Form 10-Q
period 2012-10-31
Comverse, Inc.
filed 2012-12-14
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
COMVERSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-35572	04-3398741
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
200 Quannapowitt Parkway
Wakefield, MA
01880
(Address of Principal Executive Offices)
(Zip Code)
(781) 246-9000
(Registrant’s telephone number, including area code)
810 Seventh Avenue
New York, New York 10019

(212) 739-1000
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 21,924,239 shares of the registrant’s common stock outstanding on December 6, 2012.

DEFINITIONS
In this Quarterly Report on Form 10-Q (or Quarterly Report):

•	Comverse, Inc. means Comverse, Inc., excluding its subsidiaries;

•	Starhome B.V. means Starhome B.V., our former majority-owned subsidiary, excluding its subsidiaries;

•	Starhome means Starhome B.V., including its subsidiaries;

•	CTI means Comverse Technology, Inc., our former sole stakeholder, excluding its subsidiaries;

•	Verint Systems means Verint Systems Inc., CTI’s majority-owned subsidiary, excluding its subsidiaries;

•	Verint means Verint Systems, including its subsidiaries; and

•	Comverse, we, us, our, our company and similar expressions mean Comverse, Inc., including its subsidiaries.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•	the effect of the Share Distribution on our business relationships, operating results and business generally;

•	general competitive, economic, political and market conditions and fluctuations;

•	actions taken or conditions imposed by the United States and foreign governments;

•
the risk that if Business Support Systems (or BSS) customer solution order activity, including customer order activity for Comverse ONE, does not increase, our revenue and profitability would likely be materially adversely affected and we may be required to implement further cost reduction measures to preserve or enhance our operating results and cash position;

•
our advanced offerings may not be widely adopted by existing and potential customers and increases in revenue from our advanced offerings, if any, may not exceed or fully offset potential declines in revenue from traditional solutions;

•	the potential loss of business opportunities due to continued concern on the part of customers and partners, about our financial condition;

•
the difficulty in predicting quarterly and annual operating results as a result of a high percentage of orders typically generated late in fiscal quarters and in fiscal years, lengthy and variable sales cycles, the competitive bidding process required by customers, our focus on large customers and installations and short delivery windows required by customers;

•
the risk that the occurrence of implementation delays or performance issues in projects accounted for using the percentage-of-completion (or POC) method which are not provided for in our estimates for a given fiscal period may result in significant decreases in our revenue in subsequent fiscal periods;

•
the risk that as we focus our efforts to further industrialize our BSS offerings to offer a stronger pre-packaged solution that improves ease of use and faster deployment times, near-term bookings may be impacted;

•
the effects of any potential decline or weakness in the global economy (due to among other things, the downgrade of the U.S. credit rating and European sovereign debt crisis) on the telecommunications industry, which may result in reduced information technology (or IT) spending and reduced demand for our products and services;

•
the risk that restructuring initiatives to align operating costs and expenses with anticipated revenue could have an adverse impact on our product development, project deployment and the timely execution of our business strategy. In addition, there is no assurance that these initiatives will reduce costs and the costs to implement them may offset any savings for a period of time;

i

•
the continuation of a material weakness related to income taxes or the discovery of additional material weaknesses in our internal control over financial reporting and any delay in the implementation of remedial measures;

•	the risk of disruption in the credit and capital markets which may limit our ability to access capital;

•	rapidly changing technology in our industries and our ability to enhance existing products and develop and market new products;

•
our dependence on contracts for large systems and large installations for a significant portion of our sales and operating results, including, among other things, the lengthy, complex and highly competitive bidding and selection process, the difficulty predicting our ability to obtain particular contracts and the timing and scope of these opportunities;

•
the deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially and adversely affect our results of operations in any fiscal period, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales;

•	the potential incurrence of penalties if our solutions develop operational problems and significant costs to correct previously undetected operational problems in our complex solutions;

•	our dependence on a limited number of suppliers and manufacturers for certain components and third party software could cause a supply shortage and/or interruptions in product supply;

•
the risk that increased competition could force us to lower our prices or take other actions to differentiate our products and changes in the competitive environment in the telecommunications industry worldwide could seriously affect our business;

•
the risk that increased costs or reduced demand for our products resulting from compliance with evolving telecommunications regulations and the implementation of new standards may adversely affect our business and financial condition;

•	the risk that the failure or delay in achieving interoperability of our products with our customers' systems could impair our ability to sell our products;

•	the competitive bidding process used to generate sales requires us to expend significant resources with no guarantee of recoupment;

•	third parties' infringement of our proprietary technology and the infringement by us of the intellectual property of third parties, including through the use of free or open source software;

•	the risk of diminishment in our capital resources as a result of, among other things, potential future negative operating results and cash flows;

•	risks of certain of our contractual obligations exposing us to uncapped or other significant liabilities;

•
the impact of mergers and acquisitions, including, but not limited to, difficulties relating to integration, the achievement of anticipated synergies and the implementation of required controls, procedures and policies at the acquired company;

•	we may need to recognize future impairment of goodwill and intangible assets;

•
risks associated with significant foreign operations and international sales, including the impact of geopolitical, economic and military conditions in foreign countries, conducting operations in countries with a history of corruption, entering into transactions with foreign governments and ensuring compliance with laws that prohibit improper payments;

•	potential adverse fluctuations of currency exchange rates; and

•
risks relating to our significant operations in Israel, including economic, political and/or military conditions in Israel and the Middle East, and uncertainties relating to research and development grants, tax benefits and the ability of our Israeli subsidiaries to pay dividends.

These risks and uncertainties discussed above, as well as others, are discussed in greater detail in “Risk Factors” included in our Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed by us with the SEC on October 10, 2012 and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. The documents and reports we file with the SEC are available through us, or our website, www.comverse.com, or through the SEC’s Electronic

i

Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

ii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenue:
Product revenue	$70,926	$96,975	$170,465	$211,604
Service revenue	114,274	146,822	323,711	378,012
Total revenue	185,200	243,797	494,176	589,616
Costs and expenses:
Product costs	36,367	47,003	88,300	105,572
Service costs	81,804	96,965	228,472	259,913
Research and development, net	20,379	25,273	59,243	73,990
Selling, general and administrative	39,756	43,217	119,253	133,836
Other operating expenses:
Impairment of goodwill	5,605	—	5,605	—
Restructuring charges	(23)	1,838	1,084	14,888
Total other operating expenses	5,582	1,838	6,689	14,888
Total costs and expenses	183,888	214,296	501,957	588,199
Income (loss) from operations	1,312	29,501	(7,781)	1,417
Interest income	163	377	606	1,260
Interest expense	(218)	(283)	(594)	(754)
Interest expense on notes payable to CTI	(205)	(204)	(455)	(386)
Other income (expense), net	147	(2,670)	(3,749)	(5,226)
Income (loss) before income tax provision	1,199	26,721	(11,973)	(3,689)
Income tax provision	(11,774)	(10,681)	(19,098)	(22,531)
Net (loss) income from continuing operations	(10,575)	16,040	(31,071)	(26,220)
Income from discontinued operations, net of tax	21,831	2,509	26,542	5,713
Net income (loss)	11,256	18,549	(4,529)	(20,507)
Less: Net income attributable to noncontrolling interest	(157)	(619)	(1,167)	(2,026)
Net income (loss) attributable to Comverse, Inc.	$11,099	$17,930	$(5,696)	$(22,533)
Weighted average common shares outstanding:
Basic and diluted	21,923,241	21,923,241	21,923,241	21,923,241
Net income (loss) attributable to Comverse, Inc.
Net (loss) income from continuing operations	$(10,575)	$16,040	$(31,071)	$(26,220)
Income from discontinued operations, net of tax	21,674	1,890	25,375	3,687
Net income (loss) attributable to Comverse, Inc.	$11,099	$17,930	$(5,696)	$(22,533)
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted earnings (loss) per share
Continuing operations	$(0.48)	$0.73	$(1.42)	$(1.20)
Discontinued operations	0.99	0.09	1.16	0.17
Basic and diluted earnings (loss) per share	$0.51	$0.82	$(0.26)	$(1.03)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	October 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$205,250	$160,726
Restricted cash and bank time deposits	28,655	28,893
Accounts receivable, net of allowance of $8,581 and $9,168, respectively	113,678	132,003
Inventories	28,400	27,275
Deferred cost of revenue	28,497	34,364
Deferred income taxes	10,849	8,441
Prepaid expenses and other current assets	40,275	53,074
Receivables from affiliates	—	2,576
Current assets of discontinued operations	—	40,773
Total current assets	455,604	488,125
Property and equipment, net	40,606	44,687
Goodwill	150,151	155,517
Intangible assets, net	9,996	22,034
Deferred cost of revenue	88,501	107,878
Deferred income taxes	9,020	10,153
Restricted cash - long-term	14,411	9,753
Other assets	54,955	55,839
Noncurrent assets of discontinued operations	—	8,961
Total assets	$823,244	$902,947
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$173,224	$187,773
Deferred revenue	314,992	347,891
Deferred income taxes	7,839	8,742
Income taxes payable	8,416	2,647
Current liabilities of discontinued operations	—	27,984
Total current liabilities	504,471	575,037
Deferred revenue	145,119	201,998
Deferred income taxes	39,512	40,595
Note payable to CTI	—	8,536
Other long-term liabilities	162,523	147,438
Noncurrent liabilities of discontinued operations	—	5,430
Total liabilities	851,625	979,034
Commitments and contingencies
Equity:
Comverse, Inc. stockholders’ equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued and outstanding, 21,923,241 shares	219	—
Accumulated deficit	(53,714)	—
Net investment of CTI	—	(104,073)
Accumulated other comprehensive income	25,114	20,999
Total Comverse, Inc. stockholders' equity	(28,381)	(83,074)
Noncontrolling interest	—	6,987
Total equity	(28,381)	(76,087)
Total liabilities and equity	$823,244	$902,947
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Net income (loss)	$11,256	$18,549	$(4,529)	$(20,507)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,168)	2,364	3,913	(587)
Changes in accumulated OCI on cash flow hedges, net of tax	1,407	296	72	(132)
Other comprehensive (loss) income, net of tax	(1,761)	2,660	3,985	(719)
Comprehensive income (loss)	9,495	21,209	(544)	(21,226)
Less: comprehensive income attributable to noncontrolling interest	(200)	(620)	(1,167)	(2,013)
Comprehensive income (loss) attributable to Comverse, Inc.	$9,295	$20,589	$(1,711)	$(23,239)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net cash used in operating activities - continuing operations	$(29,407)	$(34,871)
Net cash (used in) provided by operating activities - discontinued operations	(1,277)	8,492
Net cash used in operating activities	(30,684)	(26,379)
Cash flows from investing activities:
Proceeds from sale of Starhome B.V., net of cash sold of $30.9 million	6,340	—
Purchase of property and equipment	(3,896)	(3,440)
Net change in restricted cash and bank time deposits	(5,300)	(11,336)
Proceeds from asset sales	309	1,419
Other, net	(386)	168
Net cash used in investing activities - continuing operations	(2,933)	(13,189)
Net cash used in investing activities - discontinued operations	(297)	(416)
Net cash used in investing activities	(3,230)	(13,605)
Cash flows from financing activities:
(Decrease) increase in net investment by CTI	(285)	3,041
Borrowings under note payable to CTI	9,500	500
Comverse Technology Inc., capital contribution	38,500	—
Repayment of bank loans, long-term debt and other financing obligations	(35)	(6,028)
Net cash provided by (used in) financing activities - continuing operations	47,680	(2,487)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	47,680	(2,487)
Effects of exchange rates on cash and cash equivalents	(1,708)	3,608
Net increase (decrease) in cash and cash equivalents	12,058	(38,863)
Cash and cash equivalents, beginning of period including cash from discontinued operations	193,192	213,038
Cash and cash equivalents, end of period including cash from discontinued operations	205,250	174,175
Less: cash and cash equivalents of discontinued operations, end of period	—	(29,285)
Cash and cash equivalents, end of period	$205,250	$144,890
Non-cash investing and financing transactions:(1)
Inventory transfers to property and equipment	$1,129	$16,822

(1)	See Note 1, Organization, Business and Summary of Significant Accounting Policies, for non-cash transactions related to the Share Distribution.
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Background
Prior to October 31, 2012, the date of the Share Distribution (as defined below), Comverse, Inc. (the “Company”) was a wholly-owned subsidiary of Comverse Technology, Inc. (“CTI”) organized as a Delaware corporation in November 1997.
The Company is a leading provider of software-based products, systems and related services that:

•
provide converged, prepaid and postpaid billing and active customer management systems (“Business Support Systems” or “BSS”) for wireless, wireline and cable network operators delivering a value proposition designed to ensure timely and efficient service monetization, consistent customer experience, reduced complexity and cost, and enable real-time marketing based on all relevant customer profile information;

•
enable wireless and wireline (including cable) network-based Value-Added Services (“VAS”), comprised of two categories—Voice and Messaging—that include voicemail, visual voicemail, call completion, short messaging service (“SMS”) text messaging (“texting”), multimedia picture and video messaging, and Internet Protocol (“IP”) communications; and

•	provide wireless users with optimized access to Internet websites, content and applications, manage and enforce policy and generate data usage and revenue for wireless operators.
The Company's products and services are used by wireless, wireline and cable network communication service provider customers and are designed to generate voice and data network traffic, increase revenue and customer loyalty, monetize services and improve operational efficiency.
The Share Distribution
On October 31, 2012, CTI completed its spin-off of the Company as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of the Company's outstanding common shares to CTI's shareholders (the “Share Distribution”). Following the Share Distribution, CTI no longer holds any of the Company's outstanding capital stock, and the Company is an independent publicly-traded company.
Immediately prior to the Share Distribution, CTI contributed to the Company Exalink Ltd. (“Exalink”), CTI's wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, the Company and CTI operate independently, and neither have any ownership interest in the other. In order to govern certain ongoing relationships between CTI and the Company after the Share Distribution and to provide mechanisms for an orderly transition, CTI and the Company entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and CTI and the Company have agreed to indemnify each other against certain liabilities arising from their respective businesses and the services that will be provided under such agreements (see Note 3, Expense Allocations and Share Distribution Agreements).
Upon completion of the Share Distribution, the Company's shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” In connection with the Share Distribution, the Company (1) recapitalized its Net Investment of CTI with its common stock, whereby each holder of CTI common shares outstanding as of the record date for the Share Distribution received one share of the Company's common stock for every ten CTI common shares held thereby, which resulted in the issuance of approximately 21.9 million shares of the Company's common stock, (2) received contributions from CTI of $38.5 million in cash and $1.4 million of property and equipment based on CTI's book value, (3) recorded transfers of lease deposits of $0.8 million and deferred lease cost of $1.0 million from CTI, (4) assumed $0.7 million of employee related liabilities transferred to the Company from CTI, and (5) settled borrowings under a revolving loan agreement of $9.0 million and note payable by the Company to CTI of $9.4 million through a capital contribution to the Company's equity by CTI (see Note 9, Debt). In addition on November 1, 2012 in connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards (see Note 22, Subsequent Events).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Merger of CTI and Verint
As a result of CTI’s efforts to evaluate and eliminate CTI’s holding company structure, on August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint Systems Inc. (“Verint”), its majority-owned publicly traded subsidiary, pursuant to which CTI will merge with and into a subsidiary of Verint and become a wholly-owned subsidiary of Verint (the “Verint Merger”). The completion of the Verint Merger is subject to certain conditions. The Company has agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and Share Distribution, (see Note 3, Expense Allocation and Share Distribution Agreements).
Contribution and Sale of Starhome
Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.
As a result of the Starhome Disposition, the results of operations of Starhome, including the gain on sale of Starhome, net of tax, are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in the Company’s condensed consolidated and combined statements of operations for all periods presented. The assets and liabilities of Starhome are included in discontinued operations as separate components to the Company’s condensed combined balance sheet as of January 31, 2012 (see Note 14, Discontinued Operations).
Basis of Presentation
The condensed consolidated and combined financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited combined financial statements for the fiscal year ended January 31, 2012 included in the Preliminary Information Statement filed as Exhibit 99.1 to the Registration Statement on Form 10 filed by the Company with the SEC on October 10, 2012.
The condensed consolidated and combined statements of operations, comprehensive loss and cash flows for the periods ended October 31, 2012 and 2011, and the condensed consolidated balance sheet as of October 31, 2012 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. The combined balance sheet as of January 31, 2012 is derived from the annual combined financial statements included in the Preliminary Information Statement filed as Exhibit 99.1 to the Registration Statement on Form 10 filed by the Company with the SEC on October 10, 2012. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated and combined financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated and combined financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited combined financial statements and notes included in the Preliminary Information Statement filed as Exhibit 99.1 to the Registration Statement on Form 10 filed by the Company with the SEC on October 10, 2012. The results for periods are not necessarily indicative of a full fiscal year’s results.
The Company’s condensed consolidated and combined financial statements have been derived from the condensed consolidated financial statements and accounting records of CTI, using the historical results of operations, and historical basis of assets and liabilities of the Company’s business. The Company’s condensed consolidated and combined financial statements combine, on the basis of common control, the results of operations and financial position of the Company and its subsidiaries with Starhome and Exalink prior to CTI contributing Starhome and Exalink to the Company on September 19, 2012 and October 31, 2012, respectively. Management believes the assumptions and methodologies underlying the allocation of general, corporate expenses from CTI are reasonable (see Note 3, Expense Allocations and Share Distribution Agreements). However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. As such, the

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

condensed consolidated and combined financial statements included herein may not necessarily reflect the Company’s results of operations, financial position, comprehensive income (loss) or cash flows in the future or what its results of operations, financial position, comprehensive income (loss) or cash flows would have been had the Company been an independent company during the periods presented.
Prior to the Share Distribution, transactions between the Company and CTI and CTI’s other subsidiaries have been identified in the condensed consolidated and combined financial statements as transactions between related parties (see Note 15, Related Party Transactions).
For the purposes of the condensed consolidated and combined statements of cash flows, prior to the Share Distribution, the Company reflects changes in unpaid balances with CTI as a financing activity.
Intercompany accounts and transactions within the Company have been eliminated.
Use of Estimates
The preparation of the condensed consolidated and combined financial statements and the accompanying notes in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.
The most significant estimates include:

•
Estimates relating to the recognition of revenue, including the determination of vendor specific objective evidence (“VSOE”) of fair value and the determination of best estimate of selling price for multiple element arrangements;

•	Inventory write-off;

•	Allowance for doubtful accounts;

•	Fair value of CTI stock-based compensation;

•	Allocation of expenses by CTI to the Company;

•	Fair value of reporting units for the purpose of goodwill impairment testing;

•	Valuation of other intangible assets;

•	Valuation of investments and financial instruments;

•	Realization of deferred tax assets; and

•	The identification and measurement of uncertain tax positions.
The Company’s actual results may differ from its estimates.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2.	RECENT ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity. The guidance was effective for the Company for the interim period ended October 31, 2012. The adoption of this guidance did not materially impact the Company’s condensed consolidated and combined financial statements.
Standards to be Implemented
In July 2012, the FASB issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds its fair value. The guidance is effective for the Company for annual and, if any, interim impairment tests in the fiscal year ending January 31, 2014, with early adoption permitted. The Company believes that the adoption of this guidance will not have a material impact on its condensed consolidated and combined financial statements.

3.	EXPENSE ALLOCATIONS AND SHARE DISTRIBUTION AGREEMENTS
Expense Allocations
CTI provided a variety of services to the Company prior to the Share Distribution. CTI directly assigned, where possible, certain general and administrative costs to the Company based on actual use of those services. Where direct assignment of costs is not possible, or practical, CTI used other indirect methods to estimate the allocation of costs. Allocated costs include general support services such as information technology, legal services, human resource services, general accounting and finance, and executive support. Substantially all of these allocations are reflected in “Selling, general, and administrative” expenses in the Company’s condensed consolidated and combined statements of operations.
Employee compensation and overhead expenses were allocated utilizing a time study of CTI employees’ percentage of time spent on Company-related matters. External vendor expenses were allocated based on information provided by the vendor or an internal analysis of benefits derived by the Company from the services incurred by CTI.
The Company considered these expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as an independent company. Actual costs which may have been incurred if the Company had been an independent company for the nine months ended October 31, 2012 and 2011 would depend on a number of factors, including how the Company chose to organize itself, and what, if any, functions were outsourced or performed by the Company’s employees.
The following table presents the expense allocations from CTI reflected in the Company’s condensed consolidated and combined statements of operations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Employee compensation expenses	$1,196	$1,463	$2,623	$5,380
Overhead expenses and external vendor expenses	(346)	3,651	3,396	12,910
Total	$850	$5,114	$6,019	$18,290

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Net Investment of CTI
CTI primarily used a centralized approach for cash management and for financing of its operations with all related activity between the Company and CTI, reflected as equity transactions in “Net investment of CTI” in the condensed combined balance sheet as of January 31, 2012. Intercompany transactions between the Company and CTI primarily included: (i) borrowings from CTI used to fund operations and capital expenditures, as well as repayment thereof and (ii) allocations of CTI’s corporate expenses identified above. As disclosed in note 1, in connection with the Share Distribution, the Company recapitalized its Net Investment of CTI with the issuance of the Company's common stock.
Certain loan arrangements between CTI and the Company that were not included in “Net investment of CTI” are disclosed in Note 9, Debt and Note 15, Related Party Transactions.
Share Distribution Agreements
The Company entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with CTI in connection with the Share Distribution. In particular, the Distribution Agreement, among other things, provides for the allocation between the Company and CTI of various assets, liabilities and obligations attributable to periods prior to the Share Distribution. Under the Distribution Agreement, the Company agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of the Company's indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that are known by CTI but not included on the net worth statement to be delivered by CTI at the closing of the Verint Merger. The Company's uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to the Company's business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of the Company (including but not limited to the Israeli optionholder suits discussed in Note 21, Commitment and Contingencies); any failure by the Company to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of the Company; claims related to the Starhome Disposition; certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement to be delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. CTI has agreed to place $25.0 million in cash in escrow to support indemnification claims to the extent made against the Company by CTI and its affiliates (including Verint after the Verint Merger), and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger will be released to the Company. The escrow funds cannot be used for claims related to the Israeli optionholder suit. The Company will also assume all pre-Share Distribution tax obligations of each of the Company and CTI.
Under the transition services agreement, each of the Company and CTI provide the other with certain services on an interim basis. Amounts payable for services provided under the transition services agreement generally equal the costs and expenses incurred by the party providing the services, and a significant portion of the services that the Company is to provide have fixed fees. Further, the Company and CTI entered into a tax disaffiliation agreement that governs their respective rights, responsibilities and obligations after the Share Distribution with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. The Company and CTI also entered into an employee matters agreement, which allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.	INVENTORIES
Inventories consisted of the following:

	October 31, 2012	January 31, 2012
	(In thousands)
Raw materials	$17,898	$18,835
Work in process	10,204	8,290
Finished goods	298	150
	$28,400	$27,275

The Company recorded an inventory write-down of $3.6 million during the three and nine months ended October 31, 2012 for software licenses inventory which is no longer expected to be utilized.

5.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the nine months ended October 31, 2012 are as follows:

	Comverse BSS	Comverse VAS	Comverse Other (1)	Total
	(In thousands)
Goodwill, gross, at January 31, 2012	$83,955	$65,966	$162,051	$311,972
Accumulated impairment losses at January 31, 2012	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2012	83,955	65,966	5,596	155,517
Impairment of Comverse MI goodwill	—	—	(5,605)	(5,605)
Effect of changes in foreign currencies and other	129	101	9	239
Goodwill, net, at October 31, 2012	$84,084	$66,067	$—	$150,151
Balance at October 31, 2012
Goodwill, gross, at October 31, 2012	$84,084	$66,067	$162,060	$312,211
Accumulated impairment losses at October 31, 2012	—	—	(162,060)	(162,060)
Goodwill, net, at October 31, 2012	$84,084	$66,067	$—	$150,151

(1)
The amount of goodwill in “Comverse  Other” is attributable to Comverse Mobile Internet ("Comverse MI") and Netcentrex. The goodwill associated with Netcentrex was impaired during the fiscal year ended January 31, 2009 and prior fiscal years.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. During the three months ended October 31, 2012, the Comverse MI reporting unit experienced intensified competition, price erosion, and significant decline in capacity upgrades from existing customers, necessitating an interim impairment test as of October 31, 2012. As a result of the interim impairment test, the Company determined that goodwill for the Comverse MI reporting unit was impaired and recorded an impairment charge of approximately $5.6 million during the three months ended October 31, 2012.
The Company considered the adjusted net asset value method to determine the fair value of its Comverse MI reporting unit. Within this method, the Company estimated the amount a market participant would be willing to pay for each of the individual assets of the Comverse MI reporting unit, net of liabilities. The Company's estimate was based on a number of subjective factors, including: (i) the realizable value resulting from the sale of accounts receivables and inventory, (ii) the magnitude and timing of future revenue streams associated with Comverse MI's technology and trademarks, and (iii) discount rate of forecasted cash flows.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.	INTANGIBLE ASSETS, NET
Amortization of intangible assets was $4.0 million and $12.0 million for the three and nine months ended October 31, 2012, respectively, and $4.2 million and $13.2 million for the three and nine months ended October 31, 2011, respectively. There was no impairment of intangible assets for the nine months ended October 31, 2012 and 2011.

7.	OTHER ASSETS
Other assets consisted of the following:

	October 31,	January 31,
	2012	2012
	(In thousands)
Severance pay fund (1)	$34,690	$35,510
Long-term tax receivable	17,640	18,338
Other	2,625	1,991
	$54,955	$55,839

(1)	Represents deposits into insurance policies to fund severance liability (see Note 12, Other Long-Term Liabilities).

8.	RESTRUCTURING
The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the second half of the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue. The Company implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to these restructuring plans, the Company recorded severance-related costs of $0.5 million during the nine months ended October 31, 2012. Severance-related costs of $2.9 million were paid during the nine months ended October 31, 2012.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2011, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2012, the Company began the second phase of its Netcentrex restructuring plan. In relation to these initiatives, the Company recorded severance and facilities related costs of $0.9 million and paid $1.0 million of such costs during the nine months ended October 31, 2012. The remaining costs of $0.9 million relating to the Netcentrex second phase are expected to be substantially paid by the fiscal period ending July 31, 2013. Although Netcentrex is not focusing its efforts on increasing its customer base, as part of its commitment to its customers, Netcentrex is providing, and is expected to continue to provide, maintenance, support and certain other services to address the ongoing needs of its existing customer base.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table represents a roll forward of the workforce reduction and restructuring activities noted above:

	Third Quarter 2010 Initiative (1)		Netcentrex 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Nine Months Ended October 31, 2012
January 31, 2012	$2,486	$8	$1,178	$—	$3,672
Charges	525	—	13	870	1,408
Change in assumptions	(128)	(8)	(188)	—	(324)
Translation adjustments	(2)	—	(11)	(24)	(37)
Paid or utilized	(2,881)	—	(583)	(402)	(3,866)
October 31, 2012	$—	$—	$409	$444	$853

	Third Quarter 2010 Initiative (1)		Netcentrex 2010 Initiative	First Quarter 2010 Initiative		Pre 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
For the Nine Months Ended October 31, 2011
January 31, 2011	$2,462	$86	$2,910	$6	$94	$227	$29	$5,814
Charges	7,359	179	7,117	16	13	274	82	15,040
Change in assumptions	(140)	—	(12)	(3)	—	1	2	(152)
Translation adjustments	—	—	265	—	—	—	—	265
Paid or utilized	(8,602)	(240)	(6,245)	(19)	(107)	(502)	(113)	(15,828)
October 31, 2011	$1,079	$25	$4,035	$—	$—	$—	$—	$5,139

(1)	Includes charges attributable to the Phase II Business Transformation.

9.	DEBT
Debt incurred by the Company as of October 31, 2012 and January 31, 2012 was primarily extended by CTI. There were no outstanding debt amounts as of October 31, 2012.
Comverse Ltd. Lines of Credit
As of October 31, 2012 and January 31, 2012, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of October 31, 2012 and January 31, 2012, Comverse Ltd. had utilized $16.9 million and $17.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
 As of October 31, 2012 and January 31, 2012, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of October 31, 2012 and January 31, 2012,

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Comverse Ltd. had no outstanding borrowings under the line of credit. As of October 31, 2012 and January 31, 2012, Comverse Ltd. had utilized $7.4 million and $3.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash included in “Other assets” within the condensed consolidated and combined balance sheets as of October 31, 2012 and January 31, 2012.
Note Payable to CTI
On January 11, 2011, the Company entered into a promissory note to borrow up to $10.0 million from CTI, with the note scheduled to mature on January 11, 2016. Borrowings could be prepaid by the Company without penalty. The contractual interest rate applicable to borrowings under this promissory note was LIBOR plus 4.0%. The interest expense was $0.3 million for the nine months ended October 31, 2012 and $0.4 million for the nine months ended October 31, 2011 and the amount owed to CTI as of October 31, 2012 and January 31, 2012, including accrued interest, was approximately $9.4 million and $8.5 million, respectively. The note payable to CTI was settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution.
Loan Agreement with CTI
On May 9, 2012, the Company entered into a revolving loan agreement (the “Loan Agreement”) with CTI, pursuant to which CTI extended the Company a $25.0 million revolving credit facility. Borrowings under the Loan Agreement were used to fund the Company’s operating expenses and working capital needs. As of October 31, 2012, $9.0 million of borrowings were outstanding under the Loan Agreement. The borrowings under the loan agreement were settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution. The interest expense was $0.1 million for the nine months ended October 31, 2012.
Borrowings under the Loan Agreement bore interest at the one-month LIBOR plus 4.0%. The Loan Agreement provided for the mandatory prepayment of the principal and interest outstanding under the Loan Agreement with all cash swept from the Company’s bank accounts from time to time in accordance with the Company’s cash management operations with CTI.
The Company’s obligations under the Loan Agreement were unsecured. The Loan Agreement did not contain any restrictive covenants but did contain customary events of default.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the nine months ended October 31, 2012 and 2011, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.
Forward Contracts
During the nine months ended October 31, 2012 and 2011, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated and combined statement of comprehensive loss. Such amounts are reclassified to the condensed consolidated and combined statements of operations when the effects of the item being hedged are recognized in the condensed consolidated and combined statements of operations. The Company’s derivatives outstanding as of October 31, 2012 are short-term in nature and are due to contractually settle within the next twelve months.
The following tables summarize the Company’s derivative positions and their respective fair values:

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	October 31, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$20,778	Prepaid expenses and other current assets	$436
Total assets			$436

	January 31, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$36,600	Prepaid expenses and other current assets	$236
Total assets			$236
The following tables summarize the Company’s classification of gains and losses on derivative instruments for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$1,120	$287	$—
Total	$1,120	$287	$—

	Three Months Ended October 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(141)	$437	$—
Total	$(141)	$437	$—

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Nine Months Ended October 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(694)	$894	$—
Total	$(694)	$894	$—

	Nine Months Ended October 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$3,183	$3,275	$—
Total	$3,183	$3,275	$—

(1)	Amounts reclassified from accumulated other comprehensive income (“OCI”) into the statement of operations are classified as operating expenses.
There were no gains or losses from ineffectiveness of these hedges recorded for the three and nine months ended October 31, 2012 and 2011.
The components of OCI related to cash flow hedges are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$(1,058)	$439	$234	$853
Unrealized losses (gains) on cash flow hedges	1,120	(141)	(840)	3,198
Reclassification adjustment for gains (losses) included in net gain (loss)	287	437	912	(3,330)
Changes in accumulated OCI on cash flow hedges, before tax	1,407	296	72	(132)
Other comprehensive (loss) income attributable to noncontrolling interest	(43)	(1)	—	13
OCI related to discontinued operations	130	—	130	—
Changes in accumulated OCI on cash flow hedges, net of tax	1,494	295	202	(119)
Accumulated OCI related to cash flow hedges, end of the period	$436	$734	$436	$734

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	FAIR VALUE MEASUREMENTS
Under the FASB’s guidance, fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., “the exit price”).
The FASB’s guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The fair value hierarchy consists of three levels based on the reliability of inputs as follows:

•
Level 1 – Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•
Level 2 – Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2012 and 2011.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value of financial instruments is estimated by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Commercial paper. The Company uses quoted prices for similar assets and liabilities.
Derivative assets. The fair value of derivative instruments is based on quotes or data received from counterparties and third party financial institutions. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and markets rates for similar contracts using readily observable market prices thereof.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance as of October 31, 2012 and January 31, 2012:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of October 31, 2012

	October 31, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,388	$—	$9,388
Derivative assets	—	436	—	436
	$—	$9,824	$—	$9,824

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2012

	January 31, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,383	$—	$9,383
Derivative assets	—	236	—	236
	$—	$9,619	$—	$9,619

(1)	As of October 31, 2012 and January 31, 2012, $9.4 million of commercial paper were classified in “Cash and cash equivalents” within the condensed consolidated and combined balance sheets.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company measures non-financial assets, classified within Level 3 of the fair value heirarchy, including goodwill, intangible assets and property, plant and equipment, at fair value when there is an indication of impairment. These assets are recorded at fair value only when an impairment charge is recognized. The Company has elected not to apply the fair value option for non-financial assets and non-financial liabilities.
During the three months ended October 31, 2012, the Company recorded a goodwill impairment charge of approximately $5.6 million (see Note 5, Goodwill).

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	October 31,	January 31,
	2012	2012
	(In thousands)
Liability for severance pay	$46,515	$47,044
Tax contingencies	111,153	96,533
Other long-term liabilities	4,855	3,861
Total	$162,523	$147,438
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The gross severance liability as of October 31, 2012 and January 31, 2012 was $46.5 million and $47.0 million, respectively, and is included in “Other long-term liabilities” within the condensed consolidated and combined balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated and combined balance sheets as severance pay fund in the amounts of $34.7 million and $35.5 million as of October 31, 2012 and January 31, 2012, respectively.

13.	STOCK-BASED COMPENSATION
Comverse, Inc. 2012 Stock Incentive Compensation Plan
In October 2012, in connection with the Share Distribution the Company adopted the Comverse, Inc. 2012 Stock Incentive Compensation Plan (the "2012 Incentive Plan"). The following is a summary of the material terms of the 2012 Incentive Plan.
The 2012 Incentive Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation awards (referred to collectively as the "Awards") based on shares of Comverse common stock (referred to as "Shares"). The Company's employees, non-employee directors and consultants as well as employees and consultants of its subsidiaries and affiliates are eligible to receive Awards.
A total of 2.5 million Shares are reserved for issuance under future awards to be granted under the 2012 Incentive Plan following the effective date of the plan (referred to as the "Future Awards"). No Future Awards have been granted as of October 31, 2012.
A total of 5.0 million Shares were reserved for issuance to replace Awards previously granted under CTI's stock incentive plan to the Company's employees. Such reserved Shares may only be issued to replace CTI Awards and may not be issued pursuant to any Future Awards. In connection with the Share Distribution, the Company issued 724,807 restricted stock units, 132,473 deferred stock units and 495,894 options to purchase shares of the Company's common stock to replace CTI Awards previously granted to the Company's employees.
Replacement of CTI's Equity-Based Compensation Awards
In connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards. The replacement of CTI's equity- based compensation awards occurred on November 1, 2012. The replacement of CTI's equity-based compensation awards was considered a modification of an award. As a result, the Company compared the fair value of the awards immediately prior to the Share Distribution to the fair value of the awards immediately after the Share Distribution to measure incremental compensation cost. The modification resulted in an increase in the fair value of the awards. The amount of non-cash compensation expense was negligible (see Note 22, Subsequent Events, Replacement of CTI's Equity-Based Compensation Awards).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

CTI's Share-Based Awards
Certain employees of the Company have historically received, under stock incentive compensation plans maintained by CTI, share-based awards, including stock options, deferred stock unit and restricted stock unit awards, entitling the recipients to acquire or receive shares of CTI common stock. Accordingly, the following presentation reflects the stock-based compensation expense attributable to awards granted by CTI to employees of the Company. Amounts presented may not be indicative of future stock-based compensation expense and may not necessarily reflect the stock-based compensation expense that the Company would have recorded had it been an independent, publicly-traded company for the periods presented.
Stock-based compensation expense associated with awards made by CTI to the employees of the Company is included in the Company’s condensed consolidated and combined statements of operations as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands)
Stock options:
Product costs	$—	$—	$—	$7
Service costs	—	13	24	37
Research and development	—	5	4	24
Selling, general and administrative	194	56	381	165
	194	74	409	233
Restricted/Deferred stock awards:
Product costs	—	—	—	—
Service costs	498	91	1,210	372
Research and development	270	48	670	271
Selling, general and administrative	918	761	3,223	1,795
	1,686	900	5,103	2,438
Total	$1,880	$974	$5,512	$2,671
Stock-based compensation expense associated with options granted by Starhome to Starhome’s employees is included in discontinued operations and therefore not presented in the table above. For the three months ended October 31, 2012 and 2011, such stock-based compensation expense was $0.3 million and $0.1 million, respectively. For the nine months ended October 31, 2012 and 2011, such stock-based compensation expense was $0.5 million and $0.3 million, respectively.
CTI’s Restricted Period
As a result of the delinquency in the filing of periodic reports under the Exchange Act since April 2006, CTI had been ineligible to use its registration statements on Form S-8 for the offer and sale of equity securities, including equity securities issuable upon exercise of stock options by employees. Consequently, to ensure that it did not violate the federal securities laws, CTI prohibited the exercise of vested stock options from April 2006 until such time as it was determined that CTI has filed all periodic reports required in a 12-month period and had an effective registration statement on Form S-8 on file with the SEC. This period is referred to as the “restricted period.” In October 2011, CTI resumed option exercises.
Restricted Awards and Stock Options
CTI granted restricted stock unit awards (“RSU”) awards, deferred stock unit (“DSU”) awards (collectively “Restricted Awards”) and stock options under its various stock incentive plans.
During the three and nine months ended October 31, 2012, CTI granted RSU awards covering an aggregate of 64,893 and 3,251,589 shares, respectively, of CTI's common stock to certain executive officers and key employees of the Company. No RSUs were granted in the three and nine months ended October 31, 2011.
During the nine months ended October 31, 2011, CTI granted DSU awards covering 845,000 shares. No DSUs were granted in the three and nine months ended October 31, 2012 and in the three months ended October 31, 2011.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During the three and nine months ended October 31, 2012, CTI granted stock options to purchase an aggregate of 296,356 and 1,385,000 shares, respectively, of CTI's common stock to certain executive officers. No options were granted in the three and nine months ended October 31, 2011.
During the three and nine months ended October 31, 2012, 4,562 and 9,064 shares, respectively, of CTI common stock were issued to certain employees of the Company upon exercise of stock options under CTI's stock incentive plans. Total proceeds for these shares were negligible.
As of October 31, 2012, stock options to purchase 3,625,477 shares of CTI's common stock and Restricted Awards with respect to 3,785,006 shares of CTI's common stock granted to employees of the Company were outstanding and 16,960,924 shares of CTI's common stock were available for future grant under CTI's Stock Incentive Compensation Plans.
The total fair value of Restricted Awards vested during the three and nine months ended October 31, 2012 was $0.1 million and $3.8 million, respectively, and during the three and nine months ended October 31, 2011 was $0.2 million and $2.6 million, respectively. As of October 31, 2012, the unrecognized compensation expense related to unvested Restricted Awards was $20.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Outstanding stock options as of October 31, 2012 include unvested stock options to purchase 1,385,000 shares of CTI's common stock with a weighted-average grant date fair value of $2.01, an expected term of 4 years and a total fair value of $2.8 million. The unrecognized compensation cost related to the remaining unvested stock options to purchase CTI's common stock was $2.5 million, which is expected to be recognized over a weighted average period of 2.67 years.
The fair value of stock options to purchase CTI's common stock vested during the nine months ended October 31, 2012 was $0.3 million. The fair value of stock options to purchase CTI's common stock vested during the nine months ended October 31, 2011 was $0.4 million. No stock options were vested during the three months ended October 31, 2012 and 2011.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

14.	DISCONTINUED OPERATIONS
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement discussed below. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months (less any claims made on or prior to such date) and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million.
The Company and Starhome shareholders have made customary representations and warranties and covenants in the Starhome Share Purchase Agreement, including an agreement not to solicit Starhome employees or interfere with Starhome’s clients, customers, suppliers, licensor's or other business relationships for a period of four years following the closing. The Company has also agreed for a period of four years following the closing (October 19, 2012) that it will not, and will cause its affiliates not to, create, design, develop or offer for sale any product or service which directly competes with any products or services offered by Starhome, subject to certain limited exceptions. In addition, as contemplated by the Starhome Share Purchase Agreement, Starhome and the Company entered into a transition services agreement at the closing of the Starhome Disposition.
Starhome's results of operations included in discontinued operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands)
Total revenue	$11,225	$10,983	$35,132	$32,654
Income before income tax provision	$1,170	$1,877	$4,352	$6,146
Income tax (provision) benefit	(1,939)	632	(410)	(433)
(Loss) income from discontinued operations, net of tax	(769)	2,509	3,942	5,713
Gain on sale of discontinued operations, net of tax	22,600	—	22,600	—
Total income from discontinued operations, net of tax	$21,831	$2,509	$26,542	$5,713
Attributable to Comverse, Inc.	21,674	1,890	25,375	3,687
Attributable to noncontrolling interest	157	619	1,167	2,026
	$21,831	$2,509	$26,542	$5,713

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Starhome's assets and liabilities included in discontinued operations in the condensed consolidated and combined balance sheet as of January 31, 2012 were as follows:

January 31,
2012
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,466
Accounts receivable, net of allowance of $105	3,832
Inventories	2,716
Deferred cost of revenue	888
Prepaid expenses and other current assets	871
Total current assets	40,773
Property and equipment, net	1,173
Goodwill	7,559
Deferred cost of revenue	229
Total assets	$49,734
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,959
Deferred revenue	17,912
Income taxes payable	113
Total current liabilities	27,984
Deferred revenue	2,683
Other long-term liabilities	2,747
Total liabilities	$33,414
The Company and Starhome had previously entered into transactions pursuant to which the Company performed certain production, support and maintenance services for Starhome, and it is expected that these transactions will continue following the completion of the Starhome Disposition. The Company does not consider these transactions to be significant. The Company recognized revenue related to transactions with Starhome of $0.8 million and $3.0 million for the three and nine months ended October 31, 2012, respectively, and $0.7 million and $2.4 million for the three and nine months ended October 31, 2011, respectively. The Company recognized cost of revenue related to transactions with Starhome of $(0.1) million and $0.3 million for the three and nine months ended October 31, 2012, respectively, and $0.4 million and $1.6 million for the three and nine months ended October 31, 2011, respectively.

15.	RELATED PARTY TRANSACTIONS
Note Payable to CTI
On January 11, 2011, the Company entered into a promissory note to borrow up to $10.0 million from CTI, with the note scheduled to mature on January 11, 2016. Borrowings could be prepaid by the Company without penalty. The contractual interest rate applicable to borrowings under this promissory note was LIBOR plus 4.0%. The note payable to CTI was settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution (see Note 9, Debt).
Loan Agreement with CTI
On May 9, 2012, the Company entered into a revolving loan agreement (the “Loan Agreement”) with CTI, pursuant to which CTI extended the Company a $25.0 million revolving credit facility. Borrowings under the Loan Agreement were used to

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

fund the Company’s operating expenses and working capital needs. The borrowings under the loan agreement were settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution (see Note 9, Debt).
Transactions with other CTI Subsidiaries
In the ordinary course of business, the Company enters into commercial transactions with Verint Systems Inc. (“Verint”), which is a majority-owned subsidiary of CTI. As of January 31, 2012, the Company had net receivables of $1.8 million from Verint.
Other Arrangements with CTI
CTI provided a variety of services to the Company (see Note 3, Expense Allocations and Share Distribution Agreements).
CTI’s Settlement Agreement with Cadian Capital
On May 30, 2012, CTI's Board of Directors entered into a letter agreement with Cadian Capital Management, LLC (“Cadian Capital”), Cadian Fund LP, Cadian Master Fund LP and Cadian GP LLC (Cadian Capital, together with the aforementioned entities other than CTI and Verint being referred to collectively as the “Cadian Group”) with respect to the solicitation for the election of CTI director nominees at the election of directors at the Annual Meeting of Shareholders of CTI that was held on June 28, 2012 (the “CTI AGM”) by the Cadian Group pursuant to the proxy statement filed with the SEC on March 28, 2012, as subsequently amended. Such letter agreement is referred to herein as the “Letter Agreement.”
Pursuant to the terms and conditions of the Letter Agreement, the Cadian Group immediately abandoned its solicitation for the election of its or any other person's nominees as directors of CTI other than those nominees proposed by CTI in connection with the CTI AGM and agreed to vote all securities of CTI over which it has beneficial ownership in favor of the slate of directors named in CTI's proxy statement filed in connection with the CTI AGM and the parties also agreed to take various actions with respect to the composition of the Board of Directors of Verint Systems (the “Verint Board”), the Board of Directors of Comverse, Inc. (the “Comverse Board”) and the CTI Board.
With respect to the Verint Board, the parties to the Letter Agreement agreed, among other things, that three nominees designated by Cadian Capital (the “CTI-Cadian Verint Nominees”) and acceptable to the CTI Board and the Verint Board under the "Applicable Standard" (as defined below) to replace Augustus Oliver, Theodore Schell and Mark Terrell, three members of the CTI Board who also currently serve as members of the Verint Board.
With respect to the Comverse Board, CTI agreed that, immediately prior to the Share Distribution, it would cause the Comverse Board to be comprised of seven directors, one of whom shall be the chief executive officer of Comverse, three of whom shall be designated by the CTI Board (initially Susan Bowick and Mark Terrell and a director to be named in the near term), and three of whom shall be designated by Cadian Capital (initially James Budge, Stephen Andrews and Doron Inbar), each of whom are acceptable to the CTI Board to serve as directors of the Comverse Board.
Accordingly, on October 30, 2012, the CTI Board, in CTI's capacity as the sole stockholder of the Company, resolved to increase the size of the Comverse Board immediately prior to the Share Distribution to seven directors and to appoint James Budge, Steven Andrews and Doron Inbar to fill three of the resulting four vacancies in accordance with the Letter Agreement.
The CTI Board also resolved on October 30, 2012, in CTI's capacity as the sole stockholder of the Company, to appoint Henry R. Nothhaft to fill the remaining vacancy on the Comverse Board and the other members of the Comverse Board appointed him to serve as Chairman.
The “Applicable Standard” means, with respect to any decision of a board of directors or any individual director with regard to whether to approve or find acceptable any nominee or designee for election or appointment as a director, such board of directors or director acting reasonably and in good faith but in no event constrained from exercising its, his or her fiduciary duties.
In addition, each member of the Cadian Group agreed that (a) it would vote all securities of CTI over which it has beneficial ownership in favor of the Share Distribution and publicly announce its intention to vote in favor of the Share Distribution (provided, that the terms and conditions of the Share Distribution are, in the reasonable business judgment of Cadian Capital, fair and reasonable to, and in the best interests of, CTI shareholders) and (b) if a merger between CTI and Verint is proposed on terms and conditions that, in the reasonable business judgment of Cadian Capital acting in good faith, are

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

fair and reasonable to, and in the best interests of, both CTI shareholders and Verint stockholders, it will vote all securities of CTI and Verint over which it has beneficial ownership in favor of such merger and publicly announce its intention to vote in favor of such merger.
In consideration of the foregoing, CTI agreed to reimburse up to $300,000 and CTI did reimburse approximately $263,000 of the reasonable, out-of-pocket documented expenses of the Cadian Group.
The rights and obligations of the Cadian Group and CTI under the Letter Agreement (a) with respect to the CTI Board will terminate and be of no further force or effect in the event that the Cadian Group at any time ceases to own, in the aggregate, at least 1,000,000 shares of CTI common stock, (b) with respect to the Verint Board will terminate and be of no further force and effect (i) in the event that the Cadian Group ceases to own, in the aggregate, at least 1,000,000 shares of Verint common stock or (ii) in the event that CTI ceases to be the beneficial owner of a majority of the outstanding voting securities of Verint. In addition, the Letter Agreement will terminate and be of no further force or effect (x) from and after June 28, 2013 or (y) earlier, in the event that any member of the Cadian Group breaches in any material respect certain of its obligations under the Letter Agreement and such breach remains uncured after receipt of notice.

16.	EQUITY ATTRIBUTABLE TO COMVERSE, INC. AND NONCONTROLLING INTEREST
Noncontrolling interest represents minority stockholders’ interest in Starhome. The Company recognizes noncontrolling interest as a separate component of “Total equity” in the condensed consolidated and combined balance sheets and recognizes income attributable to the noncontrolling interest as a separate component of “Net loss” in the condensed consolidated and combined statements of operations.
Components of equity attributable to Comverse, Inc.’s stockholders and noncontrolling interest are as follows:

	Nine Months Ended October 31, 2012			Nine Months Ended October 31, 2011
	Comverse, Inc.’s Stockholders’ Equity	Noncontrolling Interest	Total Equity	Comverse, Inc.’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance, January 31	$(83,074)	$6,987	$(76,087)	$(67,507)	$4,216	$(63,291)
Net (loss) income	(5,696)	1,167	(4,529)	(22,533)	2,026	(20,507)
Unrealized gain (loss) for cash flow hedge positions, net of reclassification adjustments and tax	72	—	72	(119)	(13)	(132)
Foreign currency translation adjustment	3,913	—	3,913	(587)	—	(587)
Total comprehensive income (loss)	(1,711)	1,167	(544)	(23,239)	2,013	(21,226)
Stock-based compensation expense	6,036	—	6,036	2,671	—	2,671
Impact from other equity transactions	(1,249)	185	(1,064)	2,924	116	3,040
CTI contribution (1)	48,989	—	48,989	—	—	—
Starhome Disposition	2,628	(8,339)	(5,711)	—	—	—
Balance, October 31	$(28,381)	$—	$(28,381)	$(85,151)	$6,345	$(78,806)

(1)
Immediately prior to or concurrent with the Share Distribution the Company received contributions of cash and other assets from CTI, assumed certain liabilities of CTI and settled certain debt due to CTI through a capital contribution by CTI (see Notes 1, Organization, Business and Summary of Significant Accounting Policies and 9, Debt).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Capital Stock
On October 31, 2012, in connection with the Share Distribution the Company recapitalized the “Net Investment of CTI,” with the Company's common stock, whereby each holder of CTI common shares outstanding as of the record date for the Share Distribution received one share of the Company's common stock for every ten CTI common shares held thereby, resulting in the issuance of 21,923,241, shares of the Company's $0.01 par value common stock.
In addition to the Company's authorized common stock the Company has 2.5 million shares of $0.01 par value per share preferred stock none of which has been issued as of October 31, 2012.

17.	EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMVERSE, INC.’S STOCKHOLDERS
Basic loss per share attributable to Comverse, Inc.’s stockholders is computed using the number of shares of common stock outstanding immediately following the Share Distribution for all periods presented. The Company did not have any potential dilutive shares outstanding for any periods presented.

The calculation of earnings (loss) per share attributable to Comverse Inc.’s stockholders is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Net (loss) income from continuing operations attributable to Comverse, Inc. - basic and diluted	$(10,575)	$16,040	$(31,071)	$(26,220)
Net income from discontinued operations, attributable to Comverse, Inc. - basic and diluted	$21,674	$1,890	$25,375	$3,687
Denominator:
Basic and diluted weighted average common shares outstanding	21,923	21,923	21,923	21,923
Earnings (loss) per share
Basic and diluted
(Loss) earnings per share from continuing operations attributable to Comverse, Inc.	$(0.48)	$0.73	$(1.42)	$(1.20)
Earnings per share from discontinued operations attributable to Comverse, Inc.	0.99	0.09	1.16	0.17
Basic and diluted earnings (loss) per share	$0.51	$0.82	$(0.26)	$(1.03)

18.	INCOME TAXES
The Company's quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant differences that impact the effective tax rate relate to the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, incremental valuation allowances and tax contingencies.
For the nine months ended October 31, 2012 and 2011, the Company recorded an income tax provision from continuing operations of $19.1 million and $22.5 million, respectively, which represents an effective tax rate of (159.5)% and (610.8)% respectively. The effective tax rate is negative due to the fact that the Company recorded income tax expense on a consolidated and combined pre-tax loss primarily due to the mix of income and losses by jurisdiction. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains valuation allowances against certain of its U.S. and foreign net deferred tax assets. The income tax provisions from continuing operations for the periods are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies.
The Company's operating results have been included in CTI's consolidated U.S. federal and state income tax returns. The Company's non-U.S. operations have primarily been conducted separate from CTI. For purposes of the Company's combined

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

financial statements pre-Share Distribution, the provision for income taxes, taxes payable and deferred income tax balances have been recorded as if the Company had filed all tax returns on a separate return basis (“hypothetical carve-out basis”) from CTI. Post-Share Distribution, the provision for income taxes, taxes payable and deferred income tax balances are recorded in accordance with the Company's stand-alone income tax positions.
During the nine months ended October 31, 2012, the Company's income tax balances which had been previously presented on a hypothetical carve-out basis at January 31, 2012 were adjusted to reflect the Company's post-Share Distribution stand-alone income tax positions, including those related to unrecognized tax benefits, tax loss and credit carry forwards, other deferred tax assets and valuation allowances. These post-Share Distribution adjustments resulted in a $6.1 million increase in income taxes payable and a $2.6 million decrease in net deferred tax assets including valuation allowances which were offset by an $8.7 million increase in accumulated deficit.
The Company and CTI have entered into an agreement that governs their respective rights, responsibilities and obligations after the Share Distribution with respect to tax obligations, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. The agreement provides that the Company will be responsible for all tax obligations with respect to periods before the Share Distribution. As of October 31, 2012, the Company has recorded income tax obligations of CTI, in addition to those of the Company.
On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Company recorded a deferred tax asset and related valuation allowance of approximately $12.4 million at the time of the contribution. The Starhome Disposition was completed on October 19, 2012 and the deferred tax asset and related valuation allowance were reversed through income from discontinued operations, net of tax.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign jurisdictions. During the three months ended October 31, 2012, the Company reassessed its valuation allowance requirements taking into consideration the Share Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of October 31, 2012 the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $98.5 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2012 could decrease by approximately $3.0 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits. The Company's income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated and combined statements of operations. Accrued interest and penalties were $48.1 million as of October 31, 2012.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

19.	LEASES
In May 2012, the Company entered into an agreement for the lease of a facility of approximately 271,200 square feet in Raanana, Israel that is intended to replace its existing office space in Tel Aviv, Israel. The term of the lease is for 10 years, expected to commence in October 2014. In addition, the Company has the right to extend the term of the lease by up to 5 years. The annual base rent under the agreement is approximately $5.1 million.

In connection with the Share Distribution, the Company assumed from CTI the lease for office space of approximately 17,320 square feet in New York, NY.  The term of the lease expires in November, 2019 and the annual rent thereunder is approximately $1.1 million.

20.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments consist of Comverse BSS and Comverse VAS. The results of operations of all the other operations of the Company, including the Comverse MI operating segment, the Company’s Netcentrex operations, the Company’s global corporate functions that support its business units and Exalink, are included in the column captioned “Comverse Other” as part of the Company’s business segment presentation. The operating segments included in “Comverse Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance. Specifically, they do not have similar economic characteristics with any separately presented reportable segment. The Company does not maintain balance sheets for its operating segments.
Starhome results of operations are included as discontinued operations and therefore are not presented in segment information.
During the fiscal year ended January 31, 2012, as part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. For a more comprehensive discussion relating to the Phase II Business Transformation, (see Note 8, Restructuring).
Segment Performance
The Company evaluates its business by assessing the performance of each of its operating segments. The Company’s Chief Executive Officer is its chief operating decision maker (“CODM”). The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segments and for the allocation of resources. Segment performance, as the Company defines it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies.
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment of goodwill; (vi) impairment of property and equipment; (vii) litigation settlements and related costs; (viii) restructuring charges; and (ix) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s efforts to (a) complete financial statements and audits of such financial statements, (b) become current in periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Following the Share Distribution the Company will not continue to incur compliance-related professional fees and compliance-related compensation and other expenses for the filing of CTI’s periodic reports. The Company will incur fees and expenses related to compliance with its periodic reporting obligations under the federal securities laws.
In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. The Company had no segment performance adjustments to revenue for the nine months ended October 31, 2012 and 2011.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, and depreciation and amortization for the three and nine months ended October 31, 2012 and 2011:

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated and Combined
	(In thousands)
Three Months Ended October 31, 2012
Total revenue	$65,947	$111,457	$7,796	$185,200
Total costs and expenses	$59,087	$67,578	$57,223	$183,888
Income (loss) from operations	$6,860	$43,879	$(49,427)	$1,312
Computation of segment performance:
Segment revenue	$65,947	$111,457	$7,796
Total costs and expenses	$59,087	$67,578	$57,223
Segment expense adjustments:
Stock-based compensation expense	—	—	1,880
Amortization of acquisition-related intangibles	3,976	—	—
Compliance-related professional fees	—	—	176
Compliance-related compensation and other expenses	—	—	288
Impairment of goodwill	—	—	5,605
Impairment of property and equipment	—	—	15
Litigation settlements and related cost	—	—	413
Restructuring charges	—	—	(23)
Other	2	—	1
Segment expense adjustments	3,978	—	8,355
Segment expenses	55,109	67,578	48,868
Segment performance	$10,838	$43,879	$(41,072)
Interest expense	$—	$—	$(218)	$(218)
Depreciation and amortization	$(4,780)	$(1,243)	$(1,815)	$(7,838)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated and Combined
	(In thousands)
Three Months Ended October 31, 2011
Total revenue	$117,731	$112,655	$13,411	$243,797
Total costs and expenses	$87,318	$64,283	$62,695	$214,296
Income (loss) from operations	$30,413	$48,372	$(49,284)	$29,501
Computation of segment performance:
Segment revenue	$117,731	$112,655	$13,411
Total costs and expenses	$87,318	$64,283	$62,695
Segment expense adjustments:
Stock-based compensation expense	—	—	974
Amortization of acquisition-related intangibles	4,245	—	—
Compliance-related professional fees	—	—	4,162
Compliance-related compensation and other expenses	(1)	295	1,281
Impairment of property and equipment	—	—	1,118
Restructuring charges	—	—	1,838
Other	—	—	(8)
Segment expense adjustments	4,244	295	9,365
Segment expenses	83,074	63,988	53,330
Segment performance	$34,657	$48,667	$(39,919)
Interest expense	$—	$—	$(283)	$(283)
Depreciation and amortization	$(5,116)	$(1,248)	$(2,202)	$(8,566)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated and Combined
	(In thousands)
Nine Months Ended October 31, 2012
Total revenue	$192,679	$268,668	$32,829	$494,176
Total costs and expenses	$166,790	$177,769	$157,398	$501,957
Income (loss) from operations	$25,889	$90,899	$(124,569)	$(7,781)
Computation of segment performance:
Segment revenue	$192,679	$268,668	$32,829
Total costs and expenses	$166,790	$177,769	$157,398
Segment expense adjustments:
Stock-based compensation expense	—	—	5,512
Amortization of acquisition-related intangibles	12,048	—	—
Compliance-related professional fees	—	—	189
Compliance-related compensation and other expenses	678	916	247
Impairment of goodwill	—	—	5,605
Impairment of property and equipment	—	—	50
Litigation settlements and related costs	—	—	170
Restructuring charges	—	—	1,084
Other	2	—	(207)
Segment expense adjustments	12,728	916	12,650
Segment expenses	154,062	176,853	144,748
Segment performance	$38,617	$91,815	$(111,919)
Interest expense	$—	$—	$(594)	$(594)
Depreciation and amortization	$(14,443)	$(3,688)	$(5,662)	$(23,793)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated and Combined
	(In thousands)
Nine Months Ended October 31, 2011
Total revenue	$278,403	$276,234	$34,979	$589,616
Total costs and expenses	$222,142	$177,217	$188,840	$588,199
Income (loss) from operations	$56,261	$99,017	$(153,861)	$1,417
Computation of segment performance:
Segment revenue	$278,403	$276,234	$34,979
Total costs and expenses	$222,142	$177,217	$188,840
Segment expense adjustments:
Stock-based compensation expense	—	—	2,671
Amortization of acquisition-related intangibles	13,241	—	—
Compliance-related professional fees	—	—	14,629
Compliance-related compensation and other expenses	2,066	1,531	1,885
Impairment of property and equipment	—	5	1,270
Litigation settlements and related costs	—	—	474
Restructuring charges	—	—	14,888
Other	—	—	(55)
Segment expense adjustments	15,307	1,536	35,762
Segment expenses	206,835	175,681	153,078
Segment performance	$71,568	$100,553	$(118,099)
Interest expense	$—	$—	$(754)	$(754)
Depreciation and amortization	$(15,957)	$(3,281)	$(6,676)	$(25,914)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

21.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2012 and January 31, 2012, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated and combined results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $29.8 million and $27.2 million as of October 31, 2012 and January 31, 2012, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2016.
Litigation Overview
Except as disclosed below, the Company does not believe that it is currently party to any other claims, assessments or pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
Proceedings Related to CTI’s Special Committee Investigations
Overview
On March 14, 2006, CTI announced the creation of a Special Committee of its Board of Directors (the “Special Committee”) composed of outside directors to review CTI’s historic stock option grant practices and related accounting matters, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. In November 2006, the Special Committee’s investigation was expanded to other financial and accounting matters, including the recognition of revenue related to certain contracts, errors in the recording of certain deferred tax accounts, the misclassification of certain expenses, the misuse of accounting reserves and the misstatement of backlog. The Special Committee issued its report on January 28, 2008. Following the commencement of the Special Committee’s investigation, CTI, certain of its subsidiaries and some of CTI’s former directors and officers were named as defendants in several class and derivative actions, and CTI commenced direct actions against certain of its former officers and directors.
Beginning on or about April 19, 2006, class action lawsuits were filed by persons identifying themselves as CTI shareholders, purportedly on behalf of a class of CTI’s shareholders who purchased its publicly-traded securities. The actions were later consolidated and adjudicated at the United States District Court for the Eastern District of New York. The complaint named CTI and certain of its former officers and directors as defendants and alleged, among other things, violations of Sections 10(b) and 14(a) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with prior statements made by CTI with respect to, among other things, its accounting treatment of stock options. The action sought compensatory damages in an unspecified amount.
The parties to this action entered into a settlement agreement on December 16, 2009, which was amended on June 19, 2010 and approved by the court in which such action was pending on June 23, 2010. Under the settlement agreement, CTI paid the plaintiffs $160.2 million, of which $82.5 million was paid through the issuance of 12,462,236 CTI common shares and the remainder was paid in cash.
Israeli Optionholder Class Actions
CTI and certain of its subsidiaries, including Comverse Ltd. (a subsidiary of the Company), were named as defendants in four potential class action litigations in the State of Israel involving claims to recover damages incurred as a result of purported negligence or breach of contract that allegedly prevented certain current or former employees from exercising certain stock options. The Company intends to vigorously defend these actions.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases. On April 4, 2012, plaintiffs filed a motion to lift the stay based on the resolution of the actions in the United States. On May 7, 2012, the court lifted the stay, and the plaintiffs have filed an amended complaint and motion to certify a class of plaintiffs in a single consolidated class action. Defendants filed their responses on November 11, 2012 and the parties are awaiting for the court to set a further case schedule.
Separately, on July 13, 2012, plaintiffs filed a motion seeking an order that CTI hold back $150 million in assets as a reserve to satisfy any potential damage awards that may be awarded in this case, but did not seek to enjoin the Share Distribution. The Company does not believe that the motion has merit. On July 25, 2012, the court indicated that it will not rule on the motion until after it rules on plaintiffs’ motion to certify a class of plaintiffs. On August 16, 2012, plaintiffs filed a motion for leave to appeal the court’s order to the Israeli Supreme Court. The parties are awaiting a decision.
Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both seek to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint Systems stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. These cases have been consolidated with the Tel Aviv District Court cases discussed above. The Company did not accrue for these matters as the potential loss is currently not probable or estimable.
Additional cases have been filed by individual plaintiffs similarly seeking to recover damages up to an aggregate of $3.5 million allegedly incurred as a result of the inability to exercise certain stock options. The cases generally allege the same causes of actions alleged in the potential class action discussed above. The Company did not accrue for these matters as the potential loss is currently not probable or estimable.
Other Legal Proceedings
In addition to the litigation discussed above, the Company is, and in the future, may be involved in, various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. The results of these lawsuits, claims and proceedings cannot be predicted with certainty. However, the Company believes that the ultimate resolution of these current matters will not have a material adverse effect on its condensed consolidated and combined financial statements taken as a whole.
Indemnifications
In the normal course of business, the Company provides indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. The Company evaluates its indemnifications for potential losses and in its evaluation considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Generally, the Company has not encountered significant charges as a result of such indemnification provisions.
To the extent permitted under state laws or other applicable laws, the Company has agreements in which it agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company's request in such capacity. The indemnification period covers all pertinent events and occurrences during the Company's director's or officer's lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has certain director and officer insurance coverage that limits the Company's exposure and enables the Company to recover a portion of any future amounts

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

paid. The Company is not able to estimate the fair value of these indemnification agreements in excess of applicable insurance coverage, if any.
In addition, under the Distribution Agreement the Company entered into in connection with the Share Distribution, the Company has agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Expense Allocations and Share Distribution Agreements).). In connection with the closing of the Verint Merger agreement, the Company will receive $25 million to support indemnification claims made against the Company by CTI and its affiliates (including Verint after the Verint Merger).  The Company believes that the fair value of the indemnification, beyond the $25 million escrow, is not material.

22.	SUBSEQUENT EVENTS
Replacement of CTI's Equity-Based Compensation Awards
Pursuant to the terms of the Share Distribution, certain awards that were previously granted under CTI's stock incentive plan to the Company's employees and consultants have been replaced by awards that relate to Comverse common stock and have been assumed by the 2012 Incentive Plan (referred to as the "Assumed CTI Awards"). A total of 5.0 million Shares are reserved for issuance under the Assumed CTI Awards. Such reserved Shares may only be issued pursuant to the Assumed CTI Awards and may not be issued pursuant to any Future Awards. The treatment of the Assumed CTI Awards held by the Company's employees and consultants is described below.
Stock Option Awards
CTI options held by the Company's employees were replaced on November 1, 2012 with the Company's options for shares of Comverse common stock as described below based on whether the CTI options had an exercise price that was (a) less than $10.52 per share (referred to as the "Group A options") or (b) equal to or greater than $10.52 per share (referred to as the "Group B options").
The exercise price of the Group A options was adjusted such that the exercise price equaled one hundred percent (100%) of the published closing trading price of a share of the Company's common stock on the NASDAQ Stock Exchange on November 1, 2012. The number of shares of the Company's common stock subject to the Group A options was adjusted such that for each award, the aggregate Black-Scholes value of the Group A options immediately after the Share Distribution date was equal to the aggregate Black-Scholes value of the Group A options immediately before the Share Distribution date. The adjusted Group A options have a new term of ten years beginning on November 1, 2012. Any fractional shares resulting from the adjustment were rounded down to the nearest whole share. All other terms of the Group A options remained the same, including continued vesting pursuant to the current terms of the awards.
The exercise price of the Group B options was adjusted such that the exercise price equaled two hundred percent (200%) of the published closing trading price of a share of the Company's common stock on the NASDAQ Stock Exchange on November 1, 2012. The number of shares of the Company's common stock subject to the Group B options was adjusted such that for each award the aggregate Black-Scholes value of the Group B Options immediately after the Share Distribution date was equal to the aggregate Black-Scholes value of the Group B options immediately before the Share Distribution date. The adjusted Group B options have a remaining term that is the same as the existing option term. Any fractional shares resulting from the adjustment were rounded down to the nearest whole share. All other terms of the Group B options remain the same, including continued vesting pursuant to the current terms of the awards.
CTI options that were “in the money,” (i.e., where the exercise price is less than the trading price of the CTI stock) were replaced in a manner that preserved the aggregate in-the-money value and the ratio of exercise price to fair-market value of such options. All other terms of the in the money options remain the same, including continued vesting, and time to expiration, pursuant to the current terms of the awards.
The replacement of CTI's equity-based compensation awards was considered a modification of an award. As a result, the Company compared the fair value of the awards immediately prior to the Share Distribution to the fair value of the awards immediately after the Share Distribution to measure incremental compensation cost. The modification resulted in an increase in the fair value of the awards. The amount of non-cash compensation expense was negligible.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table presents CTI options held by the Company's employees and officers as of the Share Distribution date and the number of replacement options granted under the 2012 Plan:

Option	CTI's options	Replacement options granted under 2012 Plan
Group A options	374,800	77,526
Group B options	1,716,978	70,881
In the money options	1,533,699	347,487
Total options	3,625,477	495,894
Unvested Restricted Stock Units (RSUs) and Unvested Deferred Stock Units (DSUs)
On November 1, 2012, unvested CTI RSUs and unvested CTI DSUs held by the Company's officers and employees were replaced with the Company's DSUs and RSUs. Following the Share Distribution date, the number of shares of the Company's common stock underlying the replaced RSUs and DSUs was equal to (1) the number of CTI common shares underlying the CTI RSUs and CTI DSUs held as of the Share Distribution date multiplied by (2) a ratio, the numerator of which was equal to the published closing trading price of a CTI common share on the NASDAQ Stock Exchange (traded the “regular way”) on the day prior to the Share Distribution date and, the denominator of which was equal to the published closing trading price of a share of Comverse common stock on the NASDAQ Stock Exchange on November 1, 2012. In lieu of issuing fractional RSUs or DSUs, a cash payment equal to the value of the fractioned share was made to the holders by the Company. All other terms and conditions of the Company's RSUs and DSUs remain the same, including continued vesting pursuant to the current terms of the awards.
The following table presents CTI's RSUs and DSUs held by the Company's employees and officers as of the Share Distribution date and the number of replacement RSUs and DSUs granted under the 2012 Plan:

Stock units	CTI's stock units	Replacement stock units under the 2012 Plan
RSUs	3,200,339	724,807
DSUs	584,667	132,473
Total	3,785,006	857,280

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the audited combined financial statements and related notes for the fiscal year ended January 31, 2012 included in the Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on October 10, 2012, and the unaudited condensed consolidated and combined financial statements and notes thereto and financial information appearing elsewhere in this Quarterly Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” on page i of this Quarterly Report. Percentages and amounts within this section may not calculate due to rounding differences.
The Share Distribution
On October 31, 2012, CTI completed its spin–off the Company as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of our outstanding common shares to CTI’s shareholders (the “Share Distribution”). Following the Share Distribution, CTI no longer holds any of our outstanding capital stock, and we are an independent, publicly-traded company.
Immediately prior to the Share Distribution, CTI contributed to us Exalink Ltd. (“Exalink”), its wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, we and CTI operate independently, and neither have any ownership interest in the other. In order to govern certain ongoing relationships between CTI and us after the Share Distribution and to provide mechanisms for an orderly transition, we and CTI entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and we and CTI have indemnified each other against certain liabilities arising from their respective businesses and the services that will be provided under such agreements. For more information, see note 3 to our condensed consolidated and combined financial statements included in this Quarterly Report.
Subsequent to the Share Distribution, we expect to incur increased costs as a result of becoming an independent, publicly-traded company, including compensation costs attributable to the enhancement of our senior management, compensation of non-employee directors and compensation expense and professional fees related to financial reporting and compliance with our periodic reporting obligations under federal securities laws. We believe our cash flow from operations will be sufficient to fund these additional costs.
Sale of Starhome
As a result of the Starhome Disposition, the results of operations of Starhome, including the gain on the sale of Starhome, net of tax, are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in our condensed consolidated and combined statements of operations for all periods presented. The assets and liabilities of Starhome are included in discontinued operations as separate components of our condensed combined balance sheet as of January 31, 2012. For more information, see note 14 to our condensed consolidated and combined financial statements included in this Quarterly Report.
Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless operators use Starhome’s software–based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.
EXECUTIVE SUMMARY
Overview
We are a leading provider of software-based products, systems and related services that:

•
provide converged, prepaid and postpaid billing and active customer management systems (referred to as Business Support Systems or BSS) for wireless, wireline and cable network operators delivering a value proposition designed to ensure timely and efficient service monetization, consistent customer experience, reduced complexity and cost, and enable real-time marketing based on all relevant customer profile information;

•
enable wireless and wireline (including cable) network-based Value-Added Services (or VAS), comprised of two categories—Voice and Messaging—that include voicemail, visual voicemail, call completion, short messaging service (or SMS) text messaging (or texting), multimedia picture and video messaging, and Internet Protocol (or IP) communications; and

•	provide wireless users with optimized access to Internet websites, content and applications, manage and enforce policy and generate data usage and revenue for wireless operators.
Our products and services are used by more than 450 wireless, wireline and cable network communication service provider customers in more than 125 countries, including the majority of the world’s 100 largest wireless network operators. Our products and services are designed to generate voice and data network traffic, increase revenue and customer loyalty, monetize services and improve operational efficiency.
Our reportable segments are:

•	Comverse BSS—comprised of Comverse’s BSS operating segment; and

•	Comverse VAS—comprised of Comverse’s VAS operating segment.
The results of operations of all of our other operations, including the Comverse Mobile Internet (or Comverse MI) operating segment, our Netcentrex operations (or Netcentrex), our global corporate functions that support our business units and Exalink Ltd., are included in the column captioned “Comverse Other” as part of our business segment presentation. Starhome’s results of operations are included in discontinued operations and therefore not presented in segment information.
Significant Events
During the three months ended October 31, 2012 and subsequent thereto, the following additional significant events occurred:
Separation of Chief Operating Officer. On August 5, 2012, Comverse Ltd. and Oded Golan, our Senior Vice President and Chief Operating Officer, entered into a separation agreement in which they mutually agreed upon the terms of transition and separation of employment of Mr. Golan. Pursuant to the separation agreement, Mr. Golan will continue to serve in his current capacity through January 31, 2013, at which time he will resign from his position.
Merger of Verint and CTI. On August 12, 2012, CTI entered into an agreement and plan of merger (referred to as the Verint Merger Agreement) with Verint pursuant to which CTI will merge with and into a subsidiary of Verint and become a wholly-owned subsidiary of Verint (referred to as the Verint Merger). The completion of the Verint Merger is subject to certain conditions.
Under the Distribution Agreement we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. CTI has agreed to place $25.0 million in cash in escrow, upon the closing of the Verint merger, to support indemnification claims to the extent made against us by CTI and its affiliates (including Verint after the Verint Merger). The escrow funds cannot be used for claims related to the Israeli Optionholder suit. We will also assume all pre-Share Distribution tax obligations of each of us and CTI. For more information, see note 3 to our condensed consolidated and combined financial statements included in this Quarterly Report.
Contribution and Sale of Starhome. On August 1, 2012, CTI, certain Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to us its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.

Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. We received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of approximately $4.5 million.
As a result of the Starhome Disposition, the results of operations of Starhome, including the gain on sale of Starhome, net of tax, are included in discontinued operations, less applicable income taxes, as separate components of net income (loss) in our condensed combined statements of operations for all periods presented. The assets and liabilities of Starhome are included in discontinued operations as a separate component of our condensed consolidated and combined balance sheets as of January 31, 2012. See note 14 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Liquidity Forecast
During the nine months ended October 31, 2012, we experienced significant negative cash flows from operations. We continue our efforts to aggressively market our solutions and services, improve profitability and cash collections and implement cost reduction measures. We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition—Liquidity Forecast.”
Consolidated and Combined Financial Highlights
The following table presents certain financial highlights for the three and nine months ended October 31, 2012 and 2011 including Comverse performance, a non-GAAP measure, and Comverse performance margin (reflecting Comverse performance as a percentage of revenue) for our company on a consolidated and combined basis:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(Dollars in thousands)
Total revenue	$185,200	$243,797	$494,176	$589,616
Gross margin	36.2%	40.9%	35.9%	38.0%
Income (loss) from operations	1,312	29,501	(7,781)	1,417
Operating margin	0.7%	12.1%	(1.6)%	0.2%
Net (loss) income from continuing operations	(10,575)	16,040	(31,071)	(26,220)
Income from discontinued operations, net of tax	21,831	2,509	26,542	5,713
Net income (loss)	11,256	18,549	(4,529)	(20,507)
Less: Net income attributable to noncontrolling interest	(157)	(619)	(1,167)	(2,026)
Net income (loss) attributable to Comverse Inc.	11,099	17,930	(5,696)	(22,533)
Net cash provided by (used in) operating activities - continuing operations	21,089	3,163	(29,407)	(34,871)
Non-GAAP Financial Measures
Comverse performance	13,645	43,405	18,513	54,022
Comverse performance margin	7.4%	17.8%	3.7%	9.2%
Reconciliation of Income (Loss) from Operations to Comverse Performance
Comverse performance, a non-GAAP financial measure, represents our operating results without the impact of significant expenditures incurred by us in connection with CTI’s efforts to become or remain current in periodic reporting obligations under the federal securities laws and the remediation of material weaknesses in internal control over financial reporting, certain non-cash charges, and certain other gains and charges.
We provide Comverse performance, a non-GAAP financial measure, as additional information for our operating results. This measure is not in accordance with, or an alternative for, GAAP financial measures and may be different from, or not comparable to similarly titled or other non-GAAP financial measures used by other companies. We believe that the presentation of this non-GAAP financial measure provides useful information to investors regarding certain additional financial and business trends relating to our results of operations as viewed by management in monitoring our businesses, reviewing our financial results and for planning purposes.
As previously disclosed by CTI, during the fiscal year ended January 31, 2012, CTI changed its reportable segments as a result of the implementation of the Phase II Business Transformation and the manner in which its chief operating decision maker reviewed our financial results and allocated resources to CTI’s operating segments. Prior to the change in its reportable segments, we were a reportable segment of CTI and CTI used the financial measure of segment performance to present the results of operations of its previous Comverse reportable segment. As a result of the change in reportable segments, each of our BSS and VAS businesses became a separate reportable segment of CTI, and the results of operations of all of our other operations were included in the column captioned “All Other” as part of CTI’s business segment presentation. Following the change in reportable segments at CTI, the measure segment performance as used with respect to our company was renamed Comverse performance (as our company was no longer a CTI reportable segment) but its calculation continued to be made consistent with prior practice. We believe that the presentation of Comverse performance provides useful information to investors regarding our performance, including comparability with financial information previously reported by CTI.
The following table provides a reconciliation of income (loss) from operations to Comverse performance for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

	(Dollars in thousands)
Income (loss) from operations	$1,312	$29,501	$(7,781)	$1,417
Expense Adjustments:
Stock-based compensation expense	1,880	974	5,512	2,671
Amortization of acquisition-related intangibles	3,976	4,245	12,048	13,241
Compliance-related professional fees	176	4,162	189	14,629
Compliance-related compensation and other expenses	288	1,575	1,841	5,482
Impairment of goodwill	5,605	—	5,605	—
Impairment of property and equipment	15	1,118	50	1,275
Litigation settlements and related costs	413	—	170	474
Restructuring charges	(23)	1,838	1,084	14,888
Other	3	(8)	(205)	(55)
Total expense adjustments	12,333	13,904	26,294	52,605
Comverse performance	$13,645	$43,405	$18,513	$54,022
Segment Performance
We evaluate our business by assessing the performance of each of our operating segments. Our Chief Executive Officer is our chief operating decision maker (or CODM). The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segments and for the allocation of resources. Segment performance, as we define it in accordance with the Financial Accounting Standards Board’s (or the FASB) guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies.
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment of goodwill; (vi) impairment of property and equipment; (vii) litigation settlements and related costs; (viii) restructuring charges; and (ix) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s efforts to (a) complete certain financial statements and audits of such financial statements, (b) become current in periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. Although following the Share Distribution we will not continue to incur compliance-related professional fees and compliance-related compensation and other expenses for the filing of CTI’s periodic reports, we do expect to incur significant fees and expenses related to compliance with our periodic reporting obligations under the federal securities laws. For additional information on how we apply segment performance to evaluate the operating results of our segments for the three and nine months ended October 31, 2012 and 2011, see note 20 to the condensed consolidated and combined financial statements included in this Quarterly Report.
In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. We had no segment performance adjustments to revenue for the three and nine months ended October 31, 2012 and 2011.
Segment Financial Highlights
The following table presents, for the three and nine months ended October 31, 2012 and 2011, segment revenue, gross margin, income (loss) from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and Comverse Other:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

	(Dollars in thousands)
SEGMENT RESULTS
Comverse BSS
Segment revenue	$65,947	$117,731	$192,679	$278,403
Gross margin	29.4%	44.9%	33.7%	44.6%
Income from operations	6,860	30,413	25,889	56,261
Operating margin	10.4%	25.8%	13.4%	20.2%
Segment performance	10,838	34,657	38,617	71,568
Segment performance margin	16.4%	29.4%	20.0%	25.7%
Comverse VAS
Segment revenue	$111,457	$112,655	$268,668	$276,234
Gross margin	48.5%	50.6%	46.3%	45.2%
Income from operations	43,879	48,372	90,899	99,017
Operating margin	39.4%	42.9%	33.8%	35.8%
Segment performance	43,879	48,667	91,815	100,553
Segment performance margin	39.4%	43.2%	34.2%	36.4%
Comverse Other
Segment revenue	$7,796	$13,411	$32,829	$34,979
Gross margin	(82.5)%	(75.3)%	(36.5)%	(71.1)%
Loss from operations	(49,427)	(49,284)	(124,569)	(153,861)
Operating margin	(634.0)%	(367.5)%	(379.4)%	(439.9)%
Segment performance	(41,072)	(39,919)	(111,919)	(118,099)
Segment performance margin	(526.8)%	(297.7)%	(340.9)%	(337.6)%
For a discussion of the results of our segments, see “—Results of Operations,” and note 20 to the condensed consolidated and combined financial statements included in this Quarterly Report.

Business Trends and Uncertainties
For the three and nine months ended October 31, 2012 compared to the three and nine months ended October 31, 2011, we experienced decreases in revenue, which were partially offset by decreases in costs and operating expenses, resulting in a decrease in income from operations for the three months ended October 31, 2012 compared to the three months ended October 31, 2011 and a change to loss from operations for the nine months ended October 31, 2012 from income from operations for the nine months ended October 31, 2011. Comverse performance for the three and nine months ended October 31, 2012 decreased compared to the three and nine months ended October 31, 2011. For more information, see note 20 to the condensed consolidated financial statements included in this Quarterly Report.
The decreases in revenue were primarily attributable to decreases in revenue from Comverse BSS customer solutions and maintenance revenue at our Comverse BSS and Comverse VAS segments, partially offset by increases in revenue from Comverse VAS customer solutions. For a discussion of the reasons for the changes in revenue from customer solutions at our Comverse BSS and Comverse VAS segments, see “Comverse BSS,” “Comverse VAS,” “Results of Operations-Segment Results-Comverse BSS” and “Results of Operations-Segment Results-Comverse VAS.” The decreases in maintenance revenue was primarily attributable to decreased collections that resulted in a delay in the recognition of revenue, timing of entering into renewals of maintenance contracts, termination of maintenance contracts and a decrease in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to a decline in new installed base value.
During the three months ended October 31, 2012, our cash and cash equivalents and restricted cash were favorably impacted primarily by CTI's cash contribution in connection with the Share Distribution, cash proceeds from the Starhome Disposition and a decline in costs, operating expenses and disbursements, partially offset by a decrease in cash collections, that resulted in positive operating cash flow in the three months ended October 31, 2012. The decrease in cash collections was primarily attributable to reduced customer order activity in recent years, the adverse impact of the timing of acceptances in certain projects and the timing of completion of project milestones.
Our costs, operating expenses and disbursements decreased during the three and nine months ended October 31, 2012 primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows. These cost reductions were partially offset by, among other factors, the increasing complexity of project deployment which resulted in higher product delivery costs. In addition, following the Share Distribution we will incur expenses in connection with financial reporting and compliance with the federal securities laws certain of which were previously borne by CTI, our former parent company.
In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives that we believe will enhance efficiency and result in significant reductions in costs and operating expenses. The initiatives include:

•	Prioritizing the industrialization of our BSS offerings to meet or exceed our customer requirements for ease of use and faster deployment times;

•	Establishing and expanding low cost centers of excellence and research and development centers in Eastern Europe and Asia; and

•	Realigning our cost structure to our current size and business environment by primarily reducing our selling, general and administrative expenses.
We intend to implement these initiatives during the fiscal year ending January 31, 2014 and expect that some of these initiatives will continue to be implemented during the fiscal year ending January 31, 2015. In addition, for the fiscal year ending January 31, 2014, we plan to make significant capital expenditures relating to upgrades of systems and tools that we believe will increase operational efficiency and result in significant cost reductions in future fiscal periods. As a result of these initiatives, we expect that selling, general and administrative expenses will decline as a percentage of revenue in future fiscal periods.

Our principal business activities are reported through the following segments:

•
Comverse BSS, which conducts our converged, prepaid and postpaid billing and active customer management systems business and includes groups engaged in product management, professional services, research and development and product sales support; and

•
Comverse VAS, which conducts our value-added services business and includes groups engaged in VAS delivery, Rich Communication, Voice and Messaging product research and development and product sales support.

Comverse BSS
In the nine months ended October 31, 2012, customer orders for BSS customer solutions decreased slightly compared to the nine months ended October 31, 2011. We believe that BSS customer solutions order activity was impacted by uncertainty in economic conditions that prompted existing and potential customers to defer significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution. In addition, customers are more closely monitoring their operating expenses. We believe a portion of the decline was also attributable to the maturation of certain markets that historically accounted for a significant portion of our BSS growth.
Revenue from BSS customer solutions for the three and nine months ended October 31, 2012 decreased compared to the three and nine months ended October 31, 2011. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to material modifications of contracts that allowed the recognition of additional revenue during the three and nine months ended October 31, 2011, decreases in revenue from customer acceptances and changes in scope and settlements of certain customer contracts during the three and nine months ended October 31, 2012. Revenue from Comverse BSS customer solutions continued to be adversely affected by (i) the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones, delaying receipt of customer acceptance and (ii) lower volume of BSS projects in the current fiscal periods resulting from reduced customer order activity in recent years. In addition, as we focus our efforts to further industrialize our BSS offerings to offer a stronger pre-packaged solution that improves ease of use and faster deployment times, near-term bookings may be impacted. For a more detailed discussion relating to revenue from Comverse BSS customer solutions, see “Results of Operations-Segment Results-Comverse BSS-Revenue.”
We have a leading industry position in the BSS converged billing market and believe that we are well positioned to leverage our leading market position and our BSS solution offering to take advantage of the growth in the emerging converged BSS market. As part of our strategy, Comverse BSS is continuing its efforts to expand its presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors' offerings, including faster time to market and lower total cost of ownership. Comverse BSS continues to offer its existing prepaid and postpaid customer base upgrades to its Comverse ONE converged billing solution, which we believe better addresses the enhanced business needs of communication service providers. In addition, Comverse BSS continues to aggressively pursue opportunities to market its BSS solutions, primarily Comverse ONE, to new customers as part of its efforts to increase its customer base. As a result, Comverse BSS is experiencing a shift in product mix as the portion of sales of its advanced Comverse ONE converged billing solution continues to increase and the portion of sales of its traditional stand-alone prepaid and postpaid BSS solutions continues to decrease. In addition, to maintain its market leadership in BSS convergence and monetization of new business models, Comverse BSS continues to expend significant resources on research and development to further enhance Comverse ONE and its advanced monetization capabilities, including support for new business models such as machine to machine and cloud services.
Communication service providers are experiencing growth in global wireless subscriptions and traffic and a rapid growth in the use of advanced services, such as data services and Internet browsing. In response to these market trends, communication service providers require enhanced BSS system functionality to accommodate their business needs. As a result, Comverse BSS is facing increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance which are generally required for revenue recognition and receipt of payment. To address these challenges, Comverse BSS continues its efforts to improve its delivery and implementation capabilities to reduce costs and expenses. In addition, Comverse BSS continues to focus on increasing its revenue and improving its margins by broadening its customer solution and service offerings to existing and new customers.
As part of its service offering, Comverse BSS offers a suite of managed services that enable it to assume responsibility for the operation and management of its customers' billing systems. Comverse's managed services suite is designed to provide customers with improved efficiencies relating to the operation and management of their systems, thereby allowing them to focus on their own internal business needs and strengths with reduced management distraction. Managed services provide Comverse with recurring and predictable revenue and are used by Comverse to create and establish long-term relationships with customers as well as cross-sell additional solutions and system enhancements. We believe that the longevity of Comverse's customer relationships and the recurring revenue that such relationships generate provide it with stability and a competitive advantage in marketing its solutions to its existing customer base.
We believe that Comverse BSS's solutions offering has the potential to become a key driver of growth going forward. We expect that as a leader in the converged BSS market, we will continue to build on the strength of our Comverse ONE solution, particularly in the converged billing segment of the BSS market, which is expected to grow rapidly over the next few years. We also expect that growth in mobile data traffic will increase the demand for Comverse's mobile Internet solutions, which include policy management and enforcement, deep packet inspection, traffic management and video optimization capabilities, all of which are integrated into our BSS solution. In implementing our growth strategy, we plan to focus our efforts on increasing our presence primarily in APAC, the Middle East and certain countries in Latin America, including Brazil and Mexico and leveraging our existing customer base by offering upgrades to Comverse ONE primarily in Europe.
Comverse VAS
Customer orders for Comverse VAS customer solutions for the nine months ended October 31, 2012 decreased compared to the nine months ended October 31, 2011. This decrease is attributable to a decline in customer order activity related to Comverse VAS' traditional solutions, such as voicemail and SMS text messaging, which was not fully offset by customer orders for Comverse VAS' advanced offerings, and the implementation of Comverse's strategy to pursue primarily higher margin VAS projects which contributed to lower levels of VAS customer order activity.
Revenue from Comverse VAS customer solutions for the three and nine months ended October 31, 2012 increased compared to the three and nine months ended October 31, 2011 primarily resulting from an increase in revenue recognized upon cash collection due to increased collections from certain customers. The increase in revenue for the nine months ended October 31, 2012 was also attributable to the timing of completion of project milestones. These increases were partially offset by a decrease in revenue resulting from customer acceptances of large-scale deployments of next generation voicemail products during the three and nine months ended October 31, 2011 with no comparable customer acceptances in the three and nine months ended October 31, 2012. For a more detailed discussion relating to revenue from Comverse VAS customer solutions, see “Results of Operations-Segment Results-Comverse VAS-Revenue.”
Comverse VAS continues to maintain its market leadership in voice-based products, such as voicemail and call completion. However, in the VAS market, wireless subscriber preferences have changed in recent years as consumers transitioned to alternative messaging applications, such as SMS text messaging, in part as a substitute for voicemail usage, and increased the use of data in connection with the deployment of smartphones and other devices, such as tablets. This transition resulted in intensified competition due to the change in the business mix of Comverse VAS from the voicemail product line, in which we continue to hold a leading market position, to other applications and products in which Comverse VAS is continuing to face significant competitive challenges as part of its efforts to increase market share. In addition, Comverse VAS faces increasing competition from changing technologies that may provide alternatives to its products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than use wireless carriers' service offerings. Furthermore, Comverse VAS continues to face competition from low-cost competitors from emerging markets. We believe these changes have reduced demand for Comverse VAS's products and services and increased pricing pressures, which have in turn reduced revenue and margins.
At the same time, the growth in global wireless subscriptions, and emerging wireless segments, such as data services and Internet browsing, support demand for several of our products. As part of our efforts to maintain our market position and leverage these recent trends, Comverse VAS is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP messaging, a Service Enablement Middleware, Rich Communication Solutions (RCS), and Software as a Service (SaaS) cloud-based solutions. We believe demand for advanced offerings may grow due to the increasing deployment of smartphones by wireless communication service providers. Accordingly, we continue to expend significant resources on VAS research and development activities in order to enhance existing products and develop new solutions.
We plan to continue to aggressively market our VAS products, leveraging our leading market position to replace competitors and sell capacity expansions and other solutions to existing customers. We plan to do so while maintaining pricing profitability disciplines, which may subject VAS customer order activity to fluctuations in future fiscal periods. In addition, we believe we are in a position to benefit from recent consolidations of customers, primarily in North America.
Uncertainties Impacting Future Performance
Mix of Revenue
As part of our strategy, we continue our efforts to expand our BSS business and pursue primarily higher margin VAS projects which have resulted in lower VAS revenue. Currently, we are unable to predict whether increases in BSS revenue, if any, will exceed or fully offset declines in VAS revenue. If BSS revenue does not increase, or if increases in BSS revenue do not exceed or fully offset declines in VAS revenue, our revenue, profitability and cash flows would likely be materially adversely affected.
It is unclear whether our advanced offerings will be widely adopted by existing and potential customers. Currently, we are unable to predict whether sales of advanced offerings will exceed or fully offset declines that we may experience in the sale of traditional solutions. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends, changes in consumer preferences or otherwise, our revenue, profitability and cash flows would likely be materially adversely affected.
Customer Confidence
We believe that we may have lost business opportunities due to concerns on the part of customers about our financial condition. We believe that the completion of the Share Distribution and the listing of our common stock on NASDAQ will enhance our market perception and the willingness of customers and partners to purchase our solutions and services.
Global Economic Conditions
The business of Comverse BSS and Comverse VAS is impacted by general economic conditions. The weakness in the global economy in recent years has materially and adversely affected the telecommunications industry. Many customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of our customers have implemented cost cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for our products, services and solutions, longer customer purchasing decisions and pricing pressures.
Recently, there have been adverse developments in global debt markets (including European sovereign debt) and other indications of a slowdown in the global economic recovery. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, which we believe has had an adverse impact on the timing of certain customer spending decisions, and may continue to do so. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could reduce their spending, which, in turn, could reduce the demand for our products and services.
Difficulty in Forecasting Operating Results
Our operating results are difficult to predict. A high percentage of our customer orders has typically been generated late in fiscal quarters. In addition, based on historical industry spending patterns of communication service providers, we typically forecast our highest customer order activity to occur in our fourth fiscal quarter. This trend makes it difficult for us to forecast our annual customer order activity and to implement effective measures to cover any shortfalls of prior fiscal quarters if customer orders for the fourth fiscal quarter fail to meet our expectations. Furthermore, we continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for BSS and VAS installations typically involve a lengthy, complex and highly competitive bidding and selection process, and our ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or other factor resulting in the postponement or cancellation of significant orders may cause us to miss our financial projections, which may not be discernible until the end of a financial reporting period.
Share Distribution
In connection with the Share Distribution, we entered into the Distribution Agreement with CTI pursuant to which, among other things, we agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. To the extent that we are required to make payments to satisfy these indemnification obligations, our liquidity could be impacted. See Part II, Item 1A, “Risk Factors” of this Quarterly Report-Risks Related to our Operation as an Independent, Publicly-Traded Company “We are required to indemnify CTI and its affiliates (including Verint following the Verint Merger) after the Verint Merger against certain claims or losses that may arise in connection with the Verint Merger and the Share Distribution.”

RESULTS OF OPERATIONS
The following discussion provides an analysis of our consolidated and combined results and the results of operations of each of our segments for the fiscal periods presented. The discussion of the results of operations of each of our segments provides a more detailed analysis of the results of each segment presented. Accordingly, the discussion of our consolidated and combined results should be read in conjunction with the discussions of the results of operations of our segments.
Three and Nine Months Ended October 31, 2012 Compared to Three and Nine Months Ended October 31, 2011
Condensed Consolidated and Combined Results

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$185,200	$243,797	$(58,597)	(24.0)%	$494,176	$589,616	$(95,440)	(16.2)%
Costs and expenses
Cost of revenue	118,171	143,968	(25,797)	(17.9)%	316,772	365,485	(48,713)	(13.3)%
Research and development, net	20,379	25,273	(4,894)	(19.4)%	59,243	73,990	(14,747)	(19.9)%
Selling, general and administrative	39,756	43,217	(3,461)	(8.0)%	119,253	133,836	(14,583)	(10.9)%
Other operating expenses	5,582	1,838	3,744	203.7%	6,689	14,888	(8,199)	(55.1)%
Total costs and expenses	183,888	214,296	(30,408)	(14.2)%	501,957	588,199	(86,242)	(14.7)%
Income (loss) from operations	1,312	29,501	(28,189)	(95.6)%	(7,781)	1,417	(9,198)	(649.1)%
Interest income	163	377	(214)	(56.8)%	606	1,260	(654)	(51.9)%
Interest expense	(218)	(283)	65	(23.0)%	(594)	(754)	160	(21.2)%
Interest expense on notes payable to CTI	(205)	(204)	(1)	N/M	(455)	(386)	(69)	17.9%
Other income (expense), net	147	(2,670)	2,817	(105.5)%	(3,749)	(5,226)	1,477	(28.3)%
Income tax provision	(11,774)	(10,681)	(1,093)	10.2%	(19,098)	(22,531)	3,433	(15.2)%
Net (loss) income from continuing operations	(10,575)	16,040	(26,615)	(165.9)%	(31,071)	(26,220)	(4,851)	18.5%
Income from discontinued operations, net of tax	21,831	2,509	19,322	N/M	26,542	5,713	20,829	N/M
Net income (loss)	11,256	18,549	(7,293)	(39.3)%	(4,529)	(20,507)	15,978	(77.9)%
Less: Net income attributable to noncontrolling interest	(157)	(619)	462	(74.6)%	(1,167)	(2,026)	859	(42.4)%
Net income (loss) attributable to Comverse, Inc.	$11,099	$17,930	$(6,831)	(38.1)%	$(5,696)	$(22,533)	$16,837	(74.7)%
Net income (loss) attributable to Comverse, Inc.:
Net income (loss) from continuing operations	$(10,575)	$16,040	$(26,615)		$(31,071)	$(26,220)	$(4,851)
Income from discontinued operations, net of tax	21,674	1,890	19,784		25,375	3,687	21,688
Net income (loss) attributable to Comverse, Inc.	$11,099	$17,930	$(6,831)		$(5,696)	$(22,533)	$16,837
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted earnings (loss) per share(1)
Continuing operations	$(0.48)	$0.73	$(1.21)		$(1.42)	$(1.20)	$(0.22)
Discontinued operations	$0.99	$0.09	$0.90		$1.16	$0.17	$0.99

(1) On November 1, 2012, we issued 724,807 restricted stock units, 132,473 deferred stock units and 495,894 options to purchase our shares of common stock to replace CTI Awards previously granted to our employees. As these awards were not outstanding as of October 31, 2012, they were not required to be considered in our diluted earnings (loss) per share calculation; however they will be considered in subsequent periods diluted earnings (loss) per share calculations. See note 22 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Total Revenue
Management analyzes our revenue by: (i) revenue generated from customer solutions, and (ii) maintenance revenue. Revenue generated from customer solutions consists primarily of the licensing of our customer solutions, hardware and related professional services and training. Professional services primarily include installation, customization and consulting services. Certain revenue arrangements that require significant customization of a product to meet the particular requirements of a customer are recognized under the percentage-of-completion method. The vast majority of the percentage-of-completion method arrangements are fixed-fee contracts. Maintenance revenue consists primarily of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Revenue from customer solutions was $115.1 million for the three months ended October 31, 2012, a decrease of $45.5 million, or 28.3%, compared to the three months ended October 31, 2011. The decrease was attributable to a decline of $50.1 million and $3.0 million in customer solutions revenue at the Comverse BSS segment and Comverse Other, respectively, partially offset by an increase of $7.5 million at the Comverse VAS segment. Revenue recognized using the percentage-of-completion method was $53.0 million and $81.6 million for the three months ended October 31, 2012 and 2011, respectively, and comprised approximately 29% and 33% of total revenue for such periods, respectively.
Maintenance revenue was $70.1 million for the three months ended October 31, 2012, a decrease of $13.1 million, or 15.7%, compared to the three months ended October 31, 2011. This decrease was primarily attributable to declines of $8.7 million, $2.6 million and $1.7 million in maintenance revenue at the Comverse VAS segment, Comverse Other and Comverse BSS segment, respectively.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Revenue from customer solutions was $287.6 million for the nine months ended October 31, 2012, a decrease of $57.3 million, or 16.6%, compared to the nine months ended October 31, 2011. The decrease was attributable to a decline of $75.9 million in customer solutions revenue at the Comverse BSS segment, partially offset by increases of $18.0 million and $0.7 million in customer solutions revenue at the Comverse VAS segment and Comverse Other, respectively. Revenue recognized using the percentage-of-completion method was $109.9 million and $146.8 million for the nine months ended October 31, 2012 and 2011, respectively, and comprised approximately 22% and 25% of total revenue for such periods, respectively.
Maintenance revenue was $206.6 million for the nine months ended October 31, 2012, a decrease of $38.1 million, or 15.6%, compared to the nine months ended October 31, 2011. This decrease was primarily attributable to declines of $25.5 million, $9.8 million and $2.8 million in maintenance revenue at the Comverse VAS segment, Comverse BSS segment and Comverse Other, respectively.
Revenue by Geographic Region
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 36%, 30%, and 34% of our revenue, respectively, for the three months ended October 31, 2012 compared to approximately 20%, 52%, and 28% of our revenue, respectively, for the three months ended October 31, 2011. The presentation of revenue by geographic region is based on the location of customers.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 34%, 35%, and 31% of our revenue, respectively, for the nine months ended October 31, 2012 compared to approximately 22%, 51%, and 27% of our revenue, respectively, for the nine months ended October 31, 2011.
Foreign Currency Impact on Revenue
Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three months ended October 31, 2012 compared to the three months ended October 31, 2011 unfavorably impacted revenue by $2.3 million.
Our functional currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the nine months ended October 31, 2012 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the British pound, euro and Japanese yen. Fluctuations in the

U.S. dollar relative to foreign currencies in which we conducted business for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011 unfavorably impacted revenue by $7.1 million.
Foreign Currency Impact on Costs
A significant portion of our expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of our expenses in Israel. We enter into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.
Cost of revenue
Cost of revenue primarily consists of hardware and software material costs and compensation and related expenses for personnel involved in the customization of our products for customer delivery, contractor costs, maintenance and professional services, such as installation costs and training, royalties and license fees, depreciation of equipment used in operations, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Cost of revenue was $118.2 million for the three months ended October 31, 2012, a decrease of $25.8 million, or 17.9%, compared to the three months ended October 31, 2011. The decrease was attributable to declines in costs of $18.3 million and $9.3 million at the Comverse BSS segment and Comverse Other, respectively, offset by an increase in costs of $1.7 million at the Comverse VAS segment for the three months ended October 31, 2012 compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Cost of revenue was $316.8 million for the nine months ended October 31, 2012, a decrease of $48.7 million, or 13.3%, compared to the nine months ended October 31, 2011. The decrease was attributable to declines in costs of $26.5 million, $15.0 million and $7.1 million at the Comverse BSS segment, Comverse Other, and Comverse VAS segment, respectively, for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.
Research and Development, Net
Research and development expenses, net primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third party development and programming costs and the amortization of purchased software code and services content used in research and development activities.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Research and development expenses, net, were $20.4 million for the three months ended October 31, 2012, a decrease of $4.9 million, or 19.4%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a decline of $7.0 million at the Comverse BSS segment, partially offset by an increase of $2.2 million at the Comverse VAS segment.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Research and development expenses, net, were $59.2 million for the nine months ended October 31, 2012, a decrease of $14.7 million, or 19.9%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to declines of $21.5 million and $2.2 million at the Comverse BSS segment and Comverse Other, respectively, partially offset by an increase of $9.0 million at the Comverse VAS segment.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Selling, general and administrative expenses were $39.8 million for the three months ended October 31, 2012, a decrease of $3.5 million, or 8.0%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a declines of $3.0 million and $0.6 million at the Comverse BSS and Comverse VAS segments, respectively, partially offset by an increase of $0.1 million at Comverse Other.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Selling, general and administrative expenses were $119.3 million for the nine months ended October 31, 2012, a decrease of $14.6 million, or 10.9%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to declines of $7.3 million, $6.1 million and $1.3 million at the Comverse BSS segment, Comverse Other, and the Comverse VAS segment, respectively.
Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the fiscal periods presented include primarily restructuring charges and impairments of intangible assets.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Other operating expenses were $5.6 million for the three months ended October 31, 2012, an increase of $3.7 million, compared to the three months ended October 31, 2011. The increase was primarily attributable to an increase at Comverse Other.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Other operating expenses were $6.7 million for the nine months ended October 31, 2012, a decrease of $8.2 million, or 55.1%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to a decline at Comverse Other.
Income (Loss) from Operations
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Income from operations was $1.3 million for the three months ended October 31, 2012, a decrease of $28.2 million, or 95.6%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a decrease in income from operations of $23.6 million and $4.5 million at the Comverse BSS and Comverse VAS segments, respectively.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Loss from operations was $7.8 million for the nine months ended October 31, 2012, a change of $9.2 million compared to income from operations of $1.4 million for nine months ended October 31, 2011. The change was primarily attributable to a decline in income from operations of $30.4 million and $8.1 million at the Comverse BSS and Comverse VAS segments partially offset by a decrease in loss from operations of $29.3 million at Comverse Other.
Interest Income
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Interest income was $0.2 million for the three months ended October 31, 2012, a decrease of $0.2 million, or 56.8%, compared to the three months ended October 31, 2011.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Interest income was $0.6 million for the nine months ended October 31, 2012, a decrease of $0.7 million, or 51.9%, compared to the nine months ended October 31, 2011.
Interest Expense
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Interest expense was $0.2 million for the three months ended October 31, 2012, a decrease of $0.1 million, or 23.0%, compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Interest expense was $0.6 million for the nine months ended October 31, 2012, a decrease of $0.2 million, or 21.2%, compared to the nine months ended October 31, 2011.
Interest Expense on Notes Payable to CTI
Interest expense on notes payable to CTI consists of interest expense payable by us to CTI under a promissory note dated January 11, 2011 and a revolving loan agreement dated May 9, 2012 (referred to as the loan agreement).
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Interest expense on notes payable to CTI was $0.2 million for the three months ended October 31, 2012, and October 31, 2011. For more information about this note and the loan agreement, see note 9 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Interest expense on notes payable to CTI was $0.5 million for the nine months ended October 31, 2012, an increase of $0.1 million, or 17.9% , compared to the nine months ended October 31, 2011. For more information about this note and the loan agreement, see note 9 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Other Income (Expense), Net
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Other income, net was $0.1 million for the three months ended October 31, 2012, a change of $2.8 million compared to other expense, net of $2.7 million for the three months ended October 31, 2011. The change was primarily attributable to a $2.7 million increase related to the recognition of net foreign currency transaction gains of $0.2 million for the three months ended October 31, 2012, compared to net foreign currency transaction losses of $2.5 million for the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Other expense, net was $3.7 million for the nine months ended October 31, 2012, a decrease of $1.5 million, or 28.3%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to a $0.8 million decrease related to the recognition of net foreign currency transaction losses of $3.5 million for the nine months ended October 31, 2012, compared to $4.3 million for the nine months ended October 31, 2011.
Income Tax Provision
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. We recorded an income tax provision from continuing operations of $11.8 million for the three months ended October 31, 2012, representing an effective tax rate of 982.0%, compared with an income tax provision from continuing operations of $10.7 million, representing an effective tax rate of 40.0% for the three months ended October 31, 2011. During the three months ended October 31, 2012 and 2011, the effective tax rates were greater than the US statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes and certain tax contingencies. The change in our effective tax rate for the three months ended October 31, 2012, compared to the three months ended October 31, 2011 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. We recorded an income tax provision from continuing operations of $19.1 million for the nine months ended October 31, 2012, representing an effective tax rate of (159.5)%, compared with an income tax provision from continuing operations of $22.5 million, representing an effective tax rate of (610.8)% for the nine months ended October 31, 2011. During the nine months ended October 31, 2012 and 2011, the effective tax rates were negative due to the fact that we reported income tax expense on loss before income tax provision. We did not record an income tax benefit on the losses for the periods, primarily because we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes and certain tax contingencies. The change in our effective tax rate for the nine months ended October 31, 2012, compared to the nine months ended October 31, 2011 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations represents the results of operations of Starhome, including the gain on sale of Starhome, net of tax.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Income from discontinued operations, net of tax, was $21.8 million for the three months ended October 31, 2012, compared to $2.5 million for the three months ended October 31, 2011. The increase was primarily attributable to $22.6 million gain on sale of Starhome recorded during the three months ended October 31, 2012. See note 14 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Income from discontinued operations, net of tax, was $26.5 million for the nine months ended October 31, 2012, compared to $5.7 million for the nine months ended October 31, 2011. The increase was primarily attributable to $22.6 million gain on sale of Starhome recorded during the nine months ended October 31, 2012. See note 14 of the condensed consolidated and combined financial statements included in this Quarterly Report.

Net Income (Loss)
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Net income was $11.3 million for the three months ended October 31, 2012, a decrease in income of $7.3 million, or 39.3%, compared to the three months ended October 31, 2011 due primarily to the reasons discussed above.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Net loss was $4.5 million for the nine months ended October 31, 2012, a decrease in loss of $16.0 million, or 77.9% compared to the nine months ended October 31, 2011 due primarily to the reasons discussed above.
Net Income Attributable to Noncontrolling Interest
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Net income attributable to noncontrolling interest was $0.2 million for the three months ended October 31, 2012, a decrease of $0.5 million, or 74.6%, compared to the three months ended October 31, 2011. The decrease was attributable to a decrease in Starhome's net income for the three months ended October 31, 2012 compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Net income attributable to noncontrolling interest was $1.2 million for the nine months ended October 31, 2012, a decrease of $0.9 million, or 42.4%, compared to the nine months ended October 31, 2011. The decrease was attributable to a decrease in Starhome’s net income for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.

Segment Results
Comverse BSS

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$65,947	$117,731	$(51,784)	(44.0)%	$192,679	$278,403	$(85,724)	(30.8)%
Costs and expenses:
Cost of revenue	46,561	64,823	(18,262)	(28.2)%	127,793	154,320	(26,527)	(17.2)%
Research and development, net	8,499	15,458	(6,959)	(45.0)%	25,482	46,967	(21,485)	(45.7)%
Selling, general and administrative	4,027	7,022	(2,995)	(42.7)%	13,515	20,774	(7,259)	(34.9)%
Other operating expenses	—	15	(15)	(100.0)%	—	81	(81)	(100.0)%
Total costs and expenses	59,087	87,318	(28,231)	(32.3)%	166,790	222,142	(55,352)	(24.9)%
Income from operations	$6,860	$30,413	$(23,553)	(77.4)%	$25,889	$56,261	$(30,372)	(54.0)%
Computation of segment performance:
Segment revenue	$65,947	$117,731	$(51,784)	(44.0)%	$192,679	$278,403	$(85,724)	(30.8)%
Total costs and expenses	$59,087	$87,318	$(28,231)	(32.3)%	$166,790	$222,142	$(55,352)	(24.9)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	3,976	4,245	(269)	(6.3)%	12,048	13,241	(1,193)	(9.0)%
Compliance-related compensation and other expenses	—	(1)	1	N/M	678	2,066	(1,388)	(67.2)%
Other	2	—	2	N/M	2	—	2	N/M
Segment expense adjustments	3,978	4,244	(266)	(6.3)%	12,728	15,307	(2,579)	(16.8)%
Segment expenses	55,109	83,074	(27,965)	(33.7)%	154,062	206,835	(52,773)	(25.5)%
Segment performance	$10,838	$34,657	$(23,819)	(68.7)%	$38,617	$71,568	$(32,951)	(46.0)%
Revenue
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Revenue from Comverse BSS customer solutions was $32.2 million for the three months ended October 31, 2012, a decrease of $50.1 million, or 60.8%, compared to the three months ended October 31, 2011. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to (i) material modifications of certain existing contracts during the three months ended October 31, 2011 that allowed the recognition of additional revenue of approximately $30.8 million during the prior period (ii) a 28.6% decrease in revenue from customer acceptances in the three months ended October 31, 2012 compared to the three months ended October 31, 2011 and (iii) changes in scope and settlements of certain customer contracts.
Comverse BSS maintenance revenue was $33.7 million for the three months ended October 31, 2012, a decrease of $1.7 million, or 4.9%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to timing of entering into renewals of maintenance contracts with customers.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Revenue from Comverse BSS customer solutions was $92.4 million for the nine months ended October 31, 2012, a decrease of $75.9 million, or 45.1%, compared to the nine months ended October 31, 2011. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to (i) material modifications of certain existing contracts during the nine months ended October 31, 2011 that allowed the recognition of additional revenue of approximately $24.0 million during the prior period (ii) a 23.6% decrease in revenue from customer acceptances in the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011 and (iii) changes in scope and settlements of certain customer contracts.
Comverse BSS maintenance revenue was $100.3 million for the nine months ended October 31, 2012, a decrease of $9.8 million, or 8.9%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to decreased collections that resulted in a delay in the recognition of revenue, timing of entering into renewals of maintenance contracts, termination of maintenance contracts and a reduction in maintenance fees compared to the prior period.

Revenue by Geographic Region
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 28%, 42% and 30% of Comverse BSS's revenue, respectively, for the three months ended October 31, 2012 compared to approximately 12%, 53% and 35% of Comverse BSS's revenue, respectively, for the three months ended October 31, 2011.
Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. In addition, the decrease in Comverse BSS's revenue in Europe was impacted by material modifications of certain existing contracts entered into during the prior period that allowed the recognition of additional revenue of approximately $24.4 million as well as changes in scope and settlements of certain customer contracts. As a result, Comverse BSS's revenue from its European customers declined during the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The decrease in total revenue for Comverse BSS in APAC was primarily attributable to a decrease in revenue recognized due to changes in scope and settlements of certain customer contracts and customer acceptances in certain large-scale projects with no comparable projects in the prior period.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 24%, 45% and 31% of Comverse BSS's revenue, respectively, for the nine months ended October 31, 2012 compared to approximately 17%, 53% and 30% of Comverse BSS's revenue, respectively, for the nine months ended October 31, 2011.
Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. In addition, the decrease in Comverse BSS's revenue in Europe was impacted by material modifications of certain existing contracts entered into during the prior period that allowed the recognition of additional revenue of approximately $22.9 million as well as changes in scope and settlements of certain customer contracts. As a result, Comverse BSS's revenue from its European customers declined during the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011. The decrease in total revenue for Comverse BSS in APAC was primarily attributable to a decrease in revenue recognized due to changes in scope and settlements of certain customer contracts and customer acceptances in certain large-scale projects with no comparable projects in the prior period.
Foreign Currency Impact on Revenue
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the three months ended October 31, 2012 compared to the three months ended October 31, 2011 unfavorably impacted revenue by $1.5 million.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011 unfavorably impacted revenue by $5.7 million.
Cost of Revenue
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Cost of revenue was $46.6 million for the three months ended October 31, 2012, a decrease of $18.3 million, or 28.2%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to:

•	a $14.9 million decrease in material costs and overhead primarily due to decreased revenue; and

•	an $7.3 million decrease in personnel-related costs principally due to progress of projects accounted for under the percentage of completion method.
These decreases were partially offset by a $3.9 million increase in sub-contractor costs on certain projects.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Cost of revenue was $127.8 million for the nine months ended October 31, 2012, a decrease of $26.5 million, or 17.2%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to:

•	a $19.5 million decrease in material costs primarily due to decreased revenue and decreases in provisions for contract loss;

•	a $13.8 million decrease in personnel-related costs principally due to progress of projects accounted for under the percentage of completion method.
These decreases were partially offset by a $5.0 million increase in sub-contractor costs on certain projects.

Research and Development, Net
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Research and development expenses, net, were $8.5 million for the three months ended October 31, 2012, a decrease of $7.0 million, or 45.0%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a $3.4 million decrease in personnel-related costs and a $1.4 million decrease in allocated overhead costs relating to research and development, both principally due to workforce reductions as part of the Phase II Business Transformation, and a $1.7 million decrease in personnel-related costs due to allocation of research and development personnel to specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Research and development expenses, net, were $25.5 million for the nine months ended October 31, 2012, a decrease of $21.5 million, or 45.7%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to an $11.5 million decrease in personnel-related costs and bonus expenses and a $3.6 million decrease in allocated overhead costs relating to research and development, both principally due to workforce reductions as part of the Phase II Business Transformation and a $5.5 million decrease in personnel-related costs due to allocation of research and development personnel to specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net.
Selling, General and Administrative
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Selling, general and administrative expenses were $4.0 million for the three months ended October 31, 2012, a decrease of $3.0 million, or 42.7%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to:

•	a $1.9 million decrease in personnel-related costs;

•	a $0.4 million decrease in bad debt expense related to specific customers in the prior period; and

•	a $0.2 million decrease in overhead allocations related to selling, general and administrative expenses.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Selling, general and administrative expenses were $13.5 million for the nine months ended October 31, 2012, a decrease of $7.3 million, or 34.9%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to:

•	a $3.5 million decrease in personnel-related costs principally due to workforce reductions as part of the Phase II Business Transformation;

•
a $1.6 million decrease in agent and employee sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse BSS pays lower sales commissions; and

•	a $0.6 million decrease in overhead allocations related to selling, general and administrative expenses.
Segment Performance
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Segment performance was $10.8 million for the three months ended October 31, 2012 based on segment revenue of $65.9 million, representing a segment performance margin of 16.4% as a percentage of segment revenue. Segment performance was $34.7 million for the three months ended October 31, 2011 based on segment revenue of $117.7 million, representing a segment performance margin of 29.4% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to a decrease in segment revenue, partially offset by a decrease in segment expenses for the three months ended October 31, 2012 compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Segment performance was $38.6 million for the nine months ended October 31, 2012 based on segment revenue of $192.7 million, representing a segment performance margin of 20.0% as a percentage of segment revenue. Segment performance was $71.6 million for the nine months ended October 31, 2011 based on segment revenue of $278.4 million, representing a segment performance margin of 25.7% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to a decrease in segment revenue, partially offset by a decrease in segment expenses for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.

Comverse VAS

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$111,457	$112,655	$(1,198)	(1.1)%	$268,668	$276,234	$(7,566)	(2.7)%
Costs and expenses:
Cost of revenue	57,380	55,632	1,748	3.1%	144,179	151,325	(7,146)	(4.7)%
Research and development, net	8,936	6,786	2,150	31.7%	28,398	19,434	8,964	46.1%
Selling, general and administrative	1,262	1,865	(603)	(32.3)%	5,192	6,454	(1,262)	(19.6)%
Other operating expenses	—	—	—	—	—	4	(4)	N/M
Total costs and expenses	67,578	64,283	3,295	5.1%	177,769	177,217	552	0.3%
Income from operations	$43,879	$48,372	$(4,493)	(9.3)%	$90,899	$99,017	$(8,118)	(8.2)%
Computation of segment performance:
Segment revenue	$111,457	$112,655	$(1,198)	(1.1)%	$268,668	$276,234	$(7,566)	(2.7)%
Total costs and expenses	$67,578	$64,283	$3,295	5.1%	$177,769	$177,217	$552	0.3%
Segment expense adjustments:
Compliance-related compensation and other expenses	—	295	(295)	N/M	916	1,531	(615)	(40.2)%
Impairment charges	—	—	—	—	—	5	(5)	N/M
Segment expense adjustments	—	295	(295)	(100.0)%	916	1,536	(620)	(40.4)%
Segment expenses	67,578	63,988	3,590	5.6%	176,853	175,681	1,172	0.7%
Segment performance	$43,879	$48,667	$(4,788)	(9.8)%	$91,815	$100,553	$(8,738)	(8.7)%
Revenue
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Revenue from Comverse VAS customer solutions was $77.3 million for the three months ended October 31, 2012, an increase of $7.5 million, or 10.8%, compared to the three months ended October 31, 2011. The increase in revenue from Comverse VAS customer solutions was primarily attributable to an increase in revenue recognized upon cash collection due to increased collections from certain customers partially offset by a decrease in revenue resulting from customer acceptances in certain large-scale projects in the three months ended October 31, 2011, with no comparable customer acceptances in the three months ended October 31, 2012.
Comverse VAS maintenance revenue was $34.2 million for the three months ended October 31, 2012, a decrease of $8.7 million, or 20.3%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to the timing of entering into renewals of maintenance contracts, termination of maintenance contracts and a decrease in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to a decline in new installed base value.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Revenue from Comverse VAS customer solutions was $170.5 million for the nine months ended October 31, 2012, an increase of $18.0 million, or 11.8%, compared to the nine months ended October 31, 2011. The increase in revenue from Comverse VAS customer solutions was primarily attributable to an increase in revenue recognized upon cash collection due to increased collections from certain customers and timing of completion of project milestones. This increase was partially offset by a decrease in the number of customer acceptances in large-scale deployments of next generation voicemail products (including visual voicemail) during the nine months ended October 31, 2011 with no comparable customer acceptances in the nine months ended October 31, 2012.
Comverse VAS maintenance revenue was $98.2 million for the nine months ended October 31, 2012, a decrease of $25.5 million, or 20.6%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to the timing of entering into renewals of maintenance contracts, termination of maintenance contracts and a decrease in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to a decline in new installed base value.

Revenue by Geographic Region
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Revenue in the Americas, EMEA and APAC represented approximately 39%, 23% and 38% of Comverse VAS's revenue, respectively, for the three months ended October 31, 2012 compared to approximately 27%, 52% and 21% of Comverse VAS's revenue, respectively, for the three months ended October 31, 2011.
The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the three months ended October 31, 2012, with no comparable customer acceptances in the three months ended October 31, 2011. Conversely, the decrease in revenue as a percentage of total revenue for Comverse VAS in Europe was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the three months ended October 31, 2011, with no comparable customer acceptances in the three months ended October 31, 2012. The increase in revenue for Comverse VAS in APAC was primarily attributable to revenue recognized upon cash collection due to increased collections from certain customers.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Revenue in the Americas, EMEA and APAC represented approximately 41%, 28% and 31% of Comverse VAS's revenue, respectively, for the nine months ended October 31, 2012 compared to approximately 27%, 47% and 26% of Comverse VAS's revenue, respectively, for the nine months ended October 31, 2011.
The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the nine months ended October 31, 2012, with no comparable customer acceptances in the nine months ended October 31, 2011. Conversely, the decrease in revenue as a percentage of total revenue for Comverse VAS in Europe was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the nine months ended October 31, 2011, with no comparable customer acceptances in the nine months ended October 31, 2012. The increase in revenue for Comverse VAS in APAC was primarily attributable to revenue recognized upon cash collection due to increased collections from certain customers.
Foreign Currency Impact on Revenue
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the three months ended October 31, 2012 compared to the three months ended October 31, 2011 unfavorably impacted revenue by $0.6 million.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011 unfavorably impacted revenue by $0.3 million.
Cost of Revenue
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Cost of revenue was $57.4 million for the three months ended October 31, 2012, an increase of $1.7 million, or 3.1%, compared to the three months ended October 31, 2011. The increase was primarily attributable to a $7.6 million increase in personnel-related costs principally due to progress of projects related to customer solutions.
This increase was offset by the following:

•	a $2.9 million decrease in material costs primarily due to lower product costs associated with revenue recognized during the period;

•	a $1.4 million decrease in allocation of overhead costs relating to cost of revenue; and

•	a $0.9 million decrease in contractor costs recorded based on progress of projects related to customer solutions.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Cost of revenue was $144.2 million for the nine months ended October 31, 2012, a decrease of $7.1 million, or 4.7%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to:

•	a $3.1 million decrease in material costs primarily due to lower product costs associated with revenue recognized during the period; and

•	a $4.8 million decrease in allocation of overhead costs relating to cost of revenue.

Research and Development, Net
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Research and development expenses, net, were $8.9 million for the three months ended October 31, 2012, an increase of $2.2 million, or 31.7%, compared to the three months ended October 31, 2011. The increase resulted primarily from a $1.7 million increase in personnel-related costs mainly due to increased research and development headcount attributable to the launch of two new services of VAS solution offerings and an increase of $0.7 million in allocated overhead cost relating to research and development, net.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Research and development expenses, net, were $28.4 million for the nine months ended October 31, 2012, an increase of $9.0 million, or 46.1%, compared to the nine months ended October 31, 2011. The increase resulted primarily from an $8.1 million increase in personnel-related costs mainly due to increased research and development headcount attributable to the launch of two new services of VAS solution offerings.
Selling, General and Administrative
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Selling, general and administrative expenses were $1.3 million for the three months ended October 31, 2012, a decrease of $0.6 million, or 32.3%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a $0.3 million decrease in agent and employee sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse VAS pays lower sales commission and a $0.3 million decrease in personnel-related costs.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Selling, general and administrative expenses were $5.2 million for the nine months ended October 31, 2012, a decrease of $1.3 million, or 19.6%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to a $1.4 million decrease in agent and employee sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse VAS pays lower sales commission and a decrease in personnel-related costs of $0.6 million, partially offset by a $0.5 million increase in bad debt expenses.
Segment Performance
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Segment performance was $43.9 million for the three months ended October 31, 2012 based on segment revenue of $111.5 million, representing a segment performance margin of 39.4% as a percentage of segment revenue. Segment performance was $48.7 million for the three months ended October 31, 2011 based on segment revenue of $112.7 million, representing a segment performance margin of 43.2% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable an increase in segment expenses for the three months ended October 31, 2012 compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Segment performance was $91.8 million for the nine months ended October 31, 2012 based on segment revenue of $268.7 million, representing a segment performance margin of 34.2% as a percentage of segment revenue. Segment performance was $100.6 million for the nine months ended October 31, 2011 based on segment revenue of $276.2 million, representing a segment performance margin of 36.4% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenue, for the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.

Comverse Other

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$7,796	$13,411	$(5,615)	(41.9)%	$32,829	$34,979	$(2,150)	(6.1)%
Costs and expenses:
Cost of revenue	14,230	23,513	(9,283)	(39.5)%	44,800	59,840	(15,040)	(25.1)%
Research and development, net	2,944	3,029	(85)	(2.8)%	5,363	7,589	(2,226)	(29.3)%
Selling, general and administrative	34,467	34,330	137	0.4%	100,546	106,608	(6,062)	(5.7)%
Other operating expenses	5,582	1,823	3,759	206.2%	6,689	14,803	(8,114)	(54.8)%
Total costs and expenses	57,223	62,695	(5,472)	(8.7)%	157,398	188,840	(31,442)	(16.7)%
Loss from operations	$(49,427)	$(49,284)	$(143)	0.3%	$(124,569)	$(153,861)	$29,292	(19.0)%
Computation of segment performance:
Total revenue	$7,796	$13,411	$(5,615)	(41.9)%	$32,829	$34,979	$(2,150)	(6.1)%
Segment revenue adjustment	—	—	—	—	—	—	—	—
Segment revenue	$7,796	$13,411	$(5,615)	(41.9)%	$32,829	$34,979	$(2,150)	(6.1)%
Total costs and expenses	$57,223	$62,695	$(5,472)	(8.7)%	$157,398	$188,840	$(31,442)	(16.7)%
Segment expense adjustments:
Stock-based compensation expense	1,880	974	906	93.0%	5,512	2,671	2,841	106.4%
Compliance-related professional fees	176	4,162	(3,986)	(95.8)%	189	14,629	(14,440)	(98.7)%
Compliance-related compensation and other expenses	288	1,281	(993)	(77.5)%	247	1,885	(1,638)	(86.9)%
Impairment of goodwill	5,605	—	5,605	N/M	5,605	—	5,605	N/M
Impairment of property and equipment	15	1,118	(1,103)	(98.7)%	50	1,270	(1,220)	(96.1)%
Litigation settlements and related costs	413	—	413	N/M	170	474	(304)	N/M
Restructuring	(23)	1,838	(1,861)	(101.3)%	1,084	14,888	(13,804)	(92.7)%
Other	1	(8)	9	(112.5)%	(207)	(55)	(152)	N/M
Segment expense adjustments	8,355	9,365	(1,010)	(10.8)%	12,650	35,762	(23,112)	(64.6)%
Segment expenses	48,868	53,330	(4,462)	(8.4)%	144,748	153,078	(8,330)	(5.4)%
Segment performance	$(41,072)	$(39,919)	$(1,153)	2.9%	$(111,919)	$(118,099)	$6,180	(5.2)%
Revenue
Revenue includes revenue generated primarily by Comverse MI and our Netcentrex operations (or Netcentrex).
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Total revenue was $7.8 million for the three months ended October 31, 2012, a decrease of $5.6 million, or 41.9%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to revenue decreases at Netcentrex of $4.8 million. For the three months ended October 31, 2012 and 2011, Comverse MI's total revenue were $5.5 million and $5.6 million, respectively, and Netcentrex' total revenue were $1.7 million and $6.5 million, respectively.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Total revenue was $32.8 million for the nine months ended October 31, 2012, a decrease of $2.2 million, or 6.1%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to revenue decreases at Netcentrex of $5.8 million, partially offset by a $2.0 million and $1.8 million revenue increases at Comverse MI and other miscellaneous operations, respectively. For the nine months ended October 31, 2012 and 2011, Comverse MI's total revenue was $17.4 million and $15.4 million, respectively, and Netcentrex' total revenue was $11.5 million and $17.3 million, respectively.
Cost of Revenue
Cost of revenue is primarily attributable to Comverse MI and Netcentrex. Cost of revenue also includes shared services costs associated with percentage-of-completion projects, including at Comverse BSS and Comverse VAS.

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Cost of revenue was $14.2 million for the three months ended October 31, 2012, a decrease of $9.3 million, or 39.5%, compared to the three months ended October 31, 2011. The decrease was primarily attributable to a $14.2 million decrease in personnel-related costs relating to employees, whose personnel-related costs were included in Comverse Other for the three months ended October 31, 2011 and were transferred to specific projects at the Comverse BSS and Comverse VAS segments for the three months ended October 31, 2012.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Cost of revenue was $44.8 million for the nine months ended October 31, 2012, a decrease of $15.0 million, or 25.1%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to:

•
a $13.5 million decrease in personnel-related costs relating to employees, whose personnel-related costs were included in Comverse Other for the nine months ended October 31, 2011 and were transferred to specific projects at the Comverse BSS and Comverse VAS segments for the nine months ended October 31, 2012; and

•	a $1.4 million decrease in contractor costs.
Research and Development, Net
Research and development expenses, net primarily include expenses incurred by our global corporate functions in connection with shared services provided to our operations, including Comverse BSS and Comverse VAS.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Research and development expenses, net, were $2.9 million for the three months ended October 31, 2012, a decrease of $0.1 million, or 2.8%, compared to the three months ended October 31, 2011.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Research and development expenses, net, were $5.4 million for the nine months ended October 31, 2012, a decrease of $2.2 million, or 29.3%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to a decrease in allocated overhead costs relating to research and development.
Selling, General and Administrative
Selling, general and administrative expenses consist of expenses incurred by our global corporate functions in connection with shared services provided to our operations, including, Comverse BSS and Comverse VAS.
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Selling, general and administrative expenses were $34.5 million for the three months ended October 31, 2012, an increase of $0.1 million, or 0.4%, compared to the three months ended October 31, 2011. The increase was primarily attributable to:

•	a $3.0 million increase as a result of a higher percentage of overhead costs allocated to selling, general and administrative; and

•
a $1.7 million increase in personnel-related costs primarily due to bonus expenses. Fluctuations in foreign currency exchange rates had a favorable impact on personnel-related costs of approximately $1.0 million for the three months ended October 31, 2012.

These increases were partially offset by a $4.0 million decrease in compliance-related professional fees in connection with CTI's efforts to become current in its periodic reporting obligations under the federal securities laws.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Selling, general and administrative expenses were $100.5 million for the nine months ended October 31, 2012, a decrease of $6.1 million, or 5.7%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to:

•	a $14.4 million decrease in compliance-related professional fees in connection with CTI's efforts to become current in its periodic reporting obligations under the federal securities laws; and

•	a $4.9 million decrease in rent and utilities as a result of consolidation of facilities during the current fiscal period.
These decreases were partially offset by:

•	a $9.5 million increase in overhead allocation relating to selling, general and administrative expenses; and

•
a $6.4 million increase in agent and employee sales commissions due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which we pay higher commissions.

Other Operating Expenses
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Other operating expenses were $5.6 million for the three months ended October 31, 2012, an increase of $3.8 million, or 206.2%, compared to the three months ended October 31, 2011. The increase was primarily attributable a $5.6 million charge for impairment of goodwill related to the Comverse MI reporting unit, partially offset by a $1.9 million decrease in restructuring charges.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Other operating expenses were $6.7 million for the nine months ended October 31, 2012, a decrease of $8.1 million, or 54.8%, compared to the nine months ended October 31, 2011. The decrease was primarily attributable to a $13.8 million decrease in restructuring charges incurred during the nine months ended October 31, 2011, partially offset by a $5.6 million charge for impairment of goodwill related to the Comverse MI reporting unit.
Loss from Operations
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Loss from operations was $49.4 million for the three months ended October 31, 2012, an increase in loss of $0.1 million, or 0.3%, compared to the three months ended October 31, 2011 due primarily to the reasons discussed above. For the three months ended October 31, 2012, Comverse MI had income from operations of $0.7 million compared to a loss from operations of $0.6 million for the three months ended October 31, 2011. The change was primarily attributable to a decrease in cost of revenue and selling, general and administrative expenses. For the three months ended October 31, 2012 and 2011, Netcentrex had a loss from operations of $1.9 million and $0.1 million, respectively. The increase in loss was primarily attributable to a $4.8 million decrease in total revenue partially offset by a decrease in research and development expenses, net and cost of revenue.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Loss from operations was $124.6 million for the nine months ended October 31, 2012, a decrease in loss of $29.3 million, or 19.0%, compared to the nine months ended October 31, 2011 due primarily to the reasons discussed above. For the nine months ended October 31, 2012, Comverse MI had income from operations of $0.5 million compared to a loss from operations of $2.3 million for the nine months ended October 31, 2011. The change was primarily attributable to a $2.0 million increase in total revenue. For the nine months ended October 31, 2012 and 2011, Netcentrex had a loss from operations of $0.1 million and $3.6 million, respectively. The decrease in loss was primarily attributable to a decrease in research and development expenses, net and cost of revenue partially offset by a $5.8 million decrease in total revenue.
Segment Performance
Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Segment performance was a $41.1 million loss for the three months ended October 31, 2012 an increase in loss of $1.2 million, or 2.9%, compared to the three months ended October 31, 2011. The increase in loss was primarily attributable to the decrease in segment revenue, partially offset by a decrease in segment expenses.
Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Segment performance was a $111.9 million loss for the nine months ended October 31, 2012, a decrease in loss of $6.2 million, or 5.2%, compared to the nine months ended October 31, 2011. The decrease in loss was primarily attributable to a decrease in segment expenses, primarily related to restructuring charges and compliance-related professional fees, partially offset by a decrease in segment revenue.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings from CTI, and the sale of investments and assets. We believe that our future sources of liquidity will include cash and cash equivalents, and may include new borrowings, cash generated from asset divestitures, or proceeds from the issuance of equity or debt securities.
During the nine months ended October 31, 2012 our principal uses of liquidity were to fund operating expenses, make capital expenditures, repay indebtedness, and pay significant professional fees and other expenses in connection with CTI’s efforts to become current in, and continue to meet its periodic reporting obligations under, the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly for the nine months ended

October 31, 2012 compared to the nine months ended October 31, 2011. Following the Share Distribution, we will not incur expenses in connection with CTI’s periodic reporting requirements. However, we expect that following the Share Distribution, our accounting, tax and legal fees associated with compliance with our periodic reporting obligations under, federal securities laws and maintenance of internal control over financial reporting will increase.
Financial Condition
Cash and Cash Equivalents
As of October 31, 2012, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $248.3 million, compared to approximately $153.9 million as of July 31, 2012. In connection with the completion of the Share Distribution, we received from CTI a cash capital contribution of $38.5 million and all indebtedness payable by us to CTI was settled through a capital contribution to our equity by CTI. In addition, we received $37.2 million of cash consideration from the Starhome Disposition including $4.9 million held in escrow pursuant to the terms of the Starhome Share Purchase Agreement to cover potential post-closing indemnification claims. Any cash balance remaining following the escrow period will be released to us.
Restricted Cash
Restricted cash aggregated $43.1 million and $37.6 million as of October 31, 2012 and July 31, 2012, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, foreign currency transactions in the ordinary course of business and pending tax judgments.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Management’s current forecast is based upon a number of assumptions including, among others: continued implementation of initiatives to reduce operating costs; restricted cash and bank time deposits in amounts consistent with current levels; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs and other professional fees; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Part II, Item 1A, “Risk Factors” of this Quarterly Report materialize, we may experience a shortfall in the cash required to support working capital needs.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash Flows
Nine Months Ended October 31, 2012 Compared to Nine Months Ended October 31, 2011

	Nine Months Ended October 31,
	2012	2011
	(In thousands)
Net cash used in operating activities - continuing operations	$(29,407)	$(34,871)
Net cash used in investing activities - continuing operations	(2,933)	(13,189)
Net cash provided by (used in) financing activities - continuing operations	47,680	(2,487)
Net cash (used in) provided by discontinued operations	(1,574)	8,076
Effects of exchange rates on cash and cash equivalents	(1,708)	3,608
Net increase (decrease) in cash and cash equivalents	12,058	(38,863)
Cash and cash equivalents, beginning of period including cash of discontinued operations	193,192	213,038
Cash and cash equivalents, end of period including cash of discontinued operations	205,250	174,175
Less: Cash and cash equivalents of discontinued operations, end of period	—	(29,285)
Cash and cash equivalents, end of period	$205,250	$144,890
Operating Cash Flows
Our operating cash flows vary significantly from period to period based on timing of collections of accounts receivable, receipts of deposits on work-in-process and achievement of milestones. During the nine months ended October 31, 2012, we used net cash of $29.4 million for operating activities. Net cash used in operating activities was primarily attributable to a decrease in deferred revenue and an increase in inventory, partially offset by a decrease in accounts receivable, a decrease in prepaid expenses and other current assets and net income from operations for the nine months ended October 31, 2012.
Such cash used in operating activities was partially offset by non-cash charges and a decrease in deferred cost of revenue.
Investing Cash Flows
During the nine months ended October 31, 2012, net cash used in investing activities was $2.9 million. Net cash used in investing activities was primarily attributable to a $5.3 million increase in restricted cash in bank time deposits and $3.9 million of cash used for purchases of property and equipment, partially offset by $6.3 million of proceeds from the sale of Starhome.
Financing Cash Flows
During the nine months ended October 31, 2012, net cash provided by financing activities was $47.7 million. Net cash provided by financing activities was primarily attributable to a $38.5 million cash capital contribution from CTI and $9.5 million of borrowings under the note payable to CTI.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound. For the nine months ended October 31, 2012, the fluctuation in foreign currency exchange rates had an unfavorable impact of $1.7 million on cash and cash equivalents.
Sale of Starhome
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to us its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.

Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. We received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of approximately $4.5 million.
Merger of CTI and Verint
Under the Verint Merger Agreement, CTI has agreed to place $25.0 million in cash in escrow to support indemnification claims to the extent made against us by CTI and its affiliates (including Verint after the Verint Merger), and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger will be released to us. The escrow funds cannot be used for claims related to the Israeli optionholder suit. For more information see Note 21 to our condensed consolidated and combined financial statements included in this Quarterly Report.
Under the Distribution Agreement we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. CTI has agreed to place $25.0 million in cash in escrow, upon the closing of the Verint merger, to support indemnification claims to the extent made against us by CTI and its affiliates (including Verint after the Verint Merger). The escrow funds cannot be used for claims related to the Israeli Optionholder suit. We will also assume all pre-Share Distribution tax obligations of each of us and CTI. For more information, see note 3 to our condensed consolidated and combined financial statements included in this Quarterly Report.
Indebtedness
Comverse Ltd. Lines of Credit
As of October 31, 2012 and January 31, 2012, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of October 31, 2012 and January 31, 2012, Comverse Ltd. had utilized $16.9 million and $17.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of October 31, 2012 and January 31, 2012, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of October 31, 2012 and January 31, 2012, Comverse Ltd. had no outstanding borrowings under the line of credit. As of October 31, 2012 and January 31, 2012, Comverse Ltd. had utilized $7.4 million and $3.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash included in “Other assets” within the consolidated and combined balance sheets as of October 31, 2012 and January 31, 2012.
Note Payable to CTI
On January 11, 2011, we entered into a promissory note to borrow up to $10.0 million from CTI, with the note scheduled to mature on January 11, 2016. Borrowings could be prepaid by us without penalty. The contractual interest rate applicable to borrowings under this promissory note was LIBOR plus 4.0%. The interest expense was $0.3 million for the nine months ended October 31, 2012 and $0.4 million for the nine months ended October 31, 2011 and the amount owed to CTI as of October 31,

2012 and at January 31, 2012, including accrued interest, was approximately $9.4 million and $8.5 million, respectively. The note payable to CTI was settled through a capital contribution to our equity by CTI concurrently with the Share Distribution.
Loan Agreement with CTI
On May 9, 2012, we entered into a revolving loan agreement (referred to as the loan agreement) with CTI, pursuant to which CTI extended us a $25.0 million revolving credit facility. Borrowings under the loan agreement were used to fund our operating expenses and working capital needs. As of October 31, 2012, $9.0 million of borrowings were outstanding under the loan agreement. The borrowings under the loan agreement with CTI were settled through a capital contribution to our equity by CTI concurrently with the Share Distribution. The interest expense was $0.1 million for the nine months ended October 31, 2012.
Borrowings under the loan agreement bore interest at the one-month LIBOR plus 4.00%. The loan agreement provided for the mandatory prepayment of the principal and interest outstanding under the loan agreement with all cash swept from our bank accounts from time to time in accordance with our cash management operations with CTI.
Our obligations under the loan agreement were unsecured. The loan agreement did not contain any restrictive covenants but did contain customary events of default.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some charges. For more information relating to our restructuring initiatives, including our financial obligations in respect thereof, see note 8 to the condensed consolidated and combined financial statements included in this Quarterly Report.
During the nine months ended October 31, 2012, we recorded and paid severance and facility-related costs attributable to existing restructuring initiatives of $1.4 million and $3.9 million. The remaining costs of $0.9 million relating to existing restructuring initiatives are expected to be substantially paid by July 31, 2013. For additional information relating to our financial obligations in respect of restructuring initiatives, see note 8 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2012 and January 31, 2012, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated and combined results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $29.8 million and $27.2 million as of October 31, 2012 and January 31, 2012, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2016.
Dividends from Subsidiaries
The ability of our Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due.

We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of October 31, 2012 and January 31, 2012, cash and cash equivalents held by our foreign subsidiaries was $125.2 million and $142.3 million, respectively. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.
OFF-BALANCE SHEET ARRANGEMENTS
As of October 31, 2012, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2012. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on October 10, 2012.
CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations as of January 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on October 10, 2012.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We described the significant accounting policies and methods used in the preparation of our consolidated and combined financial statements in note 1 to the consolidated and combined financial statements included in the Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on October 10, 2012. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated and combined financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed by us with the SEC on October 10, 2012, and include the following:

•	revenue recognition;

•	extended payment terms;

•	expense allocation;

•	stock-based compensation;

•	recoverability of goodwill;

•	impairment of long-lived and intangible assets;

•	allowance for doubtful accounts;

•	income taxes; and

•	litigation and contingencies.
We do not believe that there were any significant changes in our critical accounting policies during the nine months ended October 31, 2012.
RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED
For information related to recent accounting pronouncements to be implemented, see note 2 to the condensed consolidated and combined financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on October 10, 2012, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended October 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the fiscal quarter ended October 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in the Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on October 10, 2012, our disclosure controls and procedures were not effective as of October 31, 2012.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, continuing to implement remedial actions as outlined in the Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on October 10, 2012. We have adopted, and are in the process of implementing, certain remedial measures that we believe will enable us to remediate our material weakness by January 31, 2013.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see note 21 to the condensed consolidated and combined financial statements included in this Quarterly Report. There have been no material developments in the legal proceedings previously reported in our Preliminary Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 filed with the SEC on October 10, 2012.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described below, in addition to other information contained in this Quarterly Report, including our condensed consolidated and combined financial statements and related notes. If any of the risks described below actually occurs, our business, financial results, financial condition and stock price could be materially adversely affected.
Risk Relating to Our Business

We experienced a significant decline in orders for BSS customer solutions during the fiscal year ended January 31, 2012 and a decrease in orders for BSS customer solutions in the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011. If customer order activity does not increase, our revenue and profitability will likely be materially adversely affected and we may be required to implement certain measures to preserve or enhance our operating results and cash position.
We experienced a significant decline in orders for BSS customer solutions in the fiscal year ended January 31, 2012, which continued an adverse business trend that began in 2008 and was previously disclosed by CTI. We believe the decrease in orders for BSS customer solutions was attributable mainly to the deferral of BSS projects by customers, primarily in the fourth quarter, and to certain other factors. In the nine months ended October 31, 2012, orders for BSS customer solutions decreased compared to the nine months ended October 31, 2011, and may continue to decrease in future periods. If BSS customer solutions order activity, including customer order activity for Comverse ONE, does not increase, our revenue and profitability will likely be materially adversely affected and we may be required to implement further cost reduction measures and other initiatives to preserve and enhance our operating results and cash position. Any such measures may limit or hinder our ability to execute our strategy and achieve our objectives thereby adversely affecting our business. In addition, declines in BSS customer activity may result in reduced revenue in future periods and may require us to record non-cash charges relating to the impairment of goodwill and intangible assets, which may materially adversely affect our results of operations.
Our advanced offerings may not be widely adopted by our existing and potential customers and increases in sales of our advanced offerings, if any, may not exceed or fully offset potential declines in sales of traditional solutions.
As part of our strategy, we continue to offer existing BSS customers upgrades to our Comverse ONE converged billing solution and to aggressively pursue opportunities to market our BSS solutions, primarily Comverse ONE, to new customers. As a result, sales of BSS's traditional standalone prepaid and postpaid BSS solutions have declined and may continue to decline. In addition, BSS is currently experiencing a shift in product mix as the portion of sales of Comverse ONE continues to increase and the portion of sales of our traditional BSS solutions continues to decline.
Comverse VAS continues to maintain our market leadership in voice-based products, such as voicemail and call completion. Other services, however, such as certain voice and SMS text message services and Multimedia Messaging Service (or MMS), have become relatively commoditized, resulting in reduced revenue and margins. As part of our efforts to maintain our market position, VAS is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP Engine (an IP-based messaging platform) and a Service Enablement Middleware cloud-based solution.
It is unclear whether our advanced offerings will be widely adopted by existing and potential customers. Currently, we are unable to predict whether sales of advanced offerings, if any, will exceed or fully offset declines that we may experience in the sale of traditional solutions. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends, changes in consumer preferences or otherwise, our revenue, profitability and cash flows would likely be materially adversely affected.
We may have lost and may continue to lose business opportunities due to concerns on the part of customers and partners about our financial condition prior to the Share Distribution.
During the fiscal year ended January 31, 2011, CTI disclosed our and its cash position and noted a potential short-term cash shortfall. During the fiscal years ended January 31, 2012 and 2011, we and CTI resolved these liquidity issues through the implementation of management's initiatives. However, during the nine months ended October 31, 2012 and the fiscal year ended January 31, 2012, we continued to experience negative cash flows from operations. Accordingly, our financial condition prior to the Share Distribution has caused significant concerns on the part of customers and partners and may have resulted in the loss of potential business opportunities. Although we anticipate that these concerns will ease, primarily as a result of successful implementation of initiatives to improve our cash position, such concerns may continue and we may continue to lose business opportunities.
Operating results are difficult to predict as a result of a high percentage of customer orders typically generated late in the fiscal quarter and in the fiscal year, lengthy and variable sales cycles, focus on large customers and installations and short delivery windows required by customers. In addition, the occurrence of implementation delays or performance issues in projects accounted for using the percentage-of-completion (or POC) method which are not provided for in our estimates for a given fiscal period may result in significant decreases in our revenue in subsequent fiscal periods.
A high percentage of our customer orders has typically been generated late in fiscal quarters. In addition, a high percentage of our quarterly revenue has been generated in the form of “book-ship” business, where the customer places an order close to, or even on the day of, the requested delivery date. The trend of shorter periods between order date and delivery date, along with this trend of business generated late in fiscal quarters, has further complicated the process of accurately predicting our revenue or achieving sales forecasts on a quarterly basis. In addition, based on historical industry spending patterns of communication service providers, we typically forecast our highest customer order activity to occur in our fourth fiscal quarter. This trend makes it difficult for us to forecast our annual customer order activity and to implement effective measures to cover any shortfalls of prior fiscal quarters if customer orders for the fourth fiscal quarter fail to meet our expectations.
Furthermore, we continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for BSS and VAS installations typically involve a lengthy, complex and highly competitive bidding and selection process, and our ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or other factor resulting in the postponement or cancellation of significant orders may cause us to miss our financial projections, which may not be discernible until the end of a financial reporting period.
It is difficult for us to forecast the timing of orders because our customers often need a significant amount of time to evaluate products before purchasing them. The period between initial customer contact and a purchase by a customer may vary from a few weeks to more than a year. During the evaluation period, customers may defer or scale down proposed orders of products for various reasons, including:

•	changes in budgets and purchasing priorities;

•	reduced need to upgrade existing systems;

•	deferrals in anticipation of enhancements or new products;

•	introduction of products by competitors; and

•	lower prices offered by competitors.
Our realization of anticipated gross margins on transactions is subject to risks and uncertainties. We submit bids to our customers based on information known to us at the time of bid submission. Therefore, anticipated gross margins may be adversely affected by events occurring after a bid is submitted that affect our pricing and cost structure, including increases in material and labor costs, product obsolescence, price competition, changes in distribution channels and mix of products sold or adverse currency fluctuations.
We have many significant customers and frequently receive multi-million dollar orders. The deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order, could materially and adversely affect our results of operations in any fiscal period, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales.
The significant customization and lengthy delivery pattern of certain customer projects results in the use of POC accounting for a large portion of the revenue associated with these projects. The determination of whether services entail significant customization requires judgment and is primarily based on alterations to the features and functionality to the standard release, complex or unusual interfaces, as well as the amount of hours necessary to complete the customization solution relative to the size of the contract. Revenue from these arrangements is recognized on the POC method based on the ratio of total hours incurred to date compared to estimated total hours to complete the contract. We are required to make judgments to estimate the total estimated costs and progress to completion. Changes to such estimates can impact the timing of the revenue recognition period to period. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control. The occurrence of implementation delays or performance issues which are not provided for in our estimates for a given fiscal period may result in decreases in our revenue in subsequent fiscal periods, and such revenue decreases may be significant. In addition, as we focus our efforts to further industrialize our BSS offerings to offer a stronger pre-packaged solution that improves ease of use and faster deployment times, near-term bookings may be impacted. See Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Judgments-Revenue Recognition.”
We base our current and future expense levels on internal operating plans and sales forecasts, and operating costs are, to a large extent, fixed. As a result, we may not be able to sufficiently reduce our operating costs in any period to compensate for an unexpected near-term shortfall in revenue.
Decline or weakness in the global economy may result in reduced information technology spending and reduced demand for our products and services.
As a global company with a presence in many countries throughout the world, our sales and profitability are impacted by general economic conditions, both in the United States and internationally. In recent years, the global economy experienced a weakness that has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and more limited availability of credit and access to capital. In addition, during the fiscal year ended January 31, 2012, the U.S. credit rating was downgraded and certain European countries experienced and continue to experience a sovereign debt crisis.
We derive a substantial portion of our revenue from communication service providers. During the weakness in the global economy, many of our customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of our customers have implemented cost-cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for our products, services and solutions, longer customer purchasing decisions and pricing pressures that adversely affected our revenue and profitability. More specifically, such adverse market conditions have had and could continue to have a negative impact on our business by reducing the number of contracts we are able to sign with new customers and the size of initial spending commitments, as well as decreasing the level of discretionary spending under contracts with existing customers. In addition, a slowdown in buying decisions of communication service providers may affect our business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for extended payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share. In response to these events we, similar to other companies, engaged in significant cost savings measures.
During the nine months ended October 31, 2012 and the fiscal year ended January 31, 2012, the global economy experienced significant volatility and uncertainty. If the global economy continues to experience volatility and uncertainty or market conditions worsen, our existing and potential customers will likely reduce their spending, which, in turn, would reduce the demand for our products and services, and materially affect our business, including our revenue, profitability and cash flows. In addition, we would likely be required to again undertake significant cost-saving measures, which measures may negatively impact our ability to implement our strategies and obtain our objectives, particularly if we are not able to invest in our businesses as a result of a protracted economic downturn.
Conditions in the telecommunications industry have harmed and may continue to harm our business, including our revenue, profitability and cash flows.
We have experienced certain adverse conditions in the telecommunications industry, including the emergence of new, lower-cost competitors from emerging markets, the proliferation of alternative messaging applications, the maturation of wireless services, the commoditization of some voice and SMS text message services, the increased dependence for growth on emerging markets with a lower average revenue per user and changes in the regulatory environment at times. These conditions have had, and could continue to have, a material adverse effect on our business, including our revenue, profitability and cash flows.
Restructuring initiatives to align operating costs and expenses with anticipated revenue could have an adverse impact on our product development, project deployment and the timely execution of our business strategy
In recent years we have implemented certain initiatives to improve our cash position. In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives that we believe will enhance efficiency and result in significant reductions in costs and operating expenses, including realigning our cost structure to our current size and business environment by primarily reducing our selling, general and administrative expenses. We intend to implement these initiatives during the fiscal year ending January 31, 2014 and expect that some of these initiatives will continue to be implemented during the fiscal year ending January 31, 2015. While restructuring our operations into new business units is designed to improve operational efficiency and business performance, there is a risk that such restructuring could have an adverse impact on our product development, project deployment and the timely execution of our business strategy. In addition, there is no assurance that these initiatives will reduce costs and the costs to implement them may offset any savings for a period of time.
We operate in industries characterized by rapidly changing technology, and our success depends on our ability to enhance our existing products and develop and market new products.
The software and high technology industry is subject to rapid change. The introduction of new technologies and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and our success. We have executed strategies to capitalize on growth opportunities in new and emerging products and technologies to offset such pressures. While certain of these new products and technologies have proven to initially be successful, it is unclear whether they will be widely adopted by our customers and potential customers. Any increases in revenue from these new products and technologies may not, however, exceed any declines in revenue we may experience from the sale of traditional products and technologies and our revenue and profitability may be adversely affected.
Our success depends on our ability to correctly anticipate technological trends, to react quickly and effectively to such trends and to enhance our existing products accordingly. Our success also depends, in part, on the development and introduction of new products on a timely and cost-effective basis, the acceptance of these new products by customers and consumers, and the corresponding risks associated with the development, marketing and adoption of these new products. As a result, the life cycle of our products is difficult to estimate. New product offerings may not enter the market in a timely manner for their acceptance or may not properly integrate into existing platforms. The failure of new product offerings to be accepted by the market could have a material adverse effect on our business. Our revenue and profitability may be adversely affected in the event that our customers reduce our actual and planned expenditures to expand or replace equipment or if we delay and reduce the deployment of new products.
Changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or a product line may require us to record accrued liabilities for restructuring charges. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.
We must often establish and demonstrate the benefits of new and innovative products to customers.
Many of our new and innovative products are complex. In many cases, it is necessary for us to educate existing and potential customers about the benefits and value of such new and innovative products, with no assurance that the customer will ultimately purchase them. The need to educate our customers increases the difficulty and time necessary to complete transactions, makes it more difficult to efficiently deploy limited resources, and creates risk that we will have invested in an opportunity that ultimately does not come to fruition. If we are unable to establish and demonstrate to customers the benefits and value of our new and innovative products and convert these efforts into sales, our business, including our revenue, profitability and cash flows, will be adversely affected.
We are exposed to risks associated with the sale of large systems and large system installations.
We have historically derived a significant portion of our sales and operating profit from contracts for large system installations with major customers. We continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for large capacity system installations typically involve a lengthy, complex and highly competitive bidding and selection process, and our ability to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities and the pricing and margins associated with any eventual contract award are difficult to forecast, and may vary substantially from transaction to transaction. As a result, our future operating results may accordingly exhibit a high degree of volatility and may vary significantly from period to period. The degree of our dependence on large system orders, and the investment required to enable us to perform such orders, without assurance of continuing order flow from the same customers, increases the risk associated with our business. Furthermore, if our professional services employees do not provide installation services effectively and efficiently, our customers may not use our installation services or may stop using our software. This could adversely impact our revenue and harm our reputation.
We may incur significant costs to correct undetected defects, errors or operational problems in our complex products.
Our products are complex and involve sophisticated technology that performs critical functions to highly demanding standards. Our existing and future products may develop operational problems and we may incur fees and penalties in connection with such problems. In addition, when we introduce products to the market or as we release new versions of existing products, the products may contain undetected defects or errors. We may not discover such defects, errors or other operational problems until after products have been released and used by the customer. We may incur significant costs to correct undetected defects, errors or operational problems in our products, including product liability claims. In addition, defects or errors in products also may result in questions regarding the integrity of the products, which could cause adverse publicity and impair their market acceptance, resulting in lost future sales.
If our products fail to function as promised, we may be subject to claims for substantial damages. Courts may not enforce provisions in contracts that would limit our liabilities or otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors or omissions, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurers may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurers impose premium increases, large deductibles or co-insurance requirements, our business, including our cash position and profitability, could be adversely affected.
We depend on a limited number of suppliers and manufacturers for certain components and are exposed to the risk that these suppliers and manufacturers will not be able to fill our orders on a timely basis and at the specifications we require.
We rely on a limited number of suppliers and manufacturers for specific components and third party software and may not be able to find alternate manufacturers or third party software providers that meet our requirements. Existing or alternative sources may not be available on favorable terms and conditions. Thus, if there is a shortage of supply for these components or third party software, we may experience an interruption in our product supply. These risks may increase because of the current financial downturn and our suppliers' limited ability to raise capital.

Increased competition could force us to lower our prices or take other actions to differentiate our products and changes in the competitive environment in the telecommunications industry worldwide could seriously affect our business.
Our competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of our competitors have, relative to us, longer operating histories, larger customer bases, longer-standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. In addition, new competitors, many of which are in emerging markets, such as China, continue to emerge and there continues to be consolidation among existing competitors, which may create pricing pressure and reduce our market share. In addition, some of our customers may in the future decide to develop their own solutions internally instead of purchasing them from us. Increased competition could force us to lower our prices or take other actions to differentiate our products.
In addition, the telecommunications industry in which we operate continues to undergo significant changes as a result of deregulation and privatization worldwide, reduced restrictions on competition in the industry and rapid and evolving technologies. The worldwide enhanced services industry is already highly competitive and we expect competition to intensify. In addition, as we enter new markets as a result of our own research and development efforts, acquisitions or changes in subscriber preferences, we are likely to encounter new competitors. Moreover, we face indirect competition from changing and evolving technology, which provides alternatives to our products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than using wireless carriers' service offerings. This may reduce demand and the price of our products and services, such as voicemail and SMS text messaging.
Our compliance with telecommunications regulations and standards may be time-consuming, difficult and costly.
In order to maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission (or the FCC) and Underwriters Laboratories, as well as standards developed by the Internet Engineering Task Force, the 3rd Generation Partnership Project and other standards committees. Internationally, our products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. As these standards evolve and if new standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this may negatively affect the sales of our products and increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could prevent or delay introduction of our products, which could harm our business.
Government regulatory policies are likely to continue to have an impact on the pricing of existing as well as new public network services and, therefore, are expected to affect demand for such services and the communications products, including our products, which support these services. Tariff rates, the rates charged by service providers to their customers, whether determined by service providers or in response to regulatory directives, may affect the cost effectiveness of deploying and promoting certain public network services. Tariff policies are under continuous review and are subject to change. Future changes in tariffs by regulatory agencies or the application of tariff requirements to additional services could adversely affect the sales of our products to certain customers.
There may be future changes in U.S. and international telecommunications regulations that could slow the expansion of the service providers' network infrastructure and materially adversely affect our business. User uncertainty regarding future policies may also affect demand for communications products, including our products. In addition, the convergence of circuit and packet networks could be subject to governmental regulation. Currently, few laws or regulations apply to the Internet and to matters such as voice over the Internet. Regulatory initiatives in this area could decrease demand for our products and increase the cost of our products, thereby adversely affecting our business.
Failure or delay by us to achieve interoperability of our products with the systems of our customers could impair our ability to sell our products.
In order to penetrate new target markets, it is important that we ensure the interoperability of our products with the operations, administration, maintenance and provisioning systems used by our customers. Failure or delay in achieving such interoperability could impair our ability to sell products to some segments of the communications market and would adversely affect our business, including our revenue, profitability and cash flows.

Many of our sales are made by competitive bid or other competitive process which often require us to expend significant resources with no guaranty of recoupment.
Many of our sales, particularly in larger installations, are made by competitive bid or other competitive process. Successfully competing in competitive bidding situations subjects us to risks associated with:

•	the frequent need to bid on programs in advance of the completion of our design, which may result in unforeseen technological difficulties and cost overruns;

•	incurring research and development expenses to improve or refine products in advance of winning the bid; and

•	the substantial time, money, and effort, including design, development, and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us.
If we do not ultimately win a bid, we may obtain little or no benefit from these expenditures and may not be able to recoup them on future projects.
Even where we are not involved in a competitive bidding process, due to the intense competition in our markets and increasing customer demand for shorter delivery periods, we must, in some cases, begin implementation of a project before the corresponding order has been finalized, increasing the risk that we will have to write off expenses associated with pursuing opportunities that ultimately do not come to fruition.
In addition, we sell certain products as components in large bids submitted by third parties, including systems integrators. These third parties may not be able to win these bids for reasons unrelated to our products. Accordingly, we may lose potential business, which may be significant, for reasons beyond our control.
Third parties may infringe upon our proprietary technology and we may infringe on the intellectual property rights of others.
We rely on a combination of patent, copyright, trade secret and trademark law and contractual non-disclosure and other provisions to protect our technology. These measures may not be sufficient to protect proprietary rights, and third parties may misappropriate our technologies and use for their own benefit. Also, most of these protections do not preclude competitors from independently developing products with functionality or features substantially equivalent or superior to our software. Any failure to protect our intellectual property could have a material adverse effect on our business.
While we regularly file patent applications, patents may not be issued on the basis of such applications and, if such patents are issued, they may not be sufficient to protect our technologies. In addition, any patents issued to us may be challenged, invalidated or circumvented. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technologies. Effectively policing the unauthorized use of our products is time-consuming and costly, and the steps taken by us may not prevent misappropriation of our technologies, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.
If others claim that certain of our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing those products. We have been party to patent litigations. We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. There are many issued patents as well as patent applications in the fields in which we are engaged. Because patent applications in the United States are not publicly disclosed until published or issued, applications may have been filed which relate to our software and products. If we were to discover that our products violated or potentially violated third party proprietary rights, we might not be able to continue offering these products without obtaining licenses for those products or without substantial reengineering of the products. Any reengineering effort may not be successful and such licenses may not be available. Even if such licenses were available, they may not be offered to us on commercially reasonable terms.
Substantial litigation regarding intellectual property rights exists in technology related industries, and our products may be increasingly subject to third party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. In addition, we agreed to indemnify certain customers in certain situations should it be determined that our products infringe on the proprietary rights of third parties. Any third party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or may require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, including revenue, profitability and cash flows.

Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business.
Some of our products contain free or open source software, referred to collectively as “open source software,” and we anticipate we will make additional use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software. Although we endeavor to monitor the use of open source software in our product development, past, present or future products may contain open source elements which impose unfavorable licensing restrictions or other requirements on our products.
We are exposed to liquidity risk.
Our ability to meet our obligations and fund our capital requirements will be dependent primarily on our future financial performance, cash and cash equivalents, cash flows from operations and amounts available for borrowing under an $8.0 million existing line of credit. During the nine months ended October 31, 2012 and the fiscal year ended January 31, 2012, we continued to experience significant negative cash flows from operations.
We provide certain customers in the ordinary course of business with financial performance guarantees, and in some cases were required to provide guarantees to other parties. These arrangements are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized, and are accounted for as restricted cash. Our ability to access such cash balances is typically restricted for the duration of the underlying arrangements. As of October 31, 2012 and January 31, 2012, we had $43.1 million and $38.6 million of restricted cash, respectively. Certain other commercial arrangements, including property leases, require compensating cash balances as security, but these arrangements are not considered to be material.
The ability of our Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid, or loans extended, by Israeli subsidiaries may be subject to tax. For a more detailed discussion, see “—Risks Relating to Operations in Israel—The ability of our Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by Israeli subsidiaries may be subject to tax. If our Israeli subsidiaries were unable to pay dividends to us or extend us loans, or if such dividends or loans become subject to taxes, our liquidity may be materially adversely affected.”
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. The other assumptions upon which management's liquidity forecast is based are described more fully in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition—Liquidity Forecast” of this Quarterly Report. Management believes that its assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in this “Risk Factors” section materialize, we may experience a shortfall in the cash required to support working capital needs.
During the second half of the fiscal year ended January 31, 2011, we commenced certain initiatives to improve our cash position, including a plan to restructure our operations with a view towards aligning operating costs and expenses with anticipated revenue. We successfully implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, significantly reducing our annualized operating costs. During the fiscal year ended January 31, 2012, we implemented a second phase of measures (referred to as the Phase II Business Transformation) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. One of the primary purposes of the Phase II Business Transformation is to solidify our leadership in BSS and leverage the growth in mobile data usage, while maintaining our leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus.
Although we continue to implement certain initiatives to improve our cash position, we may continue to experience negative cash flows from operations. If the initiatives to increase our liquidity and capital resources fail to satisfy our working capital needs, our business and operations could be materially adversely affected. Negative cash flows, and restricted cash used as collateral or other security interest would likely diminish our capital resources or otherwise materially adversely affect our liquidity. As a result, we may need to seek new borrowings, asset sales or issuance of equity securities which may not be available or may be available only on disadvantageous terms. Further, we are no longer able to rely on or benefit from the capital resources of CTI, including its significant equity interest in Verint, to cover any shortfall in our working capital, if any.
Certain contractual obligations could expose us to uncapped or other significant liabilities.
Certain contract provisions, principally confidentiality and indemnification obligations in certain of our license agreements, could expose us to risks of significant loss that, in some cases, are not limited by contract to a specified maximum amount. Even where we are able to negotiate limitation of liability provisions, these provisions may not always be enforced depending on the facts and circumstances of the case at hand. If we or our products fail to perform to the standards required by our contracts, we could be subject to uncapped or other significant liability for which we may or may not have adequate insurance and our business, financial condition and results of operations, including cash position and profitability, could be materially adversely affected.
We have pursued and may continue to pursue mergers and acquisitions and strategic investments that present risks and may not be successful.
We have made acquisitions in the past and continue to examine opportunities for growth through mergers and acquisitions. Mergers and acquisitions entail a number of risks including:

•	the impact of the assumption of known potential liabilities or unknown liabilities associated with the merged or acquired companies;

•	financing the acquisition through the use of cash reserves, the incurrence of debt or the issuance of equity securities, which may be dilutive to our existing stockholders;

•	the difficulty of assimilating the operations, personnel and customers of the acquired companies into our operations and business;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the difficulty of achieving the anticipated synergies from the combined businesses, including marketing, product integration, sales and distribution, product development and other synergies;

•	the failure to successfully develop acquired technology, resulting in the impairment of amounts capitalized as intangible assets at the date of the acquisition;

•	the potential for patent, trademark and other intellectual property infringement claims against the acquired company;

•	the impairment of relationships with customers and partners of the acquired companies or our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•
the difficulty of integrating the acquired company's accounting, management information, human resources and other administrative systems into existing administrative, financial and managerial controls, reporting systems and procedures, particularly in the case of large acquisitions;

•	the need to implement required controls, procedures and policies at private companies which, prior to acquisition, lacked such controls, procedures and policies;

•
in the case of foreign acquisitions, uncertainty regarding the impact of foreign laws and regulations, currency risks and the particular economic, political and regulatory risks associated with specific countries and the difficulty integrating operations and systems as a result of language, cultural, systems and operational differences;

•	the potential inheritance of the acquired companies' past financial statements with their associated risks; and

•	the potential need to write-down impaired goodwill associated with any such transaction in subsequent periods, resulting in charges to operations.
We continue to make significant investments in our business and to examine opportunities for growth. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with assurance, and our commitment to growth may increase our vulnerability to downturns in our markets, technology changes and shifts in competitive conditions.
We are dependent upon hiring and retaining highly qualified employees.
We believe that our future success depends in large part on our continued ability to hire, train, develop, motivate and retain highly qualified employees, including sales, technical and managerial personnel. Competition for highly qualified employees in our industry is significant. We believe that there are only a limited number of individuals with the requisite skills to serve in many of our key positions and it is difficult to hire and retain those individuals. Failure to attract and retain highly qualified employees may have an adverse effect on our ability to develop new products and enhancements for existing products and to successfully market and sell those products.
Environmental and other disasters may adversely impact our business.
Environmental and other disasters, such as flooding, earthquakes, volcanic eruptions or nuclear or other disasters, or a combination thereof, such as experienced in Japan, may negatively impact our business. Environmental and other disasters may cause disruption to our operations in the regions impacted by such disasters and impede our ability to sell our solutions and services. In addition, customers located in countries or regions impacted by environmental and other disasters, may decide to suspend or discontinue projects. The occurrence of any environmental and/or other material disasters may have an adverse impact on our business in the future.
Risks Relating to International Operations
Geopolitical, economic and military conditions in countries in which we operate may adversely affect us.
Geopolitical, economic and military conditions could directly affect our operations. Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities, military actions or political unrest in countries in which we operate and the nationalization of privately-owned telecommunications companies, may cause disruptions to our business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, including revenue, profitability and cash flows, would likely be materially adversely affected. In addition, if these events result in restrictions on travel or unsafe travel conditions, our ability to service our existing clients and secure new business from potential new clients would likely be adversely affected.
We derive a significant portion of our total revenue from customers outside the United States and have significant international operations, which subject us to risks inherent with foreign operations.
For the nine months ended October 31, 2012 and the fiscal year ended January 31, 2012, we derived approximately 79% and 88%, respectively, of our total revenue from customers outside of the United States. We maintain significant operations in Israel, France, the United Kingdom, India and elsewhere throughout the world. Approximately 76% of our employees and approximately 81% of our facilities were located outside the United States as of October 31, 2012. Conducting business internationally exposes us to particular risks inherent in doing business in international markets, including, but not limited to:

•	lack of acceptance of non-localized products;

•	legal and cultural differences in the conduct of business;

•	difficulties in hiring qualified foreign employees and staffing and managing foreign operations;

•	longer payment cycles;

•	difficulties in collecting accounts receivable and withholding taxes that limit the repatriation of cash;

•	tariffs and trade conditions;

•	currency exchange rate fluctuations;

•	rapid and unforeseen changes in economic conditions in individual countries;

•	increased costs resulting from lack of proximity to customers;

•	difficulties in complying with varied legal and regulatory requirements across jurisdictions, including tax laws, labor laws, employee benefits, customs requirements and currency restrictions;

•	different tax regimes and potentially adverse tax consequences of operating in foreign countries;

•	immigration regulations that limit our ability to deploy our employees;

•	difficulties in complying with applicable export laws and regulations requiring licensure or authorization to sell products;

•	difficulties in repatriating cash held by our foreign subsidiaries on a tax efficient basis; and

•	turbulence in foreign currency and credit markets.
One or more of these factors could have a material adverse effect on our international operations.
Our business in countries with a history of corruption and transactions with foreign governments, including with government owned or controlled communication service providers, increase the risks associated with our international activities.

We are subject to the U.S. Foreign Corrupt Practices Act (or the FCPA) and other laws of the United States and other countries, including the UK Bribery Act 2010 (or the UK Bribery Act), that prohibit improper payments or offers of payments for the purpose of obtaining or retaining business. We have operations, deal with customers and make sales in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors that could be in violation of various U.S. and local laws, including the FCPA and the UK Bribery Act, even though these parties are not always subject to our control.
The Audit Committee of the CTI Board previously conducted an internal investigation of alleged improper payments made by certain of our employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. CTI voluntarily disclosed the matter to the SEC and the United States Department of Justice (or the DOJ). In April 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. In April 2011, CTI entered into agreements with the DOJ and the SEC to resolve allegations that CTI and our company violated the books and records and internal controls provisions of the FCPA by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. (a wholly-owned subsidiary of ours) or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions. Under the non-prosecution agreement with the DOJ, CTI paid a fine of $1.2 million to the DOJ and agreed to continue to implement improvements in our and CTI's respective internal controls and anti-corruption practices and policies. Under the settlement agreement with the SEC, CTI paid approximately $1.6 million in disgorgement and pre-judgment interest and we and CTI are required under a conduct-based injunction to comply with the books and records and internal controls provisions of the FCPA.
CTI had implemented safeguards in an effort to eliminate improper practices by our employees, consultants, external sales agents and resellers. These safeguards, however, had proven to be ineffective in some instances. In response to the findings of the CTI Audit Committee's internal investigation, CTI identified a material weakness in our anti-fraud program controls, including those relating to the FCPA, and as part of its remediation our safeguards were modified. However, these modified safeguards, the implementation of these remedial measures and any future improvements may prove to be less than effective, and our employees, consultants, external sales agents or distributors may engage in the future in conduct for which we might be held responsible. Violations of the FCPA and other laws of the United States and other countries may result in significant civil and/or criminal penalties and other sanctions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, violations of these laws, including the FCPA and the U.K. Bribery Act, may harm our reputation and deter governmental agencies and other existing or potential customers from buying our products and engaging our services.
Currency exchange rates, fluctuations of currency exchange rates and limitations imposed by certain countries on the outflow of their currencies could have a material adverse effect on our results of operations.
Although partially mitigated by our hedging activities, we are impacted by currency exchange rates and fluctuations thereof in a number of ways, including the fact that:

•
A significant portion of our expenses, principally salaries and related personnel expenses, are incurred in new Israeli shekels (or NIS), whereas the currency we use to report our financial results is the U.S. dollar and most of our revenue is generated in U.S. dollars. A significant strengthening of the NIS against the U.S. dollar can considerably increase the U.S. dollar value of our expenses in Israel. Should the NIS increase its strength in comparison to the U.S. dollar our results of operations will be adversely affected;

•	A portion of our international sales is denominated in currencies other than U.S. dollars, such as the euro, thereby exposing us to gains and losses on non-U.S. currency transactions;

•
A substantial portion of our international sales is denominated in U.S. dollars. Accordingly, devaluation in the local currencies of our customers relative to the U.S. dollar may impair the purchasing power of our customers and could cause customers to decrease or cancel orders or default on payment, which could harm our results of operations; and

•
We translate sales and other results denominated in foreign currency into U.S. dollars for our combined financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer dollars.

As noted above, from time to time, we enter into hedging transactions to attempt to limit the impact of foreign currency fluctuations. However, such hedging transactions may not prevent all exchange rate-related losses and risks. Therefore, our business and profitability may be harmed by such exchange rate fluctuations.

In addition, certain countries limit the outflow of their currencies to purchase products from foreign companies thus limiting the ability of existing or potential customers to purchase our products. As a result, these practices may have a material adverse effect on our business, financial condition and results of operations, including revenue, profitability and cash flows.
Risks Relating to Operations in Israel
Conditions in Israel and the Middle East may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products.
We have significant operations in Israel, including research and development, manufacturing, sales, and support. Approximately 44% of our employees and approximately 55% of our facilities were located in Israel as of October 31, 2012. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past did, and in the future may, lead to security and economic problems for Israel. Israel has faced, and continues to face, difficult relations with the Palestinians and the risk of terrorist violence from both Palestinians and Hezbollah. In addition, tensions between Israel and Iran have intensified over Iran's continued pursuit of nuclear capabilities. Furthermore, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, continue to experience political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect our business or operations. In addition, many of our employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our operations. Hostilities involving Israel that also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.
Certain research and development grants and tax benefits we receive in Israel may be reduced or eliminated in the future, and grants received may limit our ability to transfer know-how and manufacture outside Israel.
We receive certain grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (or the OCS) for the financing of a portion of our research and development expenditures in Israel. The availability in any given year of these OCS grants depends on OCS approval of the projects and related budgets we submit to the OCS each year. In addition, in recent years, the Government of Israel has reduced the benefits available under these programs and these programs may be discontinued or curtailed in the future. The continued reduction in these benefits or the termination of our eligibility to receive these benefits may adversely affect our financial condition and results of operations.
Investment programs in manufacturing equipment and leasehold improvements at certain of our facilities in Israel have been granted approved enterprise status and we are therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to us. These tax benefits may not continue in the future at their current levels or at all. If these tax benefits are reduced or eliminated, the amount of tax that we pay in Israel will increase. In addition, if we fail to comply with any of the conditions and requirements of the investment programs, the tax benefits we have received may be rescinded and we may be required to disgorge the amount of the tax benefit received, together with interest and penalties.
In addition, the OCS grants limit, to a certain extent, our ability to transfer certain technology, know-how and manufacture products outside Israel if such technology, know-how or products were developed using these grants. These limitations may impair our ability to outsource manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products.
The ability of our Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by Israeli subsidiaries may be subject to taxes. If our Israeli subsidiaries were unable to pay dividends to us or extend us loans, or if such dividends or loans become subject to taxes, our liquidity may be materially adversely affected.
The ability of our Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. Cash dividends paid by an Israeli corporation to a United States resident corporate parent are subject to provisions of the Convention for the Avoidance of Double Taxation between Israel and the United States (referred to as the Convention). Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States, and, in the case of Israel, such dividends distributed out of income derived for a period for which an Israeli company is entitled to the reduced tax rate applicable to an approved enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. In addition, in case the dividend is distributed out of tax exempted income (derived in a period in which a company was entitled to tax exempt income in accordance with the encouragement law), a company will be subject, in the tax year in which the dividend is distributed, to corporate tax on the grossed up transferred amounts, according to the corporate tax rate to which our income was subject under the approved enterprise program (10%). We or any of our U.S. subsidiaries would generally be subject to U.S. tax on receipt of any dividends from our Israeli subsidiaries (to the extent that those earnings have not already been subject to U.S. taxation), but would generally be entitled to claim a U.S. tax credit or deduction for the amount of any Israeli withholding tax or any Israeli income taxes paid by the subsidiary on the dividends distributed. In addition, adverse U.S. tax consequences may apply to loans or credit support arrangements extended by our Israeli subsidiaries to their U.S. shareholders, including us. If our Israeli subsidiaries were unable to pay dividends to us or extend us loans, or if such dividends or loans become subject to taxes, our liquidity may be materially adversely affected.
Risks Relating to our Operation as an Independent, Publicly-Traded Company
For as long as we are an emerging growth company, we will be exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company, which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, unless we elect not to take advantage of applicable JOBS Act provisions, we will not be required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period. Since we would then not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.
We may have difficulty operating as an independent, publicly-traded company.
As an independent, publicly-traded company, we believe that our business will benefit from, among other things, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we believe we can achieve as an independent, publicly-traded company in the time we expect, if at all. Because our business has previously operated as part of the wider CTI organization, we may not be able to successfully implement the changes necessary to operate independently and may incur additional costs that could adversely affect our business.
As an independent, publicly-traded company, we do not enjoy the same benefits that we did as a subsidiary of CTI.
There is a risk that, having separated from CTI, we may become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the current CTI organizational structure. As part of CTI, we were able to enjoy certain benefits from CTI's available capital for investments. As an independent, publicly-traded company, we do not have similar available capital and may not have similar access to capital markets. For instance, we no longer are able to rely on or benefit from the capital resources of CTI, including its significant equity interest in Verint, to cover any shortfall in our working capital, if any. To the extent we may have a shortfall in working capital, we may need to sell equity or issue debt in capital market transactions to cover such shortfall. However, we cannot assure you that we would be able to access the debt or equity capital markets on commercially reasonable terms or at all. Furthermore, because our capital structure is different than CTI's when as an independent company, our credit rating is likely to be lower than CTI's would be, which may affect our ability to access the capital markets on acceptable terms or at all.
We will experience increased costs as a result of the Share Distribution.
CTI performed many important corporate functions for our operations, including treasury, accounting, financial reporting and other services. We paid CTI for these services on a cost-allocation basis. We now operate these functions independently with systems and employees previously used by CTI to provide the services and provide CTI with certain of these functions pursuant to the Transition Services Agreement. We may not be able to operate such functions effectively or at comparable costs, and, as a result, our profitability may decline. Further, to the extent that CTI suffers a loss due to our performance under the Transition Services Agreement, we may be required to indemnify it for such loss or may be subject to claims made by CTI arising from such loss. If we were required to indemnify CTI for a significant loss, it could have a material adverse effect on our results of operations and liquidity.
The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.
As a new reporting company under the Securities and Exchange Act of 1934 (or the Exchange Act), we are subject to certain provisions of the Sarbanes-Oxley Act of 2002, which may result in higher compliance costs and may adversely affect our financial results. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures, financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires companies subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of their internal control over financial reporting. We will be required to provide our Section 404 evaluation beginning with our annual report on Form 10-K for the fiscal year ending January 31, 2014. The failure to comply with Section 404, when we are required to comply, may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our common stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition, the trading price of our common stock and our ability to access capital markets, if necessary), prevent us from otherwise complying with the standards applicable to us as an independent, publicly-traded company and subject us to adverse regulatory consequences.
CTI's management concluded that, as of January 31, 2012, a material weakness in internal control over financial reporting existed, including at our company, as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP and ineffective policies and procedures for our income tax provision.
As part of its assessment, CTI's management concluded that, as of January 31, 2012, a material weakness in internal control over financial reporting existed, including at our company, as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) and ineffective policies and procedures for our income tax provision. We have adopted, and are in the process of implementing, certain remedial measures that we believe will enable us to address this material weakness by January 31, 2013. However, we may not be able to successfully complete the implementation of these remedial measures by such date. In addition, even if these measures are successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in our internal control over financial reporting may be identified in the future.
In addition, the inadequacy of internal controls creates an environment that may hinder our ability to prepare tax returns in a timely manner and may impact the amounts that we may owe taxing jurisdictions in the U.S. and non-U.S. jurisdictions. We may be subject to material penalties and interest as a result of audits from these taxing jurisdictions.
We may face challenges in producing accurate financial statements and periodic reports as required on a timely basis.
As part of CTI's efforts to become current in its periodic reporting obligations, we have made changes to our finance organization, adopted new accounting policies, and enhanced many aspects of our internal control over financial reporting. We and CTI are still in the process of assimilating these complex and pervasive changes, continue to have a material weakness in internal control over financial reporting and, as a result, cannot assure you that we will not experience delays in filing our periodic reports in the future. In addition, we and CTI have engaged external accounting consulting firms to assist in completing the preparation of certain portions of our financial statements. We have hired and intend to continue to hire experienced finance personnel with a view toward continuing to diminish and ultimately eliminating the use of external consultants in the preparation of financial statements and the timely filing of periodic reports with the SEC. Replacing these consultants with new employees may result in the loss of important institutional knowledge or otherwise create transitional issues that could delay the preparation of financial statements and the filing of periodic reports.
We may continue to incur significant expenses for professional fees in connection with the preparation of our periodic reports.
We and CTI engaged outside accounting consulting firms and other external consultants to assist our finance and accounting personnel in the preparation of financial statements and periodic reports and incurred and continue to incur significant expenses for their services, in addition to incurring substantial expenses for external legal, tax and other professional services. External consultants were initially engaged to assist CTI and us in preparing financial information required for CTI to become current in its periodic reporting obligations under the federal securities laws and for the remediation of material weaknesses in internal control over financial reporting, but have remained to assist with the timely filing of periodic reports. Although we expect these expenses to decline and be eliminated over time as we enhance our internal finance and accounting personnel to replace such external consultants and build these functions as an independent, publicly-traded company, we may continue to incur in the near term significant expenses relating to professional fees in connection with the preparation of periodic reports, which may materially adversely affect our financial position and cash flows.
The continued ownership of CTI common shares (or if the Verint Merger closes, Verint common shares) by our executive officers and some of our directors and the membership of some members of the CTI and/or Verint Boards on our Board may create, or may create the appearance of, conflicts of interest.
Because of their current or former positions with CTI, some of our executive officers and the non-employee directors of the CTI Board that are members of our Board own CTI common shares and if the Verint Merger closes, will own Verint common stock. These holdings in CTI common shares (or if the Verint Merger closes, Verint common stock) may be significant for some of these persons compared to that person's total assets. Ownership of CTI common shares (or if the Verint Merger closes, Verint common stock) by our directors and officers may create, or may create the appearance of, conflicts of interest when these directors and executive officers are faced with decisions that could have different implications for CTI and/or Verint than they do for us.
In addition, certain members of our Board are also members of the CTI's and/or Verint's Boards. These common directorships could create, or appear to create, potential conflicts of interest when CTI and our management and directors face decisions that could have different implications for the two companies. However, as a condition to completion of the Verint Merger Agreement, all CTI-nominated directors to the Verint Board (other than those designated pursuant to the Cadian Letter Agreement) are required to resign from their positions as directors from the Verint Board effective as of the closing date of the Verint Merger.
We do not intend to adopt specific policies or procedures to address conflicts of interests that may arise as a result of our executive officers owning CTI common shares (or if the Verint Merger closes, Verint common shares) or certain of our directors being members of both our and CTI's boards of directors. However, we have adopted a Related Person Transactions Policy to provide guidance in identifying, reviewing and, where appropriate, approving or ratifying transactions with related persons. In addition, we have adopted a separate Code of Business Conduct and Ethics and Corporate Governance Guidelines and Principles that provides guidelines to our executive officers and directors in addressing conflicts of interest.
We are required to indemnify CTI and its affiliates (including Verint following the Verint Merger) after the Verint Merger against certain claims or losses that may arise in connection with the Verint Merger and the Share Distribution.
Under the Distribution Agreement we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain obligations are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint following the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that are known by CTI but not included on the net worth statement to be delivered at the closing of the Verint Merger. Our uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint following the Verint Merger) against liabilities relating to our business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of ours (including but not limited to the Israeli Optionholder suits discussed in note 21 to the condensed consolidated and combined financial statements included in this Quarterly Report; any failure by us to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of our company; claims related to the Starhome Disposition; certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement to be delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. CTI has agreed to place $25.0 million in cash in escrow to support indemnification claims to the extent made against us by CTI and its affiliates (including Verint following the Verint Merger). To the extent that we are required to make payments to satisfy these indemnification obligations, such payments could be significant and could have a material adverse effect on our financial condition, liquidity and results of operations.
Future changes in stock ownership could limit our use of net operating loss carryforwards.
As of January 31, 2012, we and CTI had net operating loss carryforwards of approximately $659.2 million available to offset future federal taxable income. Similarly, we and CTI had net operating loss carryforwards to offset state taxable income in varying amounts. These net operating loss carryforwards will be allocated between CTI and us in accordance with applicable tax law and the Tax Disaffiliation Agreement. As a result of changes in stock ownership that may take place after the Share Distribution, there may be limitations on CTI's and our ability to use net operating loss carryforwards. Limitations on CTI's and our ability to use net operating loss carryforwards to offset future taxable income could reduce the benefit of CTI's and our net operating loss carryforwards by requiring CTI and/or us, as applicable, to pay federal and state income taxes earlier than otherwise would be required, and causing part of CTI's and/or our net operating loss carryforwards to expire without having been fully utilized. These various limitations resulting from an ownership change could have a material adverse effect on CTI's and/or our cash flow and results of operations. We cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of other limitations that may be caused by future changes in stock ownership, which will depend on various factors.
Under certain circumstances we would be liable for payments related to income taxes owed by CTI's consolidated group.
We and our controlled domestic subsidiaries were members of CTI's consolidated group for U.S. federal income tax purposes. The Share Distribution resulted in the deconsolidation of the group and our controlled domestic subsidiaries from the CTI consolidated group. U.S. federal tax law provides that each member of a consolidated group is jointly and severally liable for the consolidated group's entire federal income tax obligation. Thus, to the extent CTI fails to make any U.S. federal income tax payments required by law for the period in which we and our controlled domestic subsidiaries were part of the CTI consolidated group, we could be liable for the shortfall. Similar principles may apply for foreign, state or local income tax purposes where CTI had previously filed or may be determined to have been required to file combined, consolidated or unitary returns with us or our subsidiaries for foreign, state or local income tax purposes.
The Share Distribution may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The Share Distribution is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or CTI or any of our respective subsidiaries) may bring an action alleging that the Share Distribution or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding our claims against CTI, requiring our stockholders to return to CTI some or all of the shares of our common stock issued in the Share Distribution, or providing CTI with a claim for money damages against us in an amount equal to the difference between the consideration received by CTI and the fair market value of our company at the time of the Share Distribution.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction's law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities

(including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, CTI or any of our respective subsidiaries were solvent at the time of or after giving effect to the Share Distribution.
Prior to the Share Distribution, the CTI Board expected that we and CTI would each be solvent and adequately capitalized after the Share Distribution, would be able to repay our respective debts and obligations as they mature following the Share Distribution and would have sufficient capital to carry on our respective businesses. In addition, it was a condition to the Share Distribution that the CTI Board receive an opinion with respect to the capital adequacy of us and CTI as separate companies following the Share Distribution from a nationally recognized provider of such opinions. The CTI Board's expectations concerning our and CTI's post Share Distribution capital adequacy were based on a number of assumptions, including its expectation of the post Share Distribution operating performance and cash flow of each of our company and CTI and its analysis of the post Share Distribution assets and liabilities of each company, including expected working capital and lack of significant amount of indebtedness at our company. We cannot assure you, however, that a court would reach the same conclusions in determining whether CTI or we were insolvent at the time of, or after giving effect to, the Share Distribution.
Risks Relating to Our Common Stock
Prior to the completion of the Share Distribution, there was no existing market for our common stock and we cannot be certain that an active trading market will develop or be sustained, and our stock price may fluctuate significantly.
Prior to the completion of the Share Distribution, there was no public market for our common stock. There can be no assurance that an active trading market for our common stock will develop as a result of the Share Distribution or be sustained in the future. The lack of an active market may make it more difficult for you to sell our common stock and could lead to the share price for our common stock being depressed or more volatile. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•
changes in expectations concerning our future financial performance and the future performance of the communication industry in general, including financial estimates and recommendations by securities analysts;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	strategic moves by us or our competitors, such as acquisitions or restructurings;

•	changes in the regulatory framework affecting our international operations; and

•	changes in general economic or market conditions.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.
Substantial sales of shares of our common stock could cause our stock price to decline.
The shares of our common stock that CTI distributed to its shareholders in the Share Distribution generally may be sold immediately in the public market. The sales of significant amounts of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.
Holders of our common stock may be adversely affected through dilution.
We may need to issue equity in order to fund working capital, capital expenditures and product development requirements or to make acquisitions and other investments. If we choose to raise funds through the issuance of common equity, the issuance will dilute your ownership interest.
We cannot assure you that we will pay any dividends.
We cannot assure you that we will pay any dividends in the future, continue to pay any dividends if we do commence the payment of dividends, or that if we do decide to pay dividends, what the amount of dividends will be or that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay dividends, the price of our common stock that you receive in the Share Distribution must appreciate for you to receive a gain on your investment in us. This appreciation may not occur.
Anti-takeover provisions in our organizational documents and Delaware law and in our agreements with CTI could delay or prevent a change in control.

Provisions of our charter and bylaws may delay or prevent a merger or acquisition that a stockholder may consider favorable. For example, our charter and bylaws will authorize our Board to issue one or more series of preferred stock. This provision may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15 percent or more of our outstanding common stock and us. See “Description of Our Capital Stock” for additional information.
As a result, our obligations may discourage, delay or prevent a change of control of our company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1*
Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.2*
Transition Services Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.3*
Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.4*
Employee Matters Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.5*	Form of Deferred Stock Unit Award (incorporated herein by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.6*	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.7*	Form of Non Qualified Stock Option Award (incorporated herein by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.8*†
Comverse, Inc. 2012 Stock Incentive Compensation Plan (incorporated by reference to Appendix B to the Definitive Proxy Materials for the Registrant's Special Meeting of Shareholders held October 10, 2012 filed on September 6, 2012).

10.9*†
Comverse, Inc. 2012 Annual Performance Bonus Plan (incorporated by reference to Appendix C to the Definitive Proxy Materials for the Registrant's Special Meeting of Shareholders held October 10, 2012 filed on September 6, 2012).

10.10**	Form of Officer Indemnification Agreement.

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101****
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated and Combined Balance Sheets, (ii) the Condensed Consolidated and Combined Statements of Operations, (iii) the Condensed Consolidated and Combined Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated and Combined Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated and Combined Financial Statements.

*	Incorporated by reference.

**	Filed herewith.

***
This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

****
In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMVERSE, INC.

Dated: December 14, 2012	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

Dated: December 14, 2012	/s/ Thomas B. Sabol
Thomas B. Sabol Senior Vice President, Chief Financial Officer (Principal Financial Officer)