Form 10-K
period 2013-01-31
Comverse, Inc.
filed 2013-05-16
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35572
 _______________________________________________
COMVERSE, INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________

Delaware	04-3398741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Quannapowitt Parkway Wakefield, MA	01880
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 246-9000
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market, LLC (NASDAQ Global Market)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
 _______________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of July 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's common stock. The registrant's common stock began trading on the NASDAQ Global Market on October 24, 2012.
As of January 31, 2013, the aggregate market value of common stock held by non-affiliates of the registrant was $548,689,618 based on the last reported sale price of the registrant's common stock on such date. For purposes of this calculation, executive officers, directors and greater than 10% beneficial owners of the registrant were assumed to be affiliates. However, such assumption should not be deemed to be a determination that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 22,188,312 shares of the registrant’s common stock outstanding on May 1, 2013.
 _______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed under Regulation 14A within 120 days of the end of the registrant's fiscal year ended January 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.
 _______________________________________________

COMVERSE, INC. AND SUBSIDIARIES
2012 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements.” Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Annual Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•
the risk that if customer solution order activity does not increase, our revenue and profitability will likely be materially affected and we may be required to implement certain measures to preserve or enhance our operating results and cash position;

•
our advanced offerings may not be widely adopted by existing and potential customers and increases in revenue from our advanced offerings, if any, may not exceed or fully offset potential declines in revenue from traditional solutions;

•
our derivation of a significant portion of our revenue from two major customers could materially adversely affect our revenue, profitability and cash flows if we are unable to maintain or develop relationships with these customers, or if these customers reduce demand for our products;

•
the difficulty in predicting quarterly and annual operating results as a result of a high percentage of orders typically generated late in fiscal quarters and in fiscal years, lengthy and variable sales cycles, our focus on large customers and installations and short delivery windows required by customers;

•
the risk that the occurrence of implementation delays or performance issues in projects accounted for using the percentage-of-completion (or POC) method which are not provided for in our estimates for a given fiscal period may result in significant decreases in our revenue in subsequent fiscal periods;

•	decline or weakness in the global economy may result in reduced information technology spending and reduced demand for our products and services;

•	conditions in the telecommunications industry have harmed and may continue to harm our business, including our revenue, profitability and cash flows;

•
restructuring initiatives to align operating costs and expenses with anticipated revenue could have an adverse impact on our product development, project deployment and the timely execution of our business strategy;

•	rapidly changing technology in our industries and our ability to enhance existing products and develop and market new products;

•	our need to establish and demonstrate the benefits of new and innovative products to customers;

•
our dependence on contracts for large systems and large installations for a significant portion of our sales and operating results, including, among other things, the lengthy, complex and highly competitive bidding and selection process, the difficulty predicting our ability to obtain particular contracts and the timing and scope of these opportunities;

•	the potential incurrence of fees and penalties if our solutions develop operational problems and significant costs to correct previously undetected operational problems in our complex solutions;

•	our dependence on a limited number of suppliers and manufacturers for certain components and third-party software could cause a supply shortage and/or interruptions in product supply;

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

i

•	the risk that the failure or delay in achieving interoperability of our products with our customers' systems could impair our ability to sell our products;

•	the competitive bidding process used to generate sales requires us to expend significant resources with no guarantee of recoupment;

•	third parties' infringement of our proprietary technology and the infringement by us of the intellectual property of third parties, including through the use of free or open source software;

•	our exposure to liquidity risk;

•	risks of certain of our contractual obligations exposing us to uncapped or other significant liabilities;

•	our dependence upon hiring and retaining highly qualified employees;

•	the risk that environmental and other disasters may harm our business;

•	general competitive, economic, political and market conditions and fluctuations;

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

•
risks relating to our significant operations in Israel, including economic, political and/or military conditions in Israel and the Middle East, and uncertainties relating to research and development grants, tax benefits and the ability of our Israeli subsidiaries to pay dividends;

•
for as long as we are an emerging growth company, our exemption from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies;

•	our potential difficulty operating as an independent, publicly-traded company;

•	the cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business;

•
the continuation of a material weakness at our company related to our income taxes or the discovery of additional material weaknesses in our internal control over financial reporting and any delay in the implementation of remedial measures;

•	challenges we may face in producing accurate financial statements and periodic reports as required on a timely basis;

•	the risk that we may continue to incur significant expenses for professional fees in connection with the preparation of our periodic reports;

•
our obligation to indemnify CTI and its affiliates (including Verint following the Verint Merger) after the Verint Merger against certain claims or losses that may arise in connection with the Verint Merger and the Share Distribution;

•	the risk that future changes in stock ownership could limit our use of net operating loss carryforwards;

•
potential significant liabilities for taxes of the CTI consolidated group for periods ending on or before the Share Distribution date, and possible indemnity obligation to CTI for any tax on the Share Distribution;

•	potential exposure to liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements related to the Share Distribution; and

•	risks related to the ownership and price of our common stock.
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of this Annual Report. The documents and reports we file with the SEC are available through Comverse, or our website, www.comverse.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

ii

PART I

ITEM 1.	BUSINESS
Overview
We are a leading provider of telecom business enablement solutions for communication service providers (or CSPs) through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. We provide converged, prepaid and postpaid billing and active customer management systems (or BSS) for wireless, wireline and cable CSPs, delivering a value proposition designed to enable an effective service monetization, a consistent customer experience, reduced complexity and cost, and real-time choice and control.

•
Digital and Value Added Services. We enable both network-based Value Added Services (or VAS), which is comprised of Voice and Messaging (including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and video messaging (or MMS)), and digital Internet Protocol (or IP) based rich communication services.

•
Data Management and Monetization Solutions. We provide CSPs with the ability to better manage their data networks and to better monetize their data network investment through our solutions' Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Professional and Managed Services. We offer a portfolio of services related to our solutions following the completion of the delivery of the project to the customer (referred to as post-go-live), such as system care, expert services and managed services.

Products
Our product-based solutions and related services enhance wireless, wireline and cable networks both for end users and the CSPs themselves. For end users, we apply the knowledge acquired throughout the network to provide an enhanced, intuitive and personalized experience to the end user through a broad array of services. For CSPs, the enhanced end user experience is expected to result in greater customer loyalty, lower customer churn and higher adoption of new services to support average revenue per user (or ARPU) levels. By leveraging the unique end user information residing in their networks, CSPs can take advantage of a key strategic strength as they compete with other CSPs and new entrants such as Internet-based competitors. We express this capability with the branded phrase “Making Your Network Smarter.”
Our portfolio is comprised of the following product categories:
Comverse BSS Solutions
CSPs typically rely on third party software vendors to provide the back-end billing solutions for their subscribers' usage as well as front-end services to support customers through call centers, online and through other channels. Billing is divided into three categories depending on subscriber usage and services: prepaid, postpaid or converged. Prepaid billing is utilized when a subscriber purchases credit in advance of service use and the usage is authorized in real time. Postpaid billing is provided when a subscriber enters into a long-term billing arrangement with a CSP and is billed after the fact according to their use at the end of each period. Converged billing is a solution that enables management of multiple services for CSPs, including payment for prepaid and postpaid subscribers across fixed and mobile communication, broadband, TV and other emerging services. As CSPs expand their services, we expect that the converged billing market will grow rapidly.
Our BSS solutions enable our customers to: (i) introduce new products quickly, (ii) charge for a broad range of services or content delivered over their networks, (iii) perform real-time marketing to take advantage of more opportunities for upselling, cross-selling and supporting higher ARPU levels and (iv) automate sales and marketing activities. In addition, the solution is designed to accommodate the customer's growth or business model changes through the ability to add functionality over time.
Converged Solution - Comverse ONE Billing and Active Customer Management Solution
We believe that Comverse ONE Billing and Active Customer Management solution is differentiated in the market through its single-system approach to BSS convergence, reducing total cost of ownership and enabling faster time-to-market for new CSP offerings. Communication, e-commerce and content communication service providers require a strong BSS foundation to ensure timely, accurate billing and fee collection, and a high level of overall customer care and satisfaction.
 Our Comverse ONE Billing and Active Customer Management solution is a single product that provides billing and customer relationship management (or CRM) for CSPs. The solution can be deployed in various ways to meet the specific needs of CSPs. Deployment modes include:

•
Comverse ONE Converged Billing and Active Customer Management solution, which can support a combination of real-time prepaid charging, postpaid billing, and converged (hybrid) charging on a single platform and provides subscriber management;

•	Comverse ONE Real-Time Billing for prepaid billing;

•	Comverse ONE Online and Converged Charging to bring real-time experience to customers' existing postpaid billing systems; and

•	Comverse ONE Postpaid Billing and Active Customer Management solution for postpaid billing and subscriber management.
The Comverse ONE Billing and Active Customer Management solution provides comprehensive BSS functionality, including real-time rating, charging, promotions and session control for both prepaid and postpaid subscribers, mediation and content partner settlements, roaming support, sales force automation, campaign management, case and interaction management, customer self-service and order management, and converged billing for hybrid prepaid/postpaid wireless and triple play/quad play (wireless/wireline telephone/Internet/TV) services.
Real-time rating, charging and account re-charging capabilities are particularly valuable to CSPs, to reduce revenue loss by ensuring that prepaid subscribers do not exceed their account balances and postpaid subscribers do not exceed credit limits, and to promote continuous revenue generation by providing user-friendly tools for end user balance awareness and account replenishment. These and other end user self-service features give subscribers greater control over their accounts, services and applications, increase service provider revenue and end user satisfaction, and reduce the costs associated with network operator-assisted service.
The Comverse ONE Billing and Active Customer Management solution is based on an architecture that features a single data model, a single product catalog, and an open application program interface framework. This solution is developed to provide CSPs with the ability to use one system to manage subscriber accounts consistently, regardless of payment or service type. Our single system, product-based architecture also provides superior future expansion flexibility, lower total cost of ownership, and faster time-to-market for new services, plans and campaigns, relative to multiple disparate billing systems, or highly customized billing systems from professional services-oriented vendors.
Comverse ONE is designed to support a broad range of aspects of convergence, including network, service (such as, wireless, wireline, PayTV and content) and payment (such as prepaid, postpaid and hybrid). In addition, Comverse ONE is designed to bridge network and IT infrastructures by providing end-to-end flows and flexible technology and business models. In addition, it provides CSPs with the benefit of lower operating expenses due to fewer systems and data duplication, virtualization and a unified platform manager.
Comverse Share - BSS Social Media Enabler
We offer a cloud-based solution that provides CSPs with means to connect their BSS ecosystem and social presence, and is designed to enable a more relevant, personalized interaction channel to subscribers. Our Comverse Share solution is designed to connect with CSPs' existing BSS systems, and is also available as an option with Comverse ONE.
Prepaid Solution - Real Time Billing
Our Real Time Billing (or RTB) product is an in-network prepaid billing solution for CSPs (mainly wireless service providers) that was primarily deployed in emerging markets. We continue to support our customers to enhance their use of RTB in support of their business needs. We also offer customers seeking advanced charging capabilities the option to upgrade RTB to Comverse ONE in its Real Time Billing deployment mode. In addition, we offer customers seeking to add support for postpaid subscribers or additional BSS elements the option to upgrade their RTB system to Comverse ONE in its converged billing deployment mode.
Postpaid Solution - Kenan
Our Comverse Kenan billing product is a comprehensive postpaid billing and customer care solution that enables CSPs to effectively monetize existing and new services, shorten time to market for new offers, and efficiently manage revenues. Comverse Kenan has a broad installed base that includes wireline, wireless and PayTV CSPs, for both consumer and business to business (or B2B) environments. As a product-based solution, it is designed to assist CSPs to reduce their total cost of ownership.
The Comverse Kenan solution provides BSS functionality that includes multi-channel customer management, order capture and processing, rating, invoice calculation (including sophisticated bill-time discounts) and formatting, and payment handling - and is designed to meet the CSPs postpaid needs. Comverse Kenan includes customer care, fulfillment and billing to reduce deployment time and risk, and is also extendible for integration with third-party applications, such as third party CRM.
The Comverse Kenan solution has evolved to solve the challenge of managing the postpaid customer life cycle and we continue to enhance it to support CSPs changing market needs. One such example is CSPs using Comverse Kenan to also manage and monetize machine-to-machine (or M2M) services.
We continue to invest in providing our Comverse Kenan customers with relevant and effective upgrade options in support of their evolving business needs and their strategic plans, including:

•	enhancing the billing capabilities of CSP's Kenan systems in support of their changing business needs, including the option of upgrading to the latest Comverse Kenan product release;

•
evolving and extending the BSS solution from Comverse with additional BSS elements, adjacent to the core Comverse Kenan solution, such as real time experience for postpaid subscribers, policy management, adding flexibility around data management and monetization, and marketing-related capabilities; and

•
offering customers seeking to add support for prepaid subscribers or additional real-time BSS elements, the option to upgrade their Kenan system to Comverse ONE in its converged billing deployment mode.

Comverse Value Added Services Solutions
CSPs engage external software vendors to provide the gateways that facilitate mobile Value Added Services, including voice and messaging. Voice solutions include voicemail, call completion and visual voicemail. Messaging solutions include SMS services, messaging gateway and Multimedia Messaging Service (or MMS). IP Messaging, service enablement middleware and rich communication services provide the transition from traditional voice and messaging to the next generation of messaging services over IP-based fourth generation (or 4G) networks. As CSPs upgrade to these 4G networks, IP messaging and rich communication services are expected to drive significant growth in the overall market.
Our VAS products and services enhance CSPs' service offerings to end users, reduce operating expenses and permit CSPs to leverage their unique assets to provide new product and service offerings to their end users.
Comverse Digital and Value Added Services solution consists of the following:
Comverse Voice
Comverse Voice enables the following services:

•
Comverse Next-Generation Voicemail provides call answering functionality to telecom users, designed to ensure a higher level of call completion and returned calls for wireless and wireline network CSPs and thereby often generates additional minutes of use.

•
Visual Voicemail provides users with a visual inbox user interface for more convenient and appealing message management, including address book integration for “record-and-send” one-to-one and one-to-many voice messaging. Visual Voicemail continues to be launched in a number of networks and its deployment corresponds to the continued proliferation of “smartphones.” Popularized by the iPhone, Visual Voicemail has been launched by many iPhone carriers and a number of additional smartphone carriers. CSPs are expected to continue launching next generation visual voicemail given the continued proliferation of “smartphones” and their ability to offer enhanced visual experiences to users.

•
Call Completion services notify users of missed inbound calls via text message, offer convenient one-touch call return functionality, and notify callers when previously unavailable parties become available to accept calls. These services increase the likelihood that call attempts ultimately result in a successful connection, and thereby often result in additional minutes of use.

Comverse Messaging
Comverse Messaging enables the following services:

•
Short Message Service Center (or SMSC) and Messaging Router enable texting which is used for a range of purposes, including person-to-person messaging, televoting, application-to-person messaging such as information and entertainment alerts, and social network-based messaging, such as Twitter updates. Texting has achieved mass market mobile end user adoption levels, and is currently one of the world's most popular wireless enhanced services.

•
Multimedia Messaging Service Center (or MMSC) enables the sharing and messaging of pictures and video over wireless networks, including person-to-person and application-to-person multimedia messaging. These services have become feasible and more functional with the proliferation of next-generation networks and “smartphones” thereby making them potentially more attractive to a greater number of subscribers. For example, the growth in mobile camera-phones and video recorder phones has led to an increase in MMS-based picture and video messaging adoption and traffic.

•
Comverse MultiVAS Converged Messaging leverages the multi-channel, multi-screen and cross-device user experience. It is designed to offer full IP Multimedia Subsystem/Long-Term Evolution (or IMS/LTE) compatibility to facilitate a smooth transition to future networks. In addition, Converged Messaging enables presentation and management of messages of various types, including voice, text, email, picture, and video, in a single consolidated visual user interface. Converged Messaging can also leverage social networking and community-building features, such as address books, presence and location awareness, further promoting subscriber satisfaction and loyalty, while driving network usage and revenue.

Next Generation VAS Solutions
We believe that CSPs will transition their network infrastructure and attached systems to IP as part of their efforts to reduce cost and provide next generation rich communication services. As new network technology, such as 4G LTE, is deployed, CSPs are seeking to take advantage of its cost and flexibility potential by converting their traffic from traditional SS7 signaling to newer IP. We expect that IP system deployments will continue for the next few years and believe that during this time, CSPs will operate both SS7 and IP systems.
We also believe that through the adoption of IP messaging, CSPs can expand their addressable market with emerging IP device types, such as e-readers, tablets and machine-to-machine (M2M) devices, and can allow users to connect with social networks, reaching more devices, generating more traffic, and creating opportunities for providing a broader range of services.
We intend to meet the needs of our CSP customers for this VAS IP transition by:

•	Leveraging customers' existing installed systems of messaging and voicemail equipment so that it works efficiently with new IP networks;

•	Gradually deploying “all-IP” VAS infrastructure that can support both messaging and voicemail in a highly efficient and scalable manner; and

•	Supporting interoperable rich communication services even before an IMS core is in place.
As part of the implementation of our strategy to leverage customers' existing installed systems, we have developed a Service Enablement Middleware (or SEM) solution that, in addition to supporting our existing equipment, is compatible with CSPs' existing equipment and systems installed by other vendors. The SEM solution is designed to securely externalize CSPs' messaging and related assets, such as SMSCs, MMSCs, voicemail, videomail, location services, network-based address book, and BSS/OSS (Operations Support Systems), to third party application developers. The SEM solution also enables CSPs to offer converged multi-device messaging services that include visual voicemail, converged messaging and social inbox, which collects messages from all network and Internet-based messaging sources, and displays them all in a single inbox.
In addition, to meet the needs of customers seeking to deploy next generation all-IP capabilities, we are offering CSPs our Comverse IP Messaging solution. Comverse IP Messaging uses IP as a common infrastructure for messaging, while allowing interconnectivity and interoperability between next-generation 4G LTE networks and existing legacy network resources through the Comverse SEM Solution. Comverse IP Messaging is designed to enable advanced rich communication services providing multiple forms of IP Messaging (group communication and chat, threaded messaging, and multimedia file sharing within messaging conversations) integrated with an address book and with social networks.

Comverse Data Management and Monetization Solution
Our data management and monetization solution enables CSPs to efficiently manage their data networks and effectively monetize data services. Our solution also provides wireless users with optimized access to mobile Internet websites, content and applications. These solutions enhance the mobile user Internet experience and help wireless network CSPs leverage their unique assets beyond connectivity, adapting content for each handset type, providing traffic control and optimization, content filtering, and advanced charging and monitoring.
Our data management and monetization solutions control and manage traffic generated by a wide range of mobile devices, such as smartphones, tablets and laptops. Our solution offers wireless CSPs a comprehensive solution comprised of Enforcement, Central Policy Management, and Broadband Data Charging services.

•
Enforcement Services, designed to improve wireless CSPs' mobile broadband traffic management, monetization and network control, utilizing advanced Deep Packet Inspection (or DPI) technology, maximize network utilization and enhance the user experience. These services include Traffic Management and Optimization, Mobile Browsing and Streaming, and Content Adaptation and Filtering solutions. Comverse's Traffic Management and Optimization solution includes Video Optimization designed to provide wireless CSPs with the end-to-end intelligence needed for efficient delivery of video traffic. The solution allows wireless CSPs to reduce data volume and response time, enhance the subscriber experience and provide a set of policies and tariffs.

•
Central Policy Management that facilitates the definition of complex policies and data plans, supporting wireless CSPs' efforts to increase data revenues and enhance network control. This solution makes real-time policy decisions based on information retrieved from multiple data sources, including session, transaction, device, subscriber database, billing servers and network and subscriber intelligence received from the mobile analytics service described below. This solution also uses DPI to facilitate cross-service decision making, and can also instruct the DPI to change its local policies based on external network and subscriber information. In addition, this solution provides wireless CSPs with mobile analytics with enhanced monitoring and usage analysis capabilities that improve reporting, decision-making and network planning.

•
Broadband Data Charging that supports real-time and near real-time data charging services, providing differentiated charging capabilities for both prepaid and postpaid subscribers. It facilitates smart quota management, contributing both to an enhanced user experience and increased revenue streams. Our Comverse Policy Studio solution is designed to enable CSPs to accelerate a range of monetization scenarios to market and adjust them to enhance effectiveness.

Comverse Netcentrex IP Enterprise Solutions
Our Netcentrex IP-based solutions provide carrier-hosted enterprise and consumer IP services that enable CSPs to deliver Voice over IP (or VoIP) telephony, fixed-mobile converged voice, video and messaging services (or FMC), IP Centrex enterprise communications services, and IP IMS-based services. These products allow service providers and their end users to benefit from the lower cost of IP-based service delivery.
Service and Support
We have a strong commitment to provide high quality managed and support services to our customers because of the critical functionalities performed by our solutions, and customers' need for high system performance and availability and minimum system interruptions. Our Comverse Services organization provides customers with post-go-live services, including system care, expert services, and managed services, and includes groups engaged in providing services for our BSS, VAS, data management and monetization and Netcentrex solutions, and services sales. The principal business objectives of Comverse Services are to:

•	build and strengthen long-term partnerships with customers, provide high-quality maintenance and ongoing support; and

•	maximize customer performance by enabling customers to fully utilize the potential of their Comverse solutions through a suite of managed services.

Maintenance and Support Services
Through our service and support organization, we leverage our product knowledge, broad industry expertise, and field-tested methodologies to efficiently maintain our solutions within various markets and operational environments and provide a continuous approach to service. These services are delivered globally through centralized centers of expertise and local support professionals. This service category includes:

•	Software Support Services: Post-go-live support, including a 24-hours a day, seven days a week call center and online support and maintenance releases;

•	Hardware Support Services: For selected products, associated hardware support services, including spare parts inventory management service; and

•	Proactive Maintenance: Specialized preventive maintenance activities designed to enhance CSPs' operational performance, including system health-check audits and continuous engineering activities.
We offer levels of maintenance and services packages, with varying levels of access to a Technical Assistance Center hotline for remote support, committed response times for critical maintenance and support issues, hardware repair and replacement, and other proactive tools and a la carte support services to address the needs of our customers.
We offer up to a one year limited warranty on all products and offer broader warranty and service coverage in certain cases.
Managed Services
As part of the implementation of our business strategy and our commitment to our customers, we provide CSPs with a suite of managed services that cover our BSS, VAS and mobile Internet solutions. This service category includes:

•
Business Processes Outsourcing Services: Manage and operate customers' Comverse solutions to allow customers to leverage our expertise and maximize the operational performance and utilization of their Comverse systems;

•
Applications Management Services: These services are designed to help CSPs maintain, operate and enhance their business applications, as well as develop new applications in an orderly manner, while attaining high performance and satisfaction. These services include applications enhancements, subject matter expert services, release and program management, integration management and testing services;

•
Infrastructure Management Services: Our service experts manage customers' various environments (such as production, test, disaster recovery and development sites), conduct systems health-checks and maintain our solutions through our System Care Service; and

•	Expert Services: Short-term and long-term engagements of experts, often at clients' sites, in the form of task based services or expert augmentation.
Training Services
We provide training services primarily (i) in our facilities in Wakefield, Massachusetts and Tel Aviv, Israel and (ii) on site at customers' facilities.
Markets
Our products help our communication service provider customers generate and monetize billable traffic, usage, subscription and other service-related fees. Our products are designed to:

•	generate CSP voice and data network traffic and revenue;

•	improve CSP ARPU;

•	strengthen end user satisfaction and loyalty by promoting retention and minimizing customer churn;

•	monetize services through timely and accurate rating, charging, mediation and billing; and

•	improve operational efficiency to reduce CSP network operating costs.
We market our product and service portfolio primarily to CSPs, such as wireless and wireline network CSPs, cable CSPs and content communication service providers. Our product and service portfolio generates fees for our customers on a subscription, pay-per-usage or advertising-supported basis.
Our entire portfolio of software, systems and related services has been designed and packaged to meet the capacity, reliability, availability, scalability and maintainability, and the network and operations, maintenance, administration, and provisioning interfaces and physical requirements of large telecommunications network CSPs. Our products support flexible deployment models, including in-network, hosted and managed services, and can run on circuit-switched, IP, IMS, and converged network environments. The systems are offered in a variety of sizes and configurations, and are available with redundancy of critical components, so that no single failure will interrupt the service.
Traditionally, CSPs derived their revenue almost exclusively through voice calling. Voice telephony services, however, have become increasingly commoditized, and this trend has led service providers to seek new sources of revenue and service differentiation, by offering messaging, data, content and other value-added enhanced services and by improving the overall end user experience, through superior relationship management and service.
Sales and Marketing
We market our products throughout the world, primarily through our own direct sales force, and also in cooperation with a number of partners in specified markets. These partners include systems integrators, telecommunications infrastructure suppliers and independent sales representatives.
Our sales force is deployed globally. Account management teams are supported by product sales experts from the business units and solution architects who collaborate to specify our solutions to fit the needs of our current and prospective customers.
We also provide customers with marketing consultation, seminars and materials designed to assist them in marketing value-added enhanced communication services, and further undertake an ongoing role supporting their business and market planning processes. These services are designed to promote the successful launch, execution, and end user adoption of Comverse-enabled applications to stimulate ongoing service provider customer capacity expansion orders.
Customers
We market our products primarily to CSPs, such as wireless and wireline, cable and content communication service providers. Our customer base includes more than 450 CSPs in more than 125 countries, including a majority of the 100 largest wireless network CSPs in the world.
For the fiscal year ended January 31, 2013 and 2011, Cellco Partnership (d/b/a as Verizon Wireless) accounted for approximately 14% and 15%, respectively, of our combined revenue. No other customer, including system integrators and value-added resellers, individually accounted for more than 10% of our combined revenue for any of the fiscal years ended January 31, 2013, 2012 or 2011.
For the fiscal year ended January 31, 2012, a single customer accounted for approximately 13% of Comverse BSS's revenue. No other customer individually accounted for more than 10% of Comverse BSS's revenue for any of the fiscal years ended January 31, 2013, 2012 or 2011.
For the fiscal year ended January 31, 2013, two customers individually accounted for approximately 24% and 15%, respectively, of Comverse VAS's revenue. For the fiscal years ended January 31, 2011, a single customer accounted for approximately 22% of Comverse VAS's revenue. No other customer individually accounted for more than 10% of Comverse VAS's revenue for any of the fiscal years ended January 31, 2013, 2012 or 2011.
For the fiscal year ended January 31, 2013, two customers individually accounted for approximately 16% and 10%, respectively, of Comverse Other revenue. No other customer individually accounted for more than 10% of Comverse Other revenue for any of the fiscal years ended January 31, 2013, 2012 or 2011.
Competition
The market for our converged, prepaid and postpaid, messaging and voice value added services, mobile Internet and IP communication solutions is highly competitive, and includes numerous products offering a broad range of features and capacities. Our primary competitors are suppliers of turnkey systems and software, and indirect competitors that supply certain components to systems integrators. Many of our competitors specialize in a subset of our portfolio of products. Competitors of Comverse BSS include Amdocs, CSG Systems, Ericsson, HP, Huawei, NEC, Oracle, Redknee and ZTE. Competitors of Comverse VAS include Acision, Alcatel-Lucent, Convergys, Ericsson, HP, Huawei, Mavenir, Movius, NEC, Nokia Siemens Networks, Openwave, Oracle, Tecnotree, Unisys and ZTE. Competitors in Comverse Data Management and Monetization include Amdocs, Ericsson, Huawei, Nokia Siemens Networks, Openet, Oracle and ZTE. Our competitors that manufacture other network telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing, or have previously purchased, other compatible network equipment from such manufacturers.

Participants in the BSS market have traditionally provided postpaid only (IT-based) BSS solutions, or in-network-based prepaid/real-time systems. In recent years, the BSS market has changed to require market participants to offer converged BSS solutions to address the evolving needs of CSPs. In addition, due to the increased use of data in connection with the deployment of smartphones and other devices, such as tablets, BSS solutions are now focused on data monetization. Generally, our competitors offer multi-system solutions for convergence while we offer a unified BSS solution to address both prepaid and postpaid, as well as combined (converged) accounts. We believe that our unified BSS solution, which is designed to lower total cost of ownership and facilitate faster time to launch new services, plans and campaigns, is superior to the multi-system solutions offered by our competitors. In addition, we offer a subscriber-based approach to data monetization by linking Comverse ONE with our data management and monetization solutions. However, CSPs may not acknowledge the benefits of this combined solution and elect to purchase alternative solutions offered by our competitors. In addition, competitors may develop internally or acquire BSS and mobile Internet solutions that could allow them to offer unified solutions, which may result in a decline in our competitive position and market share.
In the VAS market, wireless subscriber preferences have changed in recent years as consumers transitioned to alternative messaging applications, such as SMS text messaging, in part as a substitute for voicemail usage, and increased use of data in connection with the deployment of smartphones and other devices, such as tablets. This transition resulted in intensified competition due to the change in our business mix from the voicemail product line, in which we continue to hold a leading market position, to other applications and products in which we are continuing to face significant competitive challenges as part of our efforts to increase market share. In addition, we face increasing competition from changing technologies that may provide alternatives to our products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Google, Yahoo or Hotmail, to access, among other things, chat, instant messaging and email free of charge rather than use wireless carriers' service offerings.
We believe that competition in the sale of our products is based on a number of factors, the most important of which are product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of telecom networks, IP networks and Operation and Support Systems. We believe that the range of capabilities provided by, and the ease of use of, our systems compare favorably with other products currently marketed. We anticipate that competition will increase, and that a number of our direct and indirect competitors will introduce new or improved systems during the next several years.
Manufacturing and Sources of Supplies
Our manufacturing operations consist primarily of installing software on externally purchased hardware components and final assembly and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies and systems. We primarily use third parties to perform modules and subsystem assembly, component testing and sheet metal fabrication. These manufacturing operations are performed primarily in the United States, Israel, France, Germany, Hong Kong, Japan, Russia and The Netherlands.
Although we generally use standard parts and components in our products, certain components and subassemblies are presently available only from a limited number of sources. To date, we have been able to obtain adequate supplies of all components and subassemblies in a timely manner from existing sources or, when necessary, from alternative sources or redesign the system to incorporate new modules, when applicable.
We maintain organization-wide quality assurance procedures, coordinating the quality control activities of our research and development, manufacturing and service departments that comply with the requirements of the international standards ISO 9001, ISO 14001, ISO 17799/27001, OHSAS 18001:2007, and eTOM certification for our BSS solutions.
Backlog
As of January 31, 2013 and 2012, we had a backlog of approximately $811 million and $982 million, respectively. Approximately 46% of our backlog as of January 31, 2013 is not expected to be filled in the fiscal year ending January 31, 2014. We define “backlog” as projected revenue from signed orders not yet recognized, excluding revenue from maintenance agreements. Orders constituting backlog may be reduced, cancelled or deferred by customers. Approximately $32.3 million of the decline in backlog is attributable to order cancellations by customers due to project cancellations and project size reductions.

Significant Transactions
The Share Distribution
Prior to October 31, 2012, the date of the Share Distribution (as defined below), we were a wholly-owned subsidiary of Comverse Technology, Inc. (or CTI).
On October 31, 2012, CTI completed the spin-off of our company as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of our outstanding common shares to CTI's shareholders (referred to as the Share Distribution). Following the Share Distribution, CTI no longer holds any of our outstanding capital stock, and we are an independent publicly-traded company.
Following the Share Distribution, we and CTI operate independently, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between CTI and us after the Share Distribution and to provide mechanisms for an orderly transition, we and CTI entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and we and CTI agreed to indemnify each other against certain liabilities that may arise from our respective businesses and the services that are provided under such agreements. Following the completion of CTI's merger with Verint discussed below, these obligations continue to apply between us and Verint. For more information, see note 3 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Upon completion of the Share Distribution, our shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” In connection with the Share Distribution, (1) each holder of CTI common shares outstanding as of the record date for the Share Distribution received one share of our common stock for every ten CTI common shares held thereby, which resulted in the issuance of approximately 21.9 million shares of our common stock, (2) we received contributions from CTI of $38.5 million in cash and $1.4 million of property and equipment based on CTI's book value, (3) we recorded transfers of lease deposits of $0.8 million and deferred lease cost of $1.0 million from CTI, (4) we assumed $0.7 million of employee related liabilities transferred to us from CTI, and (5) we settled borrowings under a revolving loan agreement of $9.0 million and note payable by us to CTI of $9.4 million through a capital contribution to our equity by CTI. For more information, see note 11 to the consolidated and combined financial statements included in Item 15 of this Annual Report. In addition, on November 1, 2012 in connection with the Share Distribution, CTI's equity-based compensation awards held by our employees were replaced with the our equity-based compensation awards. For more information, see note 16 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (referred to as the Verint Merger Agreement) with Verint Systems Inc. (or Verint), its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint and becoming a wholly-owned subsidiary of Verint (referred to as the Verint Merger). The Verint Merger was completed on February 4, 2013. We agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. For more information, see note 3 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Contribution and Sale of Starhome
Starhome is a provider of wireless service mobility solutions that enhance international roaming. Wireless CSPs use Starhome's software-based solutions to generate additional revenue and to improve profitability by directing international roaming traffic to preferred networks and by providing a wide range of services to subscribers traveling outside their home network.
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (or the Starhome Share Purchase Agreement) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (referred to collectively, as Fortissimo) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (or the Starhome Disposition). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to us its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012. For more information, see note 17 to the consolidated and combined financial statements included in Item 15 of this Annual Report.

Research and Development
We continue to enhance the features and performance of existing solutions and introduce new solutions through extensive research and development activities. We believe that our future success depends on a number of factors, which include the ability to:

•	identify and respond to emerging technological trends in our target markets;

•	develop and maintain competitive solutions that meet or exceed customers' changing needs; and

•	enhance existing products by adding features and functionality that differentiate our products from those of our competitors.
As a result, we have made and intend to continue to make investments in research and development. Research and development resources are allocated in response to market research and customer demands for additional features and products. The development strategy involves rolling out initial releases of products and adding features over time. We continuously incorporate customer feedback into the product development process. While we expect that new products will continue to be developed internally, we may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties.
Significant research and development activity occurs in the United States and Israel with additional research and development offices in Bulgaria, Canada, China, the Czech Republic, France, India, and the United Kingdom. Research and development leverages broad industry expertise, which includes, computer architecture, telephony, IP, data networking, multi-processing, databases, real time software design and application software design.
A portion of our research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is, and will continue to be, affected by the continued availability of financial incentives under such programs. During the fiscal year ended January 31, 2013, as in many prior years, our research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (or the OCS), under which reimbursement of a portion of our research and development expenditures is made subject to final approval of project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture of OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay significantly increased royalties or a redemption fee calculated according to the applicable regulations. The difficulties in obtaining the approval of the OCS for the transfer of technology, know-how, manufacturing activities and/or manufacturing rights out of Israel could impair the ability of some of our subsidiaries to outsource manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products.
Our gross research and development expenses for the fiscal years ended January 31, 2013, 2012 and 2011 were $77.0 million, $94.3 million and $150.3 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2013, 2012 and 2011 were $0.5 million, $0.1 million and $1.5 million, respectively.
Patents and Intellectual Property Rights
Our success depends to a significant degree on the legal protection our software and other proprietary technology rights. We rely on a combination of patent, trade secret, copyright, and trademark laws and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.
We currently hold several patents, none of which are material to our operations on an individual basis.
Substantial litigation regarding intellectual property rights exists in technology related industries, and our products are increasingly at risk of third party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. In the event of an infringement claim, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing those products. We have been party to patent litigations. In the fiscal years ended January 31, 2012, in connection with claims asserted, we entered into several settlements.
Licenses and Royalties
Licenses to third parties by us are designed to prohibit unauthorized use, copying, and disclosure of our software and other proprietary technology rights. We also license from third parties certain software, technology, and related rights for use in manufacture and marketing of our products, and pay royalties under such licenses and other agreements. We believe that the rights under such licenses and other agreements are sufficient for the manufacture and marketing of our products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how.
Segment Information
For a presentation of revenue from external customers, income (loss) from operations and certain other financial information for the fiscal years ended January 31, 2013, 2012 and 2011, see note 21 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Domestic and International Sales and Long-Lived Assets
For a presentation of domestic and international sales for the fiscal years ended January 31, 2013, 2012 and 2011 and long-lived assets as of January 31, 2013 and 2012, see note 21 to the consolidated and combined financial statements included in Item 15 of this Annual Report. Our international operations are subject to certain risks. For a description of risks attendant to our foreign operations, see Item 1A, “Risk Factors-Risks Related to International Operations.”
Export Regulations
We are subject to export control regulations in countries from which we export goods and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. Where controls apply, the export of our products generally requires an export license or authorization (either on a per-product or per-transaction basis) or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.
Operations in Israel
A substantial portion of our research and development, manufacturing and other operations is located in Israel and, accordingly, may be affected by economic, political and military conditions in that country. We benefit from certain trade agreements and arrangements providing for reduced or duty-free tariffs for certain exports from Israel. Our business is dependent to some extent on trading relationships between Israel and other countries. Certain of our products incorporate imported components into Israel and most of our products are sold outside of Israel. We could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. In addition, many of our Israeli employees are required to perform annual mandatory military service in Israel, and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon our operations.
We benefit from various policies of the Government of Israel, including reduced taxation and special subsidy programs, such as those administered by the OCS. For a more detailed discussion of the terms of these programs, see “-Research and Development.”
Our results of operations have been favorably affected by participation in Israeli government programs related to research and development, as well as utilization of certain tax incentives and other incentives available under applicable Israeli laws and regulations, some of which have been reduced, discontinued or otherwise modified in recent years. In addition, our ability to obtain benefits under various discretionary funding programs has declined and may continue to decline. Our results of operations could be adversely affected if these programs were further reduced or eliminated and not replaced with equivalent programs or if our subsidiaries' ability to participate in these programs were to be further reduced significantly.
Environmental Regulations
Our operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters. Management believes that our business is operated in material compliance with all such regulations. To date, the cost of such compliance has not had a material impact on our capital expenditures, earnings or competitive position or that of our subsidiaries. However, violations may occur in the future as a result of human error, equipment failure or other causes. Further, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by us and could have a material impact on our business, financial condition and results of operations.
Employees
As of January 31, 2013, we employed approximately 2,500 individuals. Approximately 43%, 25% and 32% of our employees are located in Israel, the United States and other regions, including Europe and Asia Pacific (or APAC), respectively.
Our U.S. employees are not covered by collective bargaining agreements. Employees based in certain countries in Europe, including France, Italy and Spain, and in the Americas (other than the U.S.), including Brazil, are covered by collective bargaining agreements. These collective agreements typically cover work hour, working conditions, disability, vacation, severance and other employment terms.
We are not a party to any collective bargaining or other agreement with any labor organization in Israel. However, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (including the Manufacturers' Association of Israel) are applicable to our Israeli employees by virtue of an expansion order of the Israeli Ministry of Industry, Trade and Labor. Under Israeli law, we are required to maintain employee benefit plans for the benefit of our employees (referred to as the employee benefit plans). Each month, both we and our employees contribute sums to the employee benefit plans. The employee benefit plans provide a combination of savings plan, insurance and severance pay benefits to participating employees. Some of the sums we contribute monthly to the employee benefit plans are used to satisfy in part severance pay to which the employees may be entitled under Israeli law. Under Israeli law, we are obligated to make severance payments to employees of our Israeli subsidiaries on the basis of each individual's current salary and length of employment. Under Israel's Severance Pay Law, employees are entitled to one month's salary for each year of employment or a portion thereof. Israeli employees are required to make, and employers are required to pay and withhold, certain payments to the National Insurance Institute (similar, to some extent, to the United States Social Security Administration), on account of social security and health tax payments, for national health insurance and social security benefits.
We consider our relationship with our employees to be good.
Other Information
Our common stock is traded on the NASDAQ stock exchange (NASDAQ Global Market) under the symbol “CNSI.” We were incorporated in the State of Delaware in November 1997. Our principal executive offices are located at 200 Quannapowitt Parkway Wakefield, MA 01880 and our telephone number at that location is (781) 246-9000.
Our Internet address is www.comverse.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to such reports filed or furnished pursuant to Section 13(a), 14 or 15(d) of the Exchange Act, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described below, in addition to other information contained in this Annual Report, including our consolidated and combined financial statements and related notes. If any of the risks described below actually occurs, our business, financial results, financial condition and stock price could be materially adversely affected.
Risk Relating to Our Business
We experienced a decline in orders for customer solutions during the fiscal year ended January 31, 2013 compared to the prior fiscal year. If customer order activity does not increase, our revenue and profitability will likely be materially adversely affected and we may be required to implement certain measures to preserve or enhance our operating results and cash position.
We experienced a decline in orders for our customer solutions in the fiscal year ended January 31, 2013, which continued an adverse business trend that began in 2008. Orders for customer solutions may continue to decrease in future periods. If customer solutions order activity does not increase, our revenue and profitability will likely be materially adversely affected and we may be required to implement further cost reduction measures and other initiatives to preserve and enhance our operating results and cash position. Any such measures may limit or hinder our ability to execute our strategy and achieve our objectives thereby adversely affecting our business. In addition, declines in customer activity may result in reduced revenue in future periods and may require us to record non-cash charges relating to the impairment of goodwill and intangible assets, which may materially adversely affect our results of operations.
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
Comverse VAS continues to maintain our market leadership in voice-based products, such as voicemail and call completion. Other services, however, such as certain voice and SMS text message services and Multimedia Messaging Service (or MMS), have become relatively commoditized, resulting in reduced revenue and margins. As part of our efforts to maintain our market position and leveraging the market transition to 4G/LTE networks, VAS is engaged in the promotion of advanced offerings, such as IP messaging and a Rich Communication Service (or RCS) solution.
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
Historically, we have derived a significant portion of our revenue from two major customers, and our revenue, profitability and cash flows could be materially adversely affected if we are unable to maintain or develop relationships with these customers, or if these customers reduce demand for our products.
Historically, we have derived a significant portion of our revenue from a limited number of customers. For the fiscal years ended January 31, 2013, 2012 and 2011, sales to two customers accounted for approximately 22.6%, 9.3%, and 19.2% of our revenue, respectively. We intend to establish long-term relationships with existing customers and continue to expand our customer base. While we diligently seek to become less dependent on any single customer, it is likely that one or more customers will continue to contribute a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, would result in an adverse effect on our revenue and profitability.
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
The significant customization and lengthy delivery pattern of certain customer projects results in the use of POC accounting for a large portion of the revenue associated with these projects. The determination of whether services entail significant customization requires judgment and is primarily based on alterations to the features and functionality to the standard release, complex or unusual interfaces, as well as the amount of hours necessary to complete the customization solution relative to the size of the contract. Revenue from these arrangements is recognized on the POC method based on the ratio of total hours incurred to date compared to estimated total hours to complete the contract. We are required to make judgments to estimate the total estimated costs and progress to completion. Changes to such estimates can impact the timing of the revenue recognition period to period. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control. The occurrence of implementation delays or performance issues which are not provided for in our estimates for a given fiscal period may result in decreases in our revenue in subsequent fiscal periods, and such revenue decreases may be significant. In addition, as we focus our efforts to further industrialize our BSS offerings to offer a stronger pre-packaged solution that improves ease of use and faster deployment times, near-term customer order activity may be impacted. See Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Judgments-Revenue Recognition.”
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
As a global company with a presence in many countries throughout the world, our sales and profitability are impacted by general economic conditions, both in the United States and internationally. In recent years, the global economy experienced a weakness that has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and more limited availability of credit and access to capital. In addition, during the fiscal year ended January 31, 2012, the U.S. credit rating was downgraded and during the fiscal year ended January 31, 2013 certain European countries continued to experience a sovereign debt crisis. Revenue in the Americas and Europe each represent approximately 34% of total revenue, for the fiscal year ended January 31, 2013. Financial instability in any Eurozone country could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. Also, continuing uncertainty regarding the stability of the Eurozone could lead to significant long-term economic weakness and reduced economic growth in Europe, which could lead to a sustained strengthening of the U.S. dollar against the euro, adversely affecting the profitability of our European operations.
We derive a substantial portion of our revenue from communication service providers. During the weakness in the global economy, many of our customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of our customers have implemented cost-cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for our products, services and solutions, longer customer purchasing decisions and pricing pressures that adversely affected our revenue and profitability. More specifically, such adverse market conditions have had and could continue to have a negative impact on our business by reducing the number of contracts we are able to sign with new customers and the size of initial spending commitments, as well as decreasing the level of discretionary spending under contracts with existing customers. In addition, a slowdown in buying decisions of CSPs may affect our business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for extended payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share. In response to these events we, similar to other companies, engaged in significant cost savings measures.
During the fiscal years ended January 31, 2013 and 2012, the global economy experienced significant volatility and uncertainty. If the global economy continues to experience volatility and uncertainty or market conditions worsen, our existing and potential customers will likely reduce their spending, which, in turn, would reduce the demand for our products and services, and materially affect our business, including our revenue, profitability and cash flows. In addition, we would likely be required to again undertake significant cost-saving measures, which measures may negatively impact our ability to implement our strategies and obtain our objectives, particularly if we are not able to invest in our businesses as a result of a protracted economic downturn.
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
Restructuring initiatives to align operating costs and expenses with anticipated revenue could have an adverse impact on our product development, project deployment and the timely execution of our business strategy
In recent years we have implemented certain initiatives to improve our cash position. In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives that we believe will enhance efficiency and result in significant reductions in costs and operating expenses, including realigning our cost structure to our current size and business environment by primarily reducing our selling, general and administrative expenses. We have begun and intend to continue to implement these initiatives during the fiscal year ending January 31, 2014 and expect that some of these initiatives will continue to be implemented during the fiscal year ending January 31, 2015. While restructuring our operations is designed to improve operational efficiency and business performance, there is a risk that such restructuring could have an adverse impact on our product development, project deployment and the timely execution of our business strategy. In addition, there is no assurance that these initiatives will reduce costs and the costs to implement them may offset any savings for a period of time.

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
Our competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of our competitors have, relative to us greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. In addition, new competitors, many of which are in emerging markets, such as China, continue to emerge and there continues to be consolidation among existing competitors, which create pricing pressure and may reduce our market share. Furthermore, due to competition and market trends we expect to provide some of our solutions as software as a Service (or SaaS), which is expected to create further pricing pressures. In addition, some of our customers may in the future decide to develop their own solutions internally instead of purchasing them from us. Increased competition could force us to lower our prices or take other actions to differentiate our products.
In addition, the telecommunications industry in which we operate continues to undergo significant changes as a result of deregulation and privatization worldwide, reduced restrictions on competition in the industry and rapid and evolving technologies. The worldwide enhanced services industry is already highly competitive and we expect competition to intensify. In addition, as we enter new markets as a result of our own research and development efforts, acquisitions or changes in subscriber preferences, we are likely to encounter new competitors. Moreover, we face indirect competition from changing and evolving technology, which provides alternatives to our products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook and Google, to access, among other things, instant messaging and electronic mail free of charge rather than using wireless carriers' service offerings. This may reduce demand and the price of our products and services.
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
Government regulatory policies are likely to continue to have an impact on product development costs and project spending costs and accordingly, on the pricing of existing as well as new public network services and, therefore, are expected to affect demand for such services and the communications products, including our products, which support these services. Tariff rates, the rates charged by service providers to their customers, whether determined by service providers or in response to regulatory directives, may affect the cost effectiveness of deploying and promoting certain public network services. Tariff policies are under continuous review and are subject to change. Future changes in tariffs by regulatory agencies or the application of tariff requirements to additional services could adversely affect the sales of our products to certain customers.

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
Substantial litigation regarding intellectual property rights exists in technology related industries, and our products may be increasingly subject to third party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. In addition, we agreed to indemnify certain customers in certain situations should it be determined that our products infringe on the proprietary rights of third parties. Any third party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or may require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, including profitability and cash flows.
Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business.
Some of our products contain free or open source software, referred to collectively as “open source software,” and we anticipate we will make additional use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. Although we monitor the use of open source software in our product development in an effort to ensure compliance with these licensing requirements, any failure to comply with our obligations under open source software licenses may expose our products to unfavorable licensing restrictions or other requirements, which could have a material adverse effect on our business. Furthermore, the original developers of open source software generally provide no warranties on such software, which exposes us to greater risk than third-party commercial software.
We are exposed to liquidity risk.
Our ability to meet our obligations and fund our capital requirements will be dependent primarily on our future financial performance, cash and cash equivalents, cash flows from operations and amounts available for borrowing under an $8.0 million existing line of credit. As of January 31, 2013, we had $262.9 million of unrestricted cash and cash equivalents.
We provide certain customers in the ordinary course of business with financial performance guarantees, and in some cases were required to provide guarantees to other parties. These arrangements are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized, and are accounted for as restricted cash. Our ability to access such cash balances is typically restricted for the duration of the underlying arrangements. As of January 31, 2013 and 2012, we had $42.5 million and $38.6 million of restricted cash, respectively. Certain other commercial arrangements, including property leases, require compensating cash balances as security, but these arrangements are not considered to be material.
The ability of our Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid, or loans extended, by our Israeli subsidiaries may be subject to tax. For a more detailed discussion, see “-Risks Relating to Operations in Israel-The ability of our Israeli subsidiaries to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by Israeli subsidiaries may be subject to tax. If our Israeli subsidiaries were unable to pay dividends to us or extend us loans, or if such dividends or loans become subject to taxes, our liquidity may be materially adversely affected.”
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next 12 months. The assumptions upon which management's liquidity forecast is based are described more fully in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financial Condition-Liquidity Forecast” of this Annual Report. Management believes that its assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in this “Risk Factors” section materialize, we may experience a shortfall in the cash required to support working capital needs.
Although we continue to implement certain initiatives to improve our cash position and had positive cash flows for the fiscal year ended January 31, 2013, we may continue to experience negative cash flows from operations in the future. If the initiatives to increase our liquidity and capital resources fail to satisfy our working capital needs, our business and operations could be materially adversely affected. Negative cash flows, and restricted cash used as collateral or other security interest would likely diminish our capital resources or otherwise materially adversely affect our liquidity. As a result, we may need to seek new borrowings, asset sales or issuance of equity securities which may not be available or may be available only on disadvantageous terms. Further, following the Share Distribution, we are no longer able to rely on or benefit from the capital resources of CTI to cover any shortfall in our working capital, if any.

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
For the fiscal years ended January 31, 2013, 2012 and 2011, we derived approximately 78%, 88%, and 78% respectively, of our total revenue from customers outside of the United States. We maintain significant operations in Israel, France, the United Kingdom, India and elsewhere throughout the world. Approximately 76% of our employees and approximately 77% of our facilities were located outside the United States as of January 31, 2013. Conducting business internationally exposes us to particular risks inherent in doing business in international markets, including, but not limited to:

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
Our business in countries with a history of corruption and transactions with foreign governments, including with government owned or controlled CSPs, increase the risks associated with our international activities.
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
The Audit Committee of the CTI Board previously conducted an internal investigation of alleged improper payments made by certain of our employees and external sales agents in foreign jurisdictions in connection with the sale of certain products. CTI voluntarily disclosed the matter to the SEC and the United States Department of Justice (or the DOJ). In April 2009, the SEC advised CTI that it was investigating the matter and issued a subpoena to CTI in connection with its investigation. In April 2011, CTI entered into agreements with the DOJ and the SEC to resolve allegations that CTI and our company violated the books and records and internal controls provisions of the FCPA by inaccurately recording certain improper payments made from 2003 through 2006 by certain former employees and an external sales agent of Comverse Ltd. (a wholly-owned subsidiary of ours) or its subsidiaries, in connection with the sale of certain products in foreign jurisdictions. Under the non-prosecution agreement with the DOJ, which expired in April, 2013. CTI paid a fine of $1.2 million to the DOJ and agreed to continue to implement improvements in our and CTI's respective internal controls and anti-corruption practices and policies. Under the settlement agreement with the SEC, CTI paid approximately $1.6 million in disgorgement and pre-judgment interest and we and CTI are required under a conduct-based injunction to comply with the books and records and internal controls provisions of the FCPA.
We and CTI had implemented safeguards in an effort to eliminate improper practices by our employees, consultants, external sales agents and resellers. These safeguards, however, had proven to be ineffective in some instances. In response to the findings of the CTI Audit Committee's internal investigation, we identified a material weakness in our anti-fraud program controls, including those relating to the FCPA, and as part of its remediation our safeguards were modified. However, these modified safeguards, the implementation of these remedial measures and any future improvements may prove to be less than effective, and our employees, consultants, external sales agents or distributors may engage in the future in conduct for which we might be held responsible. Violations of the FCPA and other laws of the United States and other countries may result in significant civil and/or criminal penalties and other sanctions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, violations of these laws, including the FCPA and the U.K. Bribery Act, may harm our reputation and deter governmental agencies and other existing or potential customers from buying our products and engaging our services.
Currency exchange rates, fluctuations of currency exchange rates and limitations imposed by certain countries on the outflow of their currencies could have a material adverse effect on our results of operations.
Although partially mitigated by our hedging activities, we are impacted by currency exchange rates and fluctuations thereof in a number of ways, including the fact that:
•A significant portion of our expenses, principally salaries and related personnel expenses, are incurred in new Israeli shekels (or NIS), whereas the currency we use to report our financial results is the U.S. dollar and most of our revenue is generated in U.S. dollars. A significant strengthening of the NIS against the U.S. dollar can considerably increase the U.S. dollar value of our expenses in Israel. Should the NIS increase its strength in comparison to the U.S. dollar our results of operations will be adversely affected;

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
We have significant operations in Israel, including research and development, manufacturing, sales, and support. Approximately 43% of our employees and approximately 52% of our facilities were located in Israel as of January 31, 2013. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past did, and in the future may, lead to security and economic problems for Israel. Israel has faced, and continues to face, difficult relations with the Palestinians and the risk of terrorist violence from both Palestinians and Hezbollah. In addition, tensions between Israel and Iran have intensified over Iran's continued pursuit of nuclear capabilities. Furthermore, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, continue to experience political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect our business or operations. In addition, many of our employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our operations. Hostilities involving Israel that also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.
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
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and executive compensation disclosure. We are classified as an emerging growth company, which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, unless we elect not to take advantage of applicable JOBS Act provisions, we will not be required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We have concluded that, as of January 31, 2013, a material weakness in internal control over financial reporting existed, as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP and ineffective policies and procedures for our income tax provision.
As part of its assessment, management concluded that, as of January 31, 2013, a material weakness in internal control over financial reporting existed as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP and ineffective policies and procedures for our income tax provision. We have adopted certain remedial measures to address this weakness, but as of January 31, 2013, we have been unable to demonstrate that the remedial measures are operating effectively. Through skills enhancement and process simplification, we believe we will adequately remediate this material weakness by January 31, 2014. However, even with these measures successfully implemented, the effectiveness of any system of disclosure controls and procedures is subject to limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. Moreover, additional material weaknesses in our internal control over financial reporting may be identified in the future.
In addition, the inadequacy of internal controls creates an environment that may hinder our ability to prepare tax returns in a timely manner and may impact the amounts that we may owe taxing jurisdictions in the U.S. and non-U.S. jurisdictions. We may be subject to material penalties and interest as a result of audits from these taxing jurisdictions.
We have faced, and may continue to face, challenges in producing accurate financial statements and periodic reports as required on a timely basis.
We had a material weakness in internal control over financial reporting as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP and having ineffective policies and procedures for our income tax provision. As part of the ongoing remediation processes, significant improvements have been achieved through simplification, personnel changes and skill enhancements.  However, the process of improvement and remediation has not been completed, and we did not complete our tax provision for the fiscal year ended January 31, 2013 in time to timely file our Form 10-K by its prescribed due date.  We cannot assure you that we will not experience additional delays in filing our periodic reports in the future.
We may continue to incur significant expenses for professional fees in connection with the preparation of our periodic reports.
We have periodically engaged outside accounting consulting firms and other external consultants to assist our finance and accounting personnel in the preparation of financial statements and periodic reports and incurred significant expenses for their services. Although we expect these expenses to decline and be eliminated over time as we enhance our internal finance and accounting personnel to replace such external consultants and build these functions as an independent, publicly-traded company, we may in the near term incur significant expenses relating to professional fees in connection with the preparation of periodic reports, which may materially adversely affect our financial position and cash flows.
We agreed to indemnify CTI and its affiliates and following the completion of the Verint Merger are required to indemnify Verint against certain claims or losses that may arise in connection with the Verint Merger and the Share Distribution.
Under the Distribution Agreement we and CTI entered into in connection with the Share Distribution, we agreed to indemnify CTI and its affiliates and following the completion of the Verint Merger are required to indemnify Verint against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain obligations are uncapped. Specifically, the capped indemnification obligations include indemnifying Verint against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that were known by CTI but were not included on the net worth statement delivered at the closing of the Verint Merger. Our uncapped indemnification obligations include indemnifying Verint against liabilities relating to our business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of ours (including but not limited to the Israeli Optionholder suits discussed in note 25 to the consolidated and combined financial statements included in Item 15 of this Annual Report; any failure by us to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of our company; claims related to the Starhome Disposition; certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us. To the extent that we are required to make payments to satisfy these indemnification obligations, such payments could be significant and could have a material adverse effect on our financial condition, liquidity and results of operations.
Future changes in stock ownership could limit our use of net operating loss carryforwards.
As of January 31, 2013, we and CTI had net operating loss carryforwards of approximately $750.7 million available to offset future federal taxable income. Similarly, we and CTI had net operating loss carryforwards to offset state taxable income in varying amounts. These net operating loss carryforwards were allocated between CTI and us in accordance with applicable tax law and the Tax Disaffiliation Agreement. As a result of changes in stock ownership that may take place after the Share Distribution, there may be limitations on CTI's and our ability to use net operating loss carryforwards. Limitations on CTI's and our ability to use net operating loss carryforwards to offset future taxable income could reduce the benefit of CTI's and our net operating loss carryforwards by requiring CTI and/or us, as applicable, to pay federal and state income taxes earlier than otherwise would be required, and causing part of CTI's and/or our net operating loss carryforwards to expire without having been fully utilized. These various limitations resulting from an ownership change could have a material adverse effect on CTI's and/or our cash flow and results of operations. We cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of other limitations that may be caused by future changes in stock ownership, which will depend on various factors.
We may have significant liabilities for taxes of the CTI consolidated group for periods ending on or before the Share Distribution date, and may have an indemnity obligation to CTI for any tax on the Share Distribution.
We and our controlled domestic subsidiaries were members of CTI's consolidated group for U.S. federal income tax purposes. The Share Distribution was a taxable transaction and resulted in our deconsolidation from the CTI consolidated group. U.S. federal income tax law provides that each member of a consolidated group is jointly and severally liable for the consolidated group's entire federal income tax liability for periods when they are members of the same group. Similar principles may apply for foreign, state or local tax purposes where CTI had previously filed or may be determined to have been required to file combined, consolidated or unitary returns with us or our subsidiaries for foreign, state or local tax purposes. In addition, as part of the Share Distribution, we have entered into a Tax Disaffiliation Agreement with CTI, which sets out each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify CTI for losses and tax liabilities of the CTI consolidated group for periods (or portions thereof) ending at or before the end of the day on the Share Distribution date. Also, since the Share Distribution was a taxable transaction, CTI will be treated as if it had sold the stock of our Company in a taxable sale for its fair market value, and pursuant to the Tax Disaffiliation Agreement we are required to indemnify CTI for any tax on the Share Distribution. Since we are required to indemnify CTI under any circumstance set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities, which could have a material negative effect on our business, results of operations and cash flows.
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
•strategic moves by us or our competitors, such as acquisitions or restructurings;
•changes in the regulatory framework affecting our international operations; and
•changes in general economic or market conditions.
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
We do not currently plan to pay any dividends. We cannot assure you that we will pay any dividends in the future, continue to pay any dividends if we do commence the payment of dividends, or that if we do decide to pay dividends, what the amount of dividends will be or that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, or increases in reserves. If we do not pay dividends, the price of our common stock that you receive in the Share Distribution must appreciate for you to receive a gain on your investment in us. This appreciation may not occur.
Anti-takeover provisions in our organizational documents and Delaware law could delay or prevent a change in control.
Anti-takeover provisions of our charter, bylaws, and the Delaware General Corporation Law, or DGCL, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable and diminish the opportunity for stockholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, our charter and bylaws authorize our Board, without further stockholder approval, to issue one or more classes or series of preferred stock and fix the powers, preferences, rights, and limitations of such class or series, which could adversely affect the voting power of your shares. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our Board that could have the effect of delaying, deterring, or preventing a change in control. Further, as a Delaware corporation, we are subject to provisions of the DGCL regarding “business combinations,” which can deter attempted takeovers in certain situations. We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board to issue undesignated preferred or other capital stock and the anti-takeover provisions of the DGCL, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control of the Company not approved by our Board.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease office space and manufacturing and storage facilities for our operations worldwide. We also have leases for our various sales offices worldwide. The following table presents, as of January 31, 2013, the country location and size (expressed in square feet) of the facilities leased by us:

Total
Israel	433,843
United States	189,632
France	42,285
United Kingdom	35,087
India	25,267
Italy	16,270
Australia	10,471
Japan	9,964
Singapore	9,623
Russia	7,867
Canada(1)	7,165
Brazil	5,971
Germany	5,651
Other(2)	33,709
Total	832,805
(1) Our Canadian facilities are used by Comverse VAS and Comverse Other.
(2) All of our other facilities are used by Comverse BSS, Comverse VAS and Comverse Other.
For the fiscal year ended January 31, 2013, the aggregate base annual rent for the facilities under lease, net of sub-lease income, was approximately $17.0 million, and such leases may be subject to various pass-throughs and escalation adjustments. For more detailed information about our leases, see note 24 to the consolidated financial statements included in Item 15 of this Annual Report.
In May 2012, we entered into an agreement for the lease of a facility of approximately 271,200 square feet in Ra'anana, Israel that is intended to replace our existing office space in Tel Aviv, Israel. The term of the lease is for ten years, expected to commence in October 2014. In addition, we have the right to extend the term of the lease by up to five years. The annual base rent under the agreement is approximately $5.1 million. We expect that this facility will be used by Comverse BSS, Comverse VAS and the other operations included in Comverse Other.
In connection with the 2012 restructuring initiative, certain office space, including the offices in New York, New York, has been or will be vacated and is expected to be subleased. We will continue to evaluate our existing lease commitments and reduce or expand space as warranted.

ITEM 3.    LEGAL PROCEEDINGS
Israeli Optionholder Class Actions
CTI and certain of its former subsidiaries, including Comverse Ltd. (a subsidiary of ours), were named as defendants in four potential class action litigations in the State of Israel involving claims to recover damages incurred as a result of purported negligence or breach of contract due to previously-settled allegations regarding illegal backdating of CTI options that allegedly prevented certain current or former employees from exercising certain stock options. We intend to vigorously defend these actions.

Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI's negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties' ability to investigate and assert the unique facts, claims and defenses in these cases. On May 7, 2012, the court lifted the stay, and the plaintiffs have filed an amended complaint and motion to certify a class of plaintiffs in a single consolidated class action. The defendants responded to this amended complaint on November 11, 2012, and the plaintiffs filed a further reply on December 20, 2012. A pre-trial hearing for the case was held on December 25, 2012, during which all parties agreed to attempt to settle the dispute through mediation. On February 28, 2013, a preliminary mediation meeting was held with the mediator, during which the mediator met with all parties together and with the defendants separately. The mediation process is currently ongoing.
Separately, on July 13, 2012, plaintiffs filed a motion seeking an order that CTI hold back $150 million in assets as a reserve to satisfy any potential damage awards that may be awarded in this case, but did not seek to enjoin the Share Distribution. We do not believe that the motion has merit. On July 25, 2012, the court indicated that it will not rule on the motion until after it rules on plaintiffs' motion to certify a class of plaintiffs. On August 16, 2012, plaintiffs filed a motion for leave to appeal the court's order to the Israeli Supreme Court and on November 11, 2012, CTI responded to plaintiff's motion. The parties are awaiting a decision.
Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both sought to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. These cases have been consolidated with the Tel Aviv District Court cases discussed above.
Additional cases have been filed by individual plaintiffs similarly seeking to recover damages up to an aggregate of $3.6 million allegedly incurred as a result of the inability to exercise certain stock options. The cases generally allege the same causes of actions alleged in the potential class action discussed above.
On February 4, 2013, Verint and CTI completed the Verint Merger. As a result of the Verint Merger, Verint assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the actions discussed above. However, under the terms of the Distribution Agreement between CTI and us relating to the Share Distribution, Verint, as successor to CTI, is entitled to indemnification from us for any losses it suffers in its capacity as successor-in-interest to CTI in connection with these actions.
Other Legal Proceedings
From time to time, we and our subsidiaries are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we or our subsidiaries are currently party to any pending legal action not described herein or disclosed in our consolidated and combined financial statements that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASEES OF EQUITY SECURITIES
Listing on the NASDAQ Global Market
The following table sets forth the high and low intra-day sales prices of our common stock, as reported by NASDAQ for the period of October 24, 2012 through January 31, 2013:

Fiscal Year	Fiscal Quarter	Low	High
2012	11/1/2012 –1/31/2013	$26.25	$31.50
	10/24/2012 –10/31/2012	$28.00	$30.65
As of May 1, 2013, the latest practicable date, the last reported sale price of our common stock was $26.81 per share and there were approximately 3,653 holders of record of our common stock. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners.
Dividend Policy
We have not declared or paid any cash dividends on our equity securities and currently do not expect to pay any cash dividends in the near future. Any future determination as to the declaration and payment of dividends will be made by our Board of Directors, in its discretion, and will depend upon our earnings, financial condition, capital requirements and other relevant factors.
Securities Authorized for Issuance Under Equity Compensation Plans
For a discussion related to securities authorized for issuance under equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”
Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
In the fourth quarter of the fiscal year ended January 31, 2013, we purchased an aggregate of 1,142 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by us are deposited in Comverse's treasury. We do not have a specific repurchase plan or program. The following table provides information regarding our purchases of our common stock in respect of each month during the fourth quarter of the fiscal year ended January 31, 2013 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
November 1, 2012 – November 30, 2012	—	$—	—	—
December 1, 2012 – December 31, 2012	663	$28.86	—	—
January 1, 2013 – January 31, 2013	479	$29.66	—	—
Total	1,142	$29.20	—	—

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data as of and for the fiscal years ended January 31, 2013, 2012, 2011, 2010 and 2009. The selected consolidated and combined financial data as of January 31, 2013 and 2012 and for the fiscal years ended January 31, 2013, 2012 and 2011 were derived from the consolidated and combined financial statements included in Item 15 of this Annual Report. The selected combined financial data as of January 31, 2011 and for the fiscal year ended January 31, 2010 were derived from audited combined financial statements that are not included in this Annual Report. The selected combined financial data as of January 31, 2010 and 2009 and for the fiscal year ended January 31, 2009 were derived from our unaudited combined financial statements which are not included in this Annual Report.
Our historical financial statements combine, on the basis of common control, the results of operations and financial position of Comverse, Inc. and its subsidiaries with Starhome and Exalink Ltd. CTI's interest in Starhome (66.5% of the outstanding share capital) and a CTI wholly-owned subsidiary, Exalink Ltd. were contributed to us on September 19, 2012 and October 31, 2012, respectively. As a result of the Starhome Disposition on October 19, 2012, the results of operations of Starhome, including the gain on sale of Starhome, are included in discontinued operations, less applicable income taxes, as a separate component of net loss in our combined statements of operations for all periods presented and the assets and liabilities of Starhome are included as separate components in our combined balance sheets as of January 31, 2012, 2011, 2010 and 2009. See note 1 to the consolidated and combined financial statements included in Item 15 of this Annual Report. Our financial information reflects historical results and may not be indicative of our future performance.
The comparability of the selected consolidated and combined financial data as of the fiscal years ended January 31, 2013, 2012, 2011, 2010 and 2009 has been materially affected primarily by significant compliance-related professional fees and compliance-related compensation and other expenses recorded for the fiscal years ended January 2012, 2011, 2010 and 2009 in connection with the investigations conducted by a Special Committee of the CTI Board and remediation of material weaknesses, evaluations of our revenue recognition practices and the preparation of our financial information as part of CTI's efforts to become current in periodic reporting obligations under the federal securities laws, the impairment of goodwill and intangible assets in each of the fiscal years ended January 31, 2013, 2009 and 2008, and our adoption of accounting guidance relating to revenue recognition effective for fiscal periods commencing February 1, 2011. The selected consolidated and combined financial data presented should be read together with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and the related notes included in Item 15 of this Annual Report.

	Fiscal Years Ended January 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue (1)	$677,763	$771,157	$862,836	$794,787	$920,605
(Loss) income from operations(2)(3)	(2,192)	11,442	(59,776)	(214,216)	(160,243)
Net loss from continuing operations	(20,294)	(20,648)	(92,741)	(221,970)	(254,489)
Income (loss) from discontinued operations, net of tax	26,542	7,761	2,826	3,049	(4,977)
Net Income (loss)	6,248	(12,887)	(89,915)	(218,921)	(259,466)
Less: Net income attributable to noncontrolling interest	(1,167)	(2,574)	(1,030)	(1,071)	—
Net income (loss) attributable to Comverse, Inc.	5,081	(15,461)	(90,945)	(219,992)	(259,466)
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic and Diluted earnings (loss) per share(4)
Continuing operations	$(0.93)	$(0.94)	$(4.23)	$(10.12)	$(11.61)
Discontinued operations	1.16	0.23	0.08	0.09	(0.23)
Basic and Diluted earnings (loss) per share	$0.23	$(0.71)	$(4.15)	$(10.03)	$(11.84)

	As of January 31,
	2013(5)	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Total assets(6)	$857,790	$902,947	$1,048,446	$1,313,717	$1,538,005
Indebtedness, including current maturities (7)	—	8,536	13,019	—	—

(1)
Total revenue for the fiscal year ended January 31, 2012 includes an additional $48.9 million of revenue recognized as a result of the adoption of revenue recognition guidance issued by the Financial Accounting Standards Board (or the FASB) and effective for us for fiscal periods commencing February 1, 2011. See “Management's Discussion and

Analysis of Financial Condition and Results of Operations-Executive Summary-Adoption of New Revenue Recognition Guidance.”

(2)
For the fiscal years ended January 31, 2013, 2012, 2011, 2010, and 2009, we recorded compliance-related professional fees of $0.2 million, $10.9 million, $82.1 million, $113.3 million, and $32.3 million, respectively.

(3)
For the fiscal years ended January 31, 2013, 2012, 2011, 2010, and 2009, we recorded compliance-related compensation and other expenses of $2.1 million, $6.7 million, $4.5 million, $10.7 million, and $11.9 million, respectively.

(4)
The computation of basic and diluted earnings (loss) per share for fiscal years ended January 31, 2012, 2011, 2010 and 2009 is calculated using the number of shares of our common stock outstanding on October 31, 2012, the completion date of the Share Distribution.

(5)	Excludes the balance sheet of Starhome which was sold on October 19, 2012.

(6)	We have not declared any dividends during the fiscal years presented.

(7)
Includes borrowings outstanding under (i) a line of credit of $6.0 million as of January 31, 2011 and (ii) notes payable to CTI of $8.5 million and $7.0 million as of January 31, 2012 and 2011, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with Item 1, “Business,” Item 6, “Selected Financial Data,” and the consolidated and combined financial statements and related notes included in Item 15 of this Annual Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. See “Forward-Looking Statements” on page i of this Annual Report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report. Percentages and amounts within this section may not calculate due to rounding differences.
EXECUTIVE SUMMARY
Overview
We are a leading provider of telecom business enablement solutions for communication service providers (or CSPs) through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. We provide converged, prepaid and postpaid billing and active customer management systems (or BSS) for wireless, wireline and cable CSPs, delivering a value proposition designed to enable an effective service monetization, a consistent customer experience, reduced complexity and cost, and real-time choice and control.

•
Digital and Value Added Services. We enable both network-based Value Added Services (or VAS) comprised of Voice and Messaging (that include voicemail, visual voicemail, call completion, short messaging service (or SMS), multimedia picture and video messaging (or MMS), and digital Internet Protocol (or IP) based rich communication services.

•
Data Management and Monetization Solutions. We provide CSPs with the ability to better manage their data networks and better monetize their data network investment through our solutions' Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Professional and Managed Services. We offer a portfolio of services related to our solutions following the completion of the delivery of the project to the customer (referred to as post-go-live), such as system care, expert services and managed services.

Our reportable segments are:

•	Comverse BSS—comprised of Comverse’s BSS operating segment; and

•	Comverse VAS—comprised of Comverse’s VAS operating segment.
The results of operations of all of our other operations, including the Comverse Mobile Internet (or Comverse MI) operating segment, our Netcentrex operations (or Netcentrex), our global corporate functions that support our business units and Exalink Ltd., are included in the column captioned “Comverse Other” as part of our business segment presentation. For additional information see note 21 to the consolidated and combined financial statements included in

Item 15 of this Annual Report. Starhome’s results of operations are included in discontinued operations and therefore not presented in segment information.
Significant Events During the fiscal year ended January 31, 2013 and subsequent thereto, the following additional significant events occurred:
Appointment of Comverse President and Chief Executive Officer. Effective May 21, 2012, Philippe Tartavull was appointed as our President, Chief Executive Officer and Director, replacing Mr. Burdick.
Settlement Agreement with Cadian Capital. On May 30, 2012, CTI's Board of Directors entered into a letter agreement (referred to as Letter Agreement) with Cadian Capital Management, LLC (or Cadian Capital) and certain of its affiliates (referred to collectively as the Cadian Group) with respect to Cadian Group's solicitation for the election of CTI director nominees at CTI's Annual Meeting of Shareholders that was held on June 28, 2012 (referred to as the CTI AGM) pursuant to the proxy statement filed with the SEC on March 28, 2012.
Pursuant to the terms and conditions of the Letter Agreement, the Cadian Group immediately abandoned its solicitation for the election of its or any other person's nominees as directors of CTI other than those nominees proposed by CTI in connection with the CTI AGM and agreed to vote all securities of CTI over which it has beneficial ownership in favor of the slate of directors named in CTI's proxy statement filed in connection with the CTI AGM and in favor of the Share Distribution. In addition, the parties agreed that, immediately prior to the Share Distribution, CTI would cause our Board to be comprised of seven directors, consisting of our chief executive officer, three directors designated by CTI (which were Mark Terrell, Susan Bowick and Henry Nothhaft) and three directors designated by Cadian Capital (which were James Budge, Stephen Andrews and Doron Inbar). On January 2, 2013, Mr. Andrews resigned from our Board. Mr. Andrews advised us that his resignation was prompted by the expansion of his consulting practice.
Appointment of Chief Financial Officer. Effective July 24, 2012, Thomas B. Sabol was appointed as Comverse's Senior Vice President and Chief Financial Officer, replacing Mr. Legon.
Separation of Chief Operating Officer. On August 5, 2012, Comverse Ltd. and Oded Golan, our former Senior Vice President and Chief Operating Officer, entered into a separation agreement in which they mutually agreed upon the terms of transition and separation of employment of Mr. Golan. Pursuant to the separation agreement, Mr. Golan continued to serve in his current capacity through January 31, 2013, at which time he resigned from his position.
The Share Distribution. On October 31, 2012, CTI completed the spin-off of our company as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of our outstanding common shares to CTI's shareholders (referred to as the Share Distribution). Following the Share Distribution, CTI no longer holds any of our outstanding capital stock, and we are an independent publicly-traded company.
Following the Share Distribution, we and CTI operate independently, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between CTI and us after the Share Distribution and to provide mechanisms for an orderly transition, we and CTI entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and we and CTI agreed to indemnify each other against certain liabilities that may arise from our respective businesses and the services that are provided under such agreements. Following the completion of CTI's merger with Verint discussed below, these obligations continue to apply between us and Verint. For more information, see note 3 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
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
Merger of Verint and CTI. On August 12, 2012, CTI entered into an agreement and plan of merger (referred to as the Verint Merger Agreement) with Verint providing for the merger of CTI with and into a subsidiary of Verint and become a wholly-owned subsidiary of Verint (referred to as the Verint Merger). The Verint Merger was completed on February 4, 2013.
Under the Share Distribution Agreement we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at

$25.0 million and certain are uncapped. CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us. The escrow funds cannot be used for claims related to the Israeli Optionholder suit. We also assume all pre-Share Distribution tax obligations of each of us and CTI. For more information, see note 3 to our consolidated and combined financial statements included in Item 15 of this Annual Report. Contribution and Sale of Starhome. On August 1, 2012, CTI, certain Starhome shareholders and Starhome entered into a Share Purchase Agreement (or the Starhome Share Purchase Agreement) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (referred to collectively, as Fortissimo) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (or the Starhome Disposition). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to us its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. We received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of January 31, 2013, such claims have not exceeded the $1.0 million threshold.
As a result of the Starhome Disposition, the results of operations of Starhome, including the gain on sale of Starhome, net of tax, are included in discontinued operations, less applicable income taxes, as separate components of net income (loss) in our consolidated and combined statements of operations for all periods presented. The assets and liabilities of Starhome are included in discontinued operations as a separate component of our combined balance sheet as of January 31, 2012. See note 17 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Liquidity Forecast During the fiscal year ended January 31, 2013, we had positive cash flows from continuing operations of $28.2 million, including a tax refund from the State of Israel of approximately $24.8 million (referred to as the Israel tax refund). We continue our efforts to aggressively market our solutions and services, improve profitability and cash collections and implement cost reduction measures. We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition—Liquidity Forecast.”

Consolidated and Combined Financial Highlights
The following table presents certain financial highlights for the fiscal years ended January 31, 2013, 2012 and 2011, including Comverse performance and Comverse performance margin (reflecting Comverse performance as a percentage of revenue), non-GAAP financial measures, for our company on a consolidated and combined basis:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(Dollars in thousands)
Total revenue	$677,763	$771,157	862,836
Gross margin	36.3%	39.2%	45.1%
Loss (income) from operations	(2,192)	11,442	(59,776)
Operating margin	(0.3)%	1.5%	(6.9)%
Net loss from continuing operations	(20,294)	(20,648)	(92,741)
Income from discontinued operations, net of tax	26,542	7,761	2,826
Net income (loss)	6,248	(12,887)	(89,915)
Less: Net income attributable to noncontrolling interest	(1,167)	(2,574)	(1,030)
Net income (loss) attributable to Comverse, Inc.	5,081	(15,461)	(90,945)
Net cash provided by (used in) operating activities - continuing operations	28,190	(13,361)	(107,394)
Non-GAAP Financial Measures
Comverse performance	35,415	73,845	74,007
Comverse performance margin	5.2%	9.6%	8.6%
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

The following table provides a reconciliation of income (loss) from operations to Comverse performance for the fiscal years ended January 31, 2013, 2012, and 2011:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(Dollars in thousands)
(Loss) income from operations	$(2,192)	$11,442	$(59,776)
Expense Adjustments:
Stock-based compensation expense	7,517	3,660	2,439
Amortization of acquisition-related intangibles	14,124	17,308	18,505
Compliance-related professional fees	245	10,901	82,136
Compliance-related compensation and other expenses	2,098	6,719	4,542
Spin-off professional fees	933	—	—
Impairment of goodwill	5,605	—	—
Impairment of property and equipment	404	2,331	—
Litigation settlements and related costs	(660)	804	—
Restructuring charges	5,905	20,728	29,934
Gain on sale of fixed assets	(185)	—	(2,371)
Other	1,621	(48)	(1,402)
Total expense adjustments	37,607	62,403	133,783
Comverse performance	$35,415	$73,845	$74,007

Operating margin	(0.3)%	1.5%	(6.9)%
Total expense adjustments margin	5.5%	8.1%	15.5%
Comverse performance margin	5.2%	9.6%	8.6%
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) spin-off professional fees; (vi) impairment of goodwill; (vii) impairment of property and equipment; (viii) litigation settlements and related costs; (ix) restructuring charges; and (x) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s efforts to (a) complete certain financial statements and audits of such financial statements, (b) become current in periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting. For additional information on how we apply segment performance to evaluate the operating results of our segments for the fiscal years ended January 31, 2013, 2012 and 2011, see note 21 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
In evaluating each segment’s performance, management uses segment revenue, which consists of revenue generated by the segment. Certain segment performance adjustments relate to expenses included in the calculation of income (loss) from operations, while, from time to time, certain segment performance adjustments may be presented as adjustments to revenue. We had no segment performance adjustments to revenue for the fiscal years ended January 31, 2013, 2012 and 2011.

Segment Financial Highlights
The following table presents, for the fiscal years ended January 31, 2013, 2012 and 2011, segment revenue, gross margin, income (loss) from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and Comverse Other:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(Dollars in thousands)
SEGMENT RESULTS
Comverse BSS
Segment revenue	$273,535	$365,008	$340,502
Gross margin	32.9%	45.3%	43.5%
Income from operations	36,704	77,095	56,354
Operating margin	13.4%	21.1%	16.6%
Segment performance	51,508	96,776	76,416
Segment performance margin	18.8%	26.5%	22.4%
Comverse VAS
Segment revenue	$362,434	$356,413	$460,899
Gross margin	46.9%	45.3%	56.7%
Income from operations	128,679	123,936	175,327
Operating margin	35.5%	34.8%	38.0%
Segment performance	129,595	125,963	175,657
Segment performance margin	35.8%	35.3%	38.1%
Comverse Other
Segment revenue	$41,794	$49,736	$61,435
Gross margin	(33.2)%	(48.7)%	(33.2)%
Loss from operations	(167,575)	(189,589)	(291,457)
Operating margin	(401.0)%	(381.2)%	(474.4)%
Segment performance	(145,688)	(148,894)	(178,066)
Segment performance margin	(348.6)%	(299.4)%	(289.8)%
For a discussion of the results of our segments, see “—Results of Operations,” and note 21 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Business Trends and Uncertainties
For the fiscal year ended January 31, 2013 compared to the fiscal year ended January 31, 2012, we experienced decreases in revenue, which were partially offset by decreases in costs and operating expenses, resulting in a change to loss from operations for the fiscal year ended January 31, 2013 compared to income from operations for the fiscal year ended January 31, 2012. Comverse performance for the fiscal year ended January 31, 2013 decreased compared to the fiscal year ended January 31, 2012. For more information, see note 21 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
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

During the fiscal year ended January 31, 2013, our cash and cash equivalents and restricted cash were favorably impacted primarily by CTI's cash contribution in connection with the Share Distribution, cash proceeds from the Starhome Disposition, the Israel tax refund and a decline in costs, operating expenses and disbursements, partially offset by a decrease in cash collections, that resulted in positive operating cash flow in the fiscal year ended January 31, 2013. The decrease in cash collections was primarily attributable to reduced customer order activity in recent years, the adverse impact of the timing of acceptances in certain projects and the timing of completion of project milestones.
Our costs, operating expenses and disbursements decreased during the fiscal year ended January 31, 2013 primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows. These cost reductions were partially offset by, among other factors, the increasing complexity of project deployment which resulted in higher product delivery costs. In addition, following the Share Distribution we incur expenses in connection with financial reporting and compliance with the federal securities laws certain of which were previously borne by CTI, our former parent company.
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
We intend to implement these initiatives during the fiscal year ending January 31, 2014 and expect that some of these initiatives will continue to be implemented during the fiscal year ending January 31, 2015. In addition, for the fiscal year ending January 31, 2014, we plan to make investments relating to upgrades of systems and tools that we believe will increase operational efficiency and result in significant cost reductions in future fiscal periods. As a result of these initiatives, we expect that selling, general and administrative expenses will decline as a percentage of revenue in future fiscal periods.
Our principal business activities are reported through the following segments:

•
Comverse BSS, which conducts our converged, prepaid and postpaid billing and active customer management systems business and includes groups engaged in product management, professional services, research and development and product sales support; and

•
Comverse VAS, which conducts our digital and value-added services business and includes groups engaged in VAS delivery, Rich Communication, Voice and Messaging product research and development and product sales support.

Comverse BSS
In the fiscal year ended January 31, 2013, customer orders for BSS customer solutions decreased compared to the fiscal year ended January 31, 2012. We believe that BSS customer solutions order activity was impacted by deferral by customers of significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution partially due to the uncertainty in economic conditions. In addition, customers are more closely monitoring their operating expenses. We believe a portion of the decline was also attributable to the maturation of certain markets that historically accounted for a significant portion of our BSS growth.
Revenue from BSS customer solutions for the fiscal year ended January 31, 2013 decreased significantly compared to the fiscal year ended January 31, 2012. The decrease in revenue from Comverse BSS customer solutions was primarily attributable to material modifications of contracts that allowed the recognition of additional revenue during the fiscal year ended January 31, 2012, decreases in revenue from customer acceptances and changes in scope and settlements of certain customer contracts during the fiscal year ended January 31, 2013. Revenue from Comverse BSS customer solutions continued to be adversely affected by (i) the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones, delaying receipt of customer acceptance and (ii) lower volume of BSS projects in the current fiscal periods resulting from reduced customer order activity in recent years. In addition, as we focus our efforts to further industrialize our BSS offerings to offer a stronger pre-packaged solution that improves ease of use and faster deployment times, near-term bookings may be impacted. Comverse BSS maintenance revenue for the fiscal year ended January 31, 2013 decreased compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to (i) timing of entering into renewals of maintenance contracts with customers (ii) decreased collections from customers for whom revenue is recognized upon collection and (iii) maintenance contracts that were terminated in the current year. For a more detailed discussion relating to revenue from Comverse BSS customer solutions, see “Results of Operations-Segment Results-Comverse BSS-Revenue.”
We have a leading industry position in the BSS converged billing market and believe that we are well positioned to leverage our leading market position and our BSS solution offering to take advantage of the growth in the emerging converged BSS market. As part of our strategy, Comverse BSS is continuing its efforts to expand its presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors' offerings, including faster time to market and lower total cost of ownership. Comverse BSS continues to offer its existing prepaid and postpaid customer base upgrades to its Comverse ONE converged billing solution, which we believe better addresses the enhanced business needs of CSPs. In addition, Comverse BSS continues to aggressively pursue opportunities to market its BSS solutions, primarily Comverse ONE, to new customers as part of its efforts to increase its customer base. As a result, Comverse BSS is experiencing a shift in product mix as the portion of sales of its advanced Comverse ONE converged billing solution continues to increase and the portion of sales of its traditional stand-alone prepaid and postpaid BSS solutions continues to decrease. In addition, to maintain its market leadership in BSS convergence and monetization of new business models, Comverse BSS continues to expend significant resources on research and development to further enhance Comverse ONE and its advanced monetization capabilities, including support for new business models such as machine to machine and cloud services.
CSPs are experiencing growth in global wireless subscriptions and traffic and a rapid growth in the use of advanced services, such as data services and Internet browsing. In response to these market trends, CSPs require enhanced BSS system functionality to accommodate their business needs. As a result, Comverse BSS is facing increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance which are generally required for revenue recognition and receipt of payment. To address these challenges, Comverse BSS continues its efforts to improve its delivery and implementation capabilities to reduce costs and expenses. In addition, Comverse BSS continues to focus on increasing its revenue and improving its margins by broadening its customer solution and service offerings to existing and new customers.
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
Comverse VAS
Customer orders for Comverse VAS customer solutions for the fiscal year ended January 31, 2013 decreased significantly compared to the fiscal year ended January 31, 2012. This decrease is attributable to a decline in customer order activity related to Comverse VAS' traditional solutions, such as voicemail and SMS text messaging, which was not fully offset by customer orders for Comverse VAS' advanced offerings.
Revenue from Comverse VAS customer solutions for the fiscal year ended January 31, 2013 increased compared to the fiscal year ended January 31, 2012 primarily resulting from an increase in revenue recognized upon cash collection due to increased collections from certain customers and a number of customer acceptances in large-scale deployments of next generation voicemail products (including visual voicemail) during the fiscal year ended January 31,

2013, partially offset by a decrease in timing of completion of project milestones and settlements. Comverse VAS maintenance revenue for the fiscal year ended January 31, 2013 decreased primarily due to the timing of entering into renewals of maintenance contracts, termination of maintenance contracts and a decrease in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to a decline in new installed base value. For a more detailed discussion relating to revenue from Comverse VAS customer solutions, see “Results of Operations-Segment Results-Comverse VAS-Revenue.”
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
Share Distribution
In connection with the Share Distribution, we entered into the Distribution Agreement with CTI pursuant to which, among other things, we agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. To the extent that we are required to make payments to satisfy these indemnification obligations, our liquidity could be impacted. See Item 1A, “Risk Factors” Risks Relating to our Operation as an Independent, Publicly-Traded Company - "We agreed to indemnify CTI and its affiliates and following the completion of the Verint Merger are required to indemnify Verint against certain claims or losses that may arise in connection with the Verint Merger and the Share Distribution."

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

Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012
Consolidated and Combined Results

	Fiscal Years Ended January 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$677,763	$771,157	$(93,394)	(12.1)%
Costs and expenses
Cost of revenue	431,644	468,867	(37,223)	(7.9)%
Research and development, net	76,461	94,238	(17,777)	(18.9)%
Selling, general and administrative	160,340	175,882	(15,542)	(8.8)%
Other operating expenses	11,510	20,728	(9,218)	(44.5)%
Total costs and expenses	679,955	759,715	(79,760)	(10.5)%
(Loss) income from operations	(2,192)	11,442	(13,634)	(119.2)%
Interest income	829	1,755	(926)	(52.8)%
Interest expense	(901)	(953)	52	(5.5)%
Interest expense on notes payable to CTI	(455)	(409)	(46)	11.2%
Other income (expense), net	(4,049)	(7,192)	3,143	(43.7)%
Income tax provision	(13,526)	(25,291)	11,765	(46.5)%
Net loss from continuing operations	(20,294)	(20,648)	354	(1.7)%
Income from discontinued operations, net of tax	26,542	7,761	18,781	242.0%
Net income (loss)	6,248	(12,887)	19,135	(148.5)%
Less: Net income attributable to noncontrolling interest	(1,167)	(2,574)	1,407	(54.7)%
Net income (loss) attributable to Comverse, Inc.	$5,081	$(15,461)	$20,542	(132.9)%
Net income (loss) attributable to Comverse, Inc.:
Net loss from continuing operations	$(20,294)	$(20,648)	$354
Income from discontinued operations, net of tax	25,375	5,187	20,188
Net income (loss) attributable to Comverse, Inc.	$5,081	$(15,461)	$20,542
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted earnings (loss) per share(1)
Continuing operations	$(0.93)	$(0.94)	$0.01
Discontinued operations	$1.16	$0.23	$0.93

(1) The computation of basic and diluted earnings (loss) per share for the fiscal year ended January 31, 2012 is calculated using the number of shares of outstanding common stock on October 31, 2012, the completion date of the Share Distribution. See note 18 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
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
Revenue from customer solutions was $401.0 million for the fiscal year ended January 31, 2013, a decrease of $47.8 million, or 10.7%, compared to the fiscal year ended January 31, 2012. The decrease was attributable to a decline of $69.4 million and $6.6 million in customer solutions revenue at the Comverse BSS segment and Comverse Other, respectively, partially offset by an increase of $28.3 million at the Comverse VAS segment. Revenue recognized using the percentage-of-completion method was $144.4 million and $182.0 million for the fiscal years ended January 31, 2013 and 2012, respectively, and comprised approximately 21% and 24% of total revenue for such periods, respectively.
Maintenance revenue was $276.8 million for the fiscal year ended January 31, 2013, a decrease of $45.6 million, or 14.1%, compared to the fiscal year ended January 31, 2012. This decrease was primarily attributable to declines of

$22.1 million and $22.3 million and $1.3 million in maintenance revenue at the Comverse BSS and Comverse VAS segments, respectively.
Revenue by Geographic Region
Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 35%, 37%, and 28% of our revenue, respectively, for the fiscal year ended January 31, 2013 compared to approximately 25%, 50%, and 25% of our revenue, respectively, for the fiscal year ended January 31, 2012.
Foreign Currency Impact on Revenue
Our functional currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the fiscal year ended January 31, 2013 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the British pound, euro and Japanese yen. For the fiscal year ended January 31, 2013, fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business unfavorably impacted revenue by $8.2 million compared to the fiscal year ended January 31, 2012, primarily due to a $6.9 million unfavorable impact of the Euro.
Foreign Currency Impact on Costs
A significant portion of our expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of our expenses in Israel. In order to mitigate this risk we enter into foreign currency forward contracts to hedge foreign currency exchange rate fluctuations.
For the fiscal year ended January 31, 2013, fluctuations in the U.S. dollar relative to all foreign currencies in which we conducted business favorably impacted costs by $9.3 million compared to the fiscal year ended January 31, 2012, primarily due to a weakening of the NIS against the U.S. dollar, net of hedging activity, resulting in a $4.6 million favorable impact.
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
Cost of revenue was $431.6 million for the fiscal year ended January 31, 2013, a decrease of $37.2 million, or 7.9%, compared to the fiscal year ended January 31, 2012. The decrease was attributable to declines in costs of $18.3 million, $16.2 million, and $2.7 million at Comverse Other, Comverse BSS and Comverse VAS segments, respectively, for the fiscal year ended January 31, 2013 compared to the fiscal year ended January 31, 2012.
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
Research and development expenses, net were $76.5 million for the fiscal year ended January 31, 2013, a decrease of $17.8 million, or 18.9%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to a decline of $26.6 million and $0.2 million at the Comverse BSS segment and Comverse Other, respectively, partially offset by an increase of $9.1 million at the Comverse VAS segment.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.
Selling, general and administrative expenses were $160.3 million for the fiscal year ended January 31, 2013, a decrease of $15.5 million, or 8.8%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to declines of $8.2 million, $5.1 million and $2.2 million at the Comverse BSS segment, Comverse VAS segment and Comverse Other, respectively.

Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the fiscal periods presented primarily consist of restructuring charges and impairments of intangible assets.
Other operating expenses were $11.5 million for the fiscal year ended January 31, 2013, a decrease of $9.2 million, or 44.5% compared to the fiscal year ended January 31, 2012. The decrease was attributable to a decline at Comverse Other.
(Loss) Income from Operations
Loss from operations was $2.2 million for the fiscal year ended January 31, 2013, a change of $13.6 million compared to income from operations of $11.4 million for the fiscal year ended January 31, 2012. The decrease was primarily attributable to a decrease in income from operations of $40.4 million at the Comverse BSS segment, offset by a decrease in loss from operations of $22.0 million at Comverse Other and an increase in income from operations of $4.7 million at the Comverse VAS segment.
Interest Income
Interest income was $0.8 million for the fiscal year ended January 31, 2013, a decrease of 52.8%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to a decrease in interest rates.
Interest Expense
Interest expense was $0.9 million for the fiscal year ended January 31, 2013, a decrease of $0.1 million, or 5.5%, compared to the fiscal year ended January 31, 2012.
Interest Expense on Notes Payable to CTI
Interest expense on notes payable to CTI consists of interest expense that payable by us to CTI prior to the Share Distribution under a promissory note dated January 11, 2011 and a revolving loan agreement dated May 9, 2012 (referred to as the loan agreement).
Interest expense on notes payable to CTI was $0.5 million and $0.4 million for the fiscal years ended January 31, 2013 and 2012, respectively. For more information about this note and the loan agreement, see note 11 of the consolidated and combined financial statements included in Item 15 of this Annual Report.
Income Tax Provision
Income tax provision from continuing operations was $13.5 million for the fiscal year ended January 31, 2013, representing an effective tax rate of (199.9)%, compared to income tax provision from continuing operations of $25.3 million, representing an effective tax rate of 544.7% for the fiscal year ended January 31, 2012. During the fiscal year ended January 31, 2013 the effective tax rate was less than the U.S. federal statutory rate of 35%. During the fiscal year ended January 31, 2013, the effective tax rate was negative and during the fiscal year ended January 31, 2012, the effective tax rate was higher than the U.S federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction and because we did not record an income tax benefit on losses in certain jurisdictions in which we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax provision from continuing operations for the period is comprised primarily of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the fiscal years ended January 31, 2013 and 2012.
The change in our effective tax rate for the fiscal year ended January 31, 2013, compared to the fiscal year ended January 31, 2012 was primarily attributable to the receipt of interest income on an Israeli tax refund of $6.5 million and changes in the relative mix of income and losses across various jurisdictions.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations represents the results of operations of Starhome, including the gain on sale of Starhome, net of tax.
Income from discontinued operations, net of tax, was $26.5 million for the fiscal year ended January 31, 2013, compared to $7.8 million for the fiscal year ended January 31, 2012. The increase was primarily attributable to $22.6 million gain on sale of Starhome recorded during the fiscal year ended January 31, 2013. See note 17 of the consolidated and combined financial statements included in Item 15 of this Annual Report.

Net Income (Loss)
Net income was $6.2 million for the fiscal year ended January 31, 2013, a change of $19.1 million compared to a net loss of $12.9 million for the fiscal year ended January 31, 2012 due primarily to the reasons discussed above.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $1.2 million for the fiscal year ended January 31, 2013, a decrease of $1.4 million, or 54.7%, compared to the fiscal year ended January 31, 2012. The decrease was attributable to a decrease in Starhome's net income for the fiscal year ended January 31, 2013 compared to the fiscal year ended January 31, 2012.
Segment Results
Comverse BSS

	Fiscal Years Ended January 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$273,535	$365,008	$(91,473)	(25.1)%
Costs and expenses:
Cost of revenue	183,590	199,811	(16,221)	(8.1)%
Research and development, net	33,833	60,473	(26,640)	(44.1)%
Selling, general and administrative	19,408	27,629	(8,221)	(29.8)%
Other operating expenses	—	—	—	N/M
Total costs and expenses	236,831	287,913	(51,082)	(17.7)%
Income from operations	$36,704	$77,095	$(40,391)	(52.4)%
Computation of segment performance:
Segment revenue	$273,535	$365,008	$(91,473)	(25.1)%
Total costs and expenses	$236,831	$287,913	$(51,082)	(17.7)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	14,124	17,308	(3,184)	(18.4)%
Compliance-related compensation and other expenses	678	2,203	(1,525)	(69.2)%
Impairment of property plan and equipment	2	170	(168)	(98.8)%
Restructuring and integration charges	—	—	—	N/M
Segment expense adjustments	14,804	19,681	(4,877)	(24.8)%
Segment expenses	222,027	268,232	(46,205)	(17.2)%
Segment performance	$51,508	$96,776	$(45,268)	(46.8)%
Revenue
Fiscal Year Ended January 31, 2013 compared to Fiscal Year Ended January 31, 2012. Revenue from Comverse BSS customer solutions was $140.6 million for the fiscal year ended January 31, 2013, a decrease of $69.4 million, or 33.1%, compared to the fiscal year ended January 31, 2012. The decrease in revenue for the current fiscal year compared to the prior fiscal year was partially attributable to a $29.8 million decrease in revenue recognized from material modifications of certain existing contracts as a result of the adoption of the new accounting guidance during the fiscal year ended January 31, 2012. The remaining decrease in revenue from Comverse BSS customer solutions was primarily attributable to changes in scope and settlements of certain customer contracts. Revenue from Comverse BSS customer solutions continued to be adversely affected by (i) the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance and (ii) lower volume of BSS projects in the current fiscal year resulting from lower customer order activity in recent years.
Comverse BSS maintenance revenue was $133.0 million for the fiscal year ended January 31, 2013, a decrease of $22.1 million, or 14.2%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to (i) timing of entering into renewals of maintenance contracts with customers, (ii) decreased collections from customers for whom revenue is recognized upon collection and (iii) maintenance contracts that were terminated in the current year.

Revenue by Geographic Region
Revenue in the Americas, Europe, Middle East and Africa (or EMEA) and Asia Pacific (or APAC) represented approximately 21%, 50% and 29% of Comverse BSS's revenue, respectively, for the fiscal year ended January 31, 2013 compared to approximately 19%, 53% and 28% of Comverse BSS's revenue, respectively, for the fiscal year ended January 31, 2012.
Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse BSS's revenue from its European customers declined during the fiscal year ended January 31, 2013 compared to the fiscal year ended January 31, 2012. The decrease in total revenue for Comverse BSS in APAC was primarily attributable to a decrease in revenue recognized due to changes in scope and settlements of certain customer contracts as well as a decrease in collections from customers for whom revenue is recognized upon collection.
Foreign Currency Impact on Revenue
For the fiscal year ended January 31, 2013, fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business compared to the fiscal year ended January 31, 2012 unfavorably impacted revenue by $6.5 million.
Cost of Revenue
Cost of revenue was $183.6 million for the fiscal year ended January 31, 2013, a decrease of $16.2 million, or 8.1%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to:

•	a $15.5 million decrease in material costs and overhead due to decreased revenue;

•
a $10.8 million decrease in personnel-related costs principally due to progress of projects accounted for under the percentage of completion method offset by a $6.5 million increase in allocation of research and development personnel to specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net; and

•	a $2.8 million decrease in amortization of intangible assets due to certain intangible assets becoming fully amortized in the current year.
These decreases were partially offset by a $9.7 million increase in sub-contractor costs to complete certain projects.
The change in profit estimate of a Comverse BSS contract accounted for under the percentage of completion method negatively impacted income from operations by $14.8 million during the fiscal year ended January 31, 2013.
Research and Development, Net
Research and development expenses, net, were $33.8 million for the fiscal year ended January 31, 2013, a decrease of $26.6 million, or 44.1%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to:

•	a $14.3 million decrease in personnel-related costs;

•
a $7.2 million decrease in personnel-related costs due to allocation of research and development personnel to specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net; and

•	a $4.7 million decrease in allocated overhead costs relating to research and development, principally due to workforce reductions as part of the Phase II Business Transformation in the prior year.
Selling, General and Administrative
Selling, general and administrative expenses were $19.4 million for the fiscal year ended January 31, 2013, a decrease of $8.2 million, or 29.8%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to:

•	a $3.3 million decrease in personnel-related costs;

•	a $1.7 million decrease in agent and employee sales commissions due to the mix of bookings generated from certain projects and in certain geographic locations;

•	a $1.0 million decrease in bad debt expense related to specific customers in the prior year;

•	a $0.5 million decrease in travel costs due to overall cost reductions in the current year and the required travel needed to complete a project; and

•	a $0.4 million decrease in allocated overhead cost primarily due to workforce reductions as part of Phase II Business Transformation in the prior year.
Segment Performance
Segment performance was $51.5 million for the fiscal year ended January 31, 2013 based on segment revenue of $273.5 million, representing a segment performance margin of 18.8% as a percentage of segment revenue. Segment performance was $96.8 million for the fiscal year ended January 31, 2012 based on segment revenue of $365.0 million, representing a segment performance margin of 26.5% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenue partially offset by the decrease in segment expenses for the fiscal year ended January 31, 2013 compared to the fiscal year ended January 31, 2012.
Comverse VAS

	Fiscal Years Ended January 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$362,434	$356,413	$6,021	1.7%
Costs and expenses:
Cost of revenue	192,391	195,088	(2,697)	(1.4)%
Research and development, net	34,467	25,416	9,051	35.6%
Selling, general and administrative	6,897	11,973	(5,076)	(42.4)%
Other operating expenses	—	—	—	—
Total costs and expenses	233,755	232,477	1,278	0.5%
Income from operations	$128,679	$123,936	$4,743	3.8%
Computation of segment performance:
Segment revenue	$362,434	$356,413	$6,021	1.7%
Total costs and expenses	$233,755	$232,477	$1,278	0.5%
Segment expense adjustments:
Compliance-related compensation and other expenses	916	1,789	(873)	(48.8)%
Impairment of property and equipment	—	238	(238)	(100.0)%
Segment expense adjustments	916	2,027	(1,111)	(54.8)%
Segment expenses	232,839	230,450	2,389	1.0%
Segment performance	$129,595	$125,963	$3,632	2.9%
Revenue
Revenue from Comverse VAS customer solutions was $230.6 million for the fiscal year ended January 31, 2013, an increase of $28.3 million, or 14.0%, compared to the fiscal year ended January 31, 2012. The increase in revenue from Comverse VAS customer solutions was primarily attributable to an increase in revenue recognized upon cash collection due to increased collections from certain customers and a number of customer acceptances in large-scale deployments of next generation voicemail products (including visual voicemail) during the fiscal year ended January 31, 2013 with no comparable customer acceptances in the fiscal year ended January 31, 2012. This was partially offset by a decrease in timing of completion of project milestones and settlements.
Comverse VAS maintenance revenue was $131.8 million for the fiscal year ended January 31, 2013, a decrease of $22.3 million, or 14.4%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to the timing of entering into renewals of maintenance contracts, termination of maintenance contracts and a decrease in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to a decline in new installed base value.

Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 44%, 28% and 28% of Comverse VAS's revenue, respectively, for the fiscal year ended January 31, 2013 compared to approximately 30%, 45% and 25% of Comverse VAS's revenue, respectively, for the fiscal year ended January 31, 2012.
The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the fiscal year ended January 31, 2013, with no comparable customer acceptances in the fiscal year ended January 31, 2012. Conversely, the decrease in revenue as a percentage of total revenue for Comverse VAS in Europe was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects and settlements in the fiscal year ended January 31, 2012, with no comparable customer acceptances in the fiscal year ended January 31, 2013. The increase in revenue for Comverse VAS in APAC was primarily attributable to revenue recognized upon cash collection due to increased collections from certain customers.
Foreign Currency Impact on Revenue
For the fiscal year ended January 31, 2013, fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business compared to the fiscal year ended January 31, 2012 unfavorably impacted revenue by $0.6 million.
Cost of Revenue
Cost of revenue was $192.4 million for the fiscal year ended January 31, 2013, a decrease of $2.7 million, or 1.4%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to:

•	a $4.2 million decrease in allocation of overhead costs relating to cost of revenue;

•	a $4.1 million decrease in material costs primarily due to lower product costs associated with revenue recognized during the period; and

•	a $1.8 million decrease in travel costs due to overall cost reductions in the current year and the required travel needed to complete a project.
These decreases were partially offset by a $4.7 million increase in personnel-related costs principally due to progress of projects accounted for under the percentage of completion method as well as a $2.1 million increase in an allocation of research and development personnel to specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net.
Research and Development, Net
Research and development expenses, net were $34.5 million for the fiscal year ended January 31, 2013, an increase of $9.1 million, or 35.6%, compared to the fiscal year ended January 31, 2012. The increase was primarily attributable to:

•	a $8.1 million increase in personnel-related costs mainly due to increased research and development headcount attributable to the launch of SEM and IP Messaging; and

•	a $2.4 million increase in allocation of overhead costs to research and development, net as a result of the higher headcount.
These increases were offset by a decrease of $2.1 million in personnel-related costs due to allocation of research and development personnel to specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net.

Selling, General and Administrative
Selling, general and administrative expenses were $6.9 million for the fiscal year ended January 31, 2013, a decrease of $5.1 million, or 42.4%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to:

•
a $1.8 million decrease in agent and employee sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which Comverse VAS pays lower sales commission; and

•	a $3.1 million decrease in bad debt expenses that related to a specific customer in the prior year.
Segment Performance
Segment performance was $129.6 million for the fiscal year ended January 31, 2013 based on segment revenue of $362.4 million, representing a segment performance margin of 35.8% as a percentage of segment revenue. Segment performance was $126.0 million for the fiscal year ended January 31, 2012 based on segment revenue of $356.4 million, representing a segment performance margin of 35.3% as a percentage of segment revenue.
Comverse Other

	Fiscal Years Ended January 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$41,794	$49,736	$(7,942)	(16.0)%
Costs and expenses:
Cost of revenue	55,663	73,968	(18,305)	(24.7)%
Research and development, net	8,161	8,349	(188)	(2.3)%
Selling, general and administrative	134,035	136,280	(2,245)	(1.6)%
Other operating expenses	11,510	20,728	(9,218)	(44.5)%
Total costs and expenses	209,369	239,325	(29,956)	(12.5)%
Loss from operations	$(167,575)	$(189,589)	$22,014	(11.6)%
Computation of segment performance:
Segment revenue	$41,794	$49,736	$(7,942)	(16.0)%
Total costs and expenses	$209,369	$239,325	$(29,956)	(12.5)%
Segment expense adjustments:
Stock-based compensation expense	7,517	3,660	3,857	105.4%
Compliance-related professional fees	245	10,901	(10,656)	(97.8)%
Compliance-related compensation and other expenses	504	2,727	(2,223)	(81.5)%
Spin-off professional fees	933	—	933	N/M
Impairment of goodwill	5,605	—	5,605	N/M
Impairment of property and equipment	402	1,923	(1,521)	(79.1)%
Litigation settlements and related costs	(660)	804	(1,464)	(182.1)%
Restructuring	5,905	20,728	(14,823)	(71.5)%
Gain on sale of fixed assets	(185)	—	(185)	N/M
Other	1,621	(48)	1,669	N/M
Segment expense adjustments	21,887	40,695	(18,808)	(46.2)%
Segment expenses	187,482	198,630	(11,148)	(5.6)%
Segment performance	$(145,688)	$(148,894)	$3,206	(2.2)%
Revenue
Revenue includes revenue generated primarily by Comverse MI and our Netcentrex operations (or Netcentrex).
Total revenue was $41.8 million for the fiscal year ended January 31, 2013, a decrease of $7.9 million, or 16.0%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to revenue decreases in Netcentrex and MI of $9.1 million and $1.2 million, respectively, partially offset by a $2.3 million revenue increase at other miscellaneous operations. For the fiscal year ended January 31, 2013 and 2012, Comverse MI's total revenue was $22.7 million and $23.9 million, respectively, and Netcentrex' total revenue was $14.3 million and $23.4 million, respectively.
Foreign Currency Impact on Revenue
For the fiscal year ended January 31, 2013, fluctuations in the U.S. dollar relative to foreign currencies in which Comverse Other conducted business compared to the fiscal year ended January 31, 2012 unfavorably impacted revenue by $1.2 million.
Cost of Revenue
Cost of revenue is primarily attributable to Comverse MI and Netcentrex. Cost of revenue also includes shared services costs associated with customer projects, including at Comverse BSS and Comverse VAS.
Cost of revenue was $55.7 million for the fiscal year ended January 31, 2013, a decrease of $18.3 million, or 24.7%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to:

•
a $16.0 million decrease in personnel-related costs relating to employees, whose personnel-related costs were included in Comverse Other for the fiscal year ended January 31, 2012 and were transferred to specific projects at the Comverse BSS and Comverse VAS segments for the fiscal year ended January 31, 2013;

•	a $9.8 million decrease in allocation of research and development personnel to specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net; and

•	a $1.3 million decrease in contractor costs.
These decreases were partially offset by a $4.8 million increase in materials and overhead costs.
Research and Development, Net
Research and development expenses, net, primarily include expenses incurred by our global corporate functions in connection with shared services provided to our operations, including Comverse BSS and Comverse VAS.
Research and development expenses, net, were $8.2 million for the fiscal year ended January 31, 2013, a decrease of $0.2 million, or 2.3%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to the transfer of specific projects at the Comverse BSS and Comverse VAS segments for the fiscal year ended January 31, 2013.
Selling, General and Administrative
Selling, general and administrative expenses consist of expenses incurred by our global corporate functions in connection with shared services provided to our operations, including, Comverse BSS and Comverse VAS that are not allocated to the segments.
Selling, general and administrative expenses were $134.0 million for the fiscal year ended January 31, 2013, a decrease of $2.2 million, or 1.6%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to:

•	a $10.7 million decrease in compliance-related professional fees in connection with CTI's efforts to become current in its periodic reporting obligations under the federal securities laws;

•	a $4.7 million decrease in rent and utilities as a result of consolidation of facilities during the current fiscal period; and

•	a $4.2 million decrease in allocable costs from CTI primarily as a result of the Share Distribution that was completed on October 31, 2012.
These decreases were partially offset by:

•	a $10.4 million decrease in overhead allocation relating to selling, general and administrative expenses due to a decrease in allocable cost; and

•
an $8.0 million increase in agent and employee sales commissions due to the mix of bookings generated from certain projects and in certain geographic locations with respect to which we pay higher commissions.

Other Operating Expenses
Other operating expenses were $11.5 million for the fiscal year ended January 31, 2013, a decrease of $9.2 million, or 44.5%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to a $14.8 million decrease in restructuring charges. Restructuring charges were higher during the prior year due to the implementation of the Phase II Business Transformation plan and restructuring activities related to Netcentrex. The decrease was partially offset by a $5.6 million charge for impairment of goodwill related to the Comverse MI reporting unit in the fiscal year ended January 31, 2013.
Loss from Operations
Loss from operations was $167.6 million for the fiscal year ended January 31, 2013, a decrease in loss of $22.0 million, or 11.6%, compared to the fiscal year ended January 31, 2012 due primarily to the reasons discussed above. For the fiscal year ended January 31, 2013, Comverse MI had income from operations of $1.5 million compared to a loss from operations of $0.7 million for the fiscal year ended January 31, 2012. The change was primarily attributable to a decrease in cost of revenue, research and development expense, selling and, general and administrative expenses. For the fiscal year ended January 31, 2013 and 2012, Netcentrex had a loss from operations of $1.1 million and $4.3 million, respectively. The decrease in loss was primarily attributable to a decrease of $11.8 million in research and development expense, cost of sales and selling, general and administrative expenses partially offset by a decrease in revenue of $9.1 million.
Segment Performance
Segment performance was a $145.7 million loss for the fiscal year ended January 31, 2013, a decrease in loss of $3.2 million, or 2.2%, compared to the fiscal year ended January 31, 2012. The decrease in loss was attributable to a decrease in segment expenses partially offset by a decrease in segment revenue.

Fiscal Year Ended January 31, 2012 Compared to Fiscal Year Ended January 31, 2011
Consolidated and Combined Results

	Fiscal Year Ended January 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$771,157	$862,836	$(91,679)	(10.6)%
Costs and expenses
Cost of revenue	468,867	473,888	(5,021)	(1.1)%
Research and development, net	94,238	148,817	(54,579)	(36.7)%
Selling, general and administrative	175,882	269,973	(94,091)	(34.9)%
Other operating expenses	20,728	29,934	(9,206)	(30.8)%
Total costs and expenses	759,715	922,612	(162,897)	(17.7)%
Income (loss) from operations	11,442	(59,776)	71,218	(119.1)%
Interest income	1,755	1,717	38	2.2%
Interest expense	(953)	(900)	(53)	5.9%
Interest expense on notes payable to CTI	(409)	(19)	(390)	N/M
Other expense, net	(7,192)	(3,645)	(3,547)	97.3%
Income tax provision	(25,291)	(30,118)	4,827	(16.0)%
Net loss from continuing operations	(20,648)	(92,741)	72,093	(77.7)%
Income from discontinued operations, net of tax	7,761	2,826	4,935	N/M
Net loss	(12,887)	(89,915)	77,028	(85.7)%
Less: Net income attributable to noncontrolling interest	(2,574)	(1,030)	(1,544)	149.9%
Net loss attributable to Comverse, Inc.	$(15,461)	$(90,945)	$75,484	(83.0)%
Net income (loss) attributable to Comverse, Inc.:
Net loss from continuing operations	$(20,648)	$(92,741)	$72,093
Income from discontinued operations, net of tax	5,187	1,796	3,391
Net loss attributable to Comverse, Inc.	$(15,461)	$(90,945)	$75,484
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted earnings (loss) per share(1)
Continuing operations	$(0.94)	$(4.23)	$3.29
Discontinued operations	$0.23	$0.08	$0.15

(1) The computation of basic and diluted earnings (loss) per share for the fiscal years ended January 31, 2012 and 2011 is calculated using the number of shares of outstanding common stock on October 31, 2012, the completion date of the Share Distribution. See note 18 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Total Revenue
Total revenue for the fiscal year ended January 31, 2012 includes $48.9 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition.
Revenue from customer solutions was $448.8 million for the fiscal year ended January 31, 2012, a decrease of $83.0 million, or 15.6%, compared to the fiscal year ended January 31, 2011. The decrease was attributable to an $82.4 million and $11.7 million decline in customer solutions revenue at the Comverse VAS segment and Comverse Other, respectively, partially offset by an $11.1 million increase in customer solutions revenue at the Comverse BSS segment. Revenue recognized using the percentage-of-completion method was $182.0 million and $140.4 million for the fiscal years ended January 31, 2012 and 2011, respectively, and comprised approximately 24% and 16% of total revenue for such periods, respectively.
Maintenance revenue was $322.4 million for the fiscal year ended January 31, 2012, a decrease of $8.6 million, or 2.6%, compared to the fiscal year ended January 31, 2011. This decrease was attributable to a $22.1 million decline in maintenance revenue at the Comverse VAS segment, partially offset by a $13.4 million increase in maintenance revenue at the Comverse BSS segment.

Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 25%, 50%, and 25% of our revenue, respectively, for the fiscal year ended January 31, 2012 compared to approximately 33%, 44%, and 23% of our revenue, respectively, for the fiscal year ended January 31, 2011. For additional information on our revenue by geographic region, see “Business-Domestic and International Sales and Long-Lived Assets” and note 21 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Foreign Currency Impact on Revenue
Our functional currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the fiscal year ended January 31, 2012 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011 favorably impacted revenue by $10.2 million.
Foreign Currency Impact on Costs
A significant portion of our expenses, principally personnel-related costs, is incurred in NIS, whereas our functional currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of our expenses in Israel. In order to mitigate this risk, we enter into foreign currency forward contracts to hedge foreign currency exchange rate fluctuations.
Cost of Revenue
Cost of revenue was $468.9 million for the fiscal year ended January 31, 2012, a decrease of $5.0 million, or 1.1%, compared to the fiscal year ended January 31, 2011. The decrease was attributable to declines in costs of $4.4 million and $7.9 million at the Comverse VAS segment and Comverse Other, respectively, partially offset by an increase in costs of $7.3 million at the Comverse BSS segment for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.
Research and Development, Net
Research and development expenses, net were $94.2 million for the fiscal year ended January 31, 2012, a decrease of $54.6 million, or 36.7%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to a decline of $34.7 million and $17.0 million at the Comverse VAS segment and Comverse Other, respectively.
Selling, General and Administrative
Selling, general and administrative expenses were $175.9 million for the fiscal year ended January 31, 2012, a decrease of $94.1 million, or 34.9%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to a decline of $79.5 million and $13.9 million at Comverse Other and the Comverse VAS segment, respectively.
Other Operating Expenses
Other operating expenses were $20.7 million for the fiscal year ended January 31, 2012, a decrease of $9.2 million, or 30.8% compared to the fiscal year ended January 31, 2011. The decrease was attributable to a decline at Comverse Other.
Income (loss) from Operations
Income from operations was $11.4 million for the fiscal year ended January 31, 2012, a change of $71.2 million compared to a loss from operations of $59.8 million for the fiscal year ended January 31, 2011. The increase was primarily attributable to a decrease in loss from operations of $101.9 million at Comverse Other and an increase in income from operations of $20.7 million at the Comverse BSS segment, partially offset by a decrease in income from operations of $51.4 million at the Comverse VAS segment.
Interest Income
Interest income was $1.8 million for the fiscal year ended January 31, 2012, an increase of 2.2%, compared to the fiscal year ended January 31, 2011.

Interest Expense
Interest expense was $1.0 million for the fiscal year ended January 31, 2012, an increase of $0.1 million, or 5.9%, compared to the fiscal year ended January 31, 2011.
Interest Expense on Notes Payable to CTI
Interest expense on notes payable to CTI was $0.4 million for the fiscal year ended January 31, 2012, an increase of $0.4 million compared to fiscal year ended January 31, 2011. For more information about this note, see “-Liquidity and Capital Resources-Indebtedness-Note Payable to CTI.”
Other Expense, Net
Other expense, net was $7.2 million for the fiscal year ended January 31, 2012, an increase of $3.5 million, or 97.3%, compared to the fiscal year ended January 31, 2011. The increase was primarily attributable to a $1.7 million increase in foreign currency transaction losses.
Income Tax Provision
Income tax provision from continuing operations was $25.3 million for the fiscal year ended January 31, 2012, representing an effective tax rate of 544.7%, compared to income tax provision from continuing operations of $30.1 million, representing an effective tax rate of (48.1)% for the fiscal year ended January 31, 2011. During the fiscal year ended January 31, 2012 the effective tax rate was higher than the U.S. federal statutory rate of 35% and during the fiscal year ended January 31, 2011 the effective tax rate was negative primarily due to the mix of income and losses by jurisdiction and because we did not record an income tax benefit on losses in certain jurisdictions in which we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax provision from continuing operations for the period is comprised primarily of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the fiscal years ended January 31, 2012 and 2011.
The change in our effective tax rate for the fiscal year ended January 31, 2012, compared to the fiscal year ended January 31, 2011 was primarily attributable to changes in the relative mix of income and losses across various jurisdictions.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, was $7.8 million for the fiscal year ended January 31, 2012, compared to $2.8 million for the fiscal year ended January 31, 2011. Income from discontinued operations represented the results of operations of Starhome for the fiscal years ended January 31, 2012 and 2011 less applicable income taxes. For additional discussion, see note 17 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Net Loss
Net loss was $12.9 million for the fiscal year ended January 31, 2012, a decrease in loss of $77.0 million, or 85.7%, compared to the fiscal year ended January 31, 2011 due primarily to the reasons discussed above.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest was $2.6 million for the fiscal year ended January 31, 2012, an increase of $1.5 million, or 149.9%, compared to the fiscal year ended January 31, 2011. The increase was attributable to an increase in Starhome's net income for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.

Segment Results
Comverse BSS

	Fiscal Years Ended January 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$365,008	$340,502	$24,506	7.2%
Costs and expenses:
Cost of revenue	199,811	192,516	7,295	3.8%
Research and development, net	60,473	63,357	(2,884)	(4.6)%
Selling, general and administrative	27,629	28,275	(646)	(2.3)%
Total costs and expenses	287,913	284,148	3,765	1.3%
Income from operations	$77,095	$56,354	$20,741	36.8%
Computation of segment performance:
Segment revenue	$365,008	$340,502	$24,506	7.2%
Total costs and expenses	$287,913	$284,148	$3,765	1.3%
Segment expense adjustments:
Amortization of acquisition-related intangibles	17,308	18,505	(1,197)	(6.5)%
Compliance-related compensation and other expenses	2,203	1,557	646	41.5%
Impairment of property plan and equipment	170	—	170	N/M
Segment expense adjustments	19,681	20,062	(381)	(1.9)%
Segment expenses	268,232	264,086	4,146	1.6%
Segment performance	$96,776	$76,416	$20,360	26.6%
Revenue
Total revenue for the fiscal year ended January 31, 2012 includes $42.7 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition.
Revenue from Comverse BSS customer solutions was $210.0 million for the fiscal year ended January 31, 2012, an increase of $11.1 million, or 5.6%, compared to the fiscal year ended January 31, 2011. The increase in revenue from Comverse BSS customer solutions was primarily attributable to $42.7 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition. The increase was partially offset by lower volume of customer acceptances for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011. Revenue from customer acceptances decreased by approximately 13% for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.
Comverse BSS maintenance revenue was $155.0 million for the fiscal year ended January 31, 2012, an increase of $13.4 million, or 9.4%, compared to the fiscal year ended January 31, 2011. The increase was primarily attributable to an increase in the installed base of Comverse BSS customer solutions and increased collections that resulted in the recognition of additional revenue.
Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 19%, 53%, and 28% of Comverse BSS's revenue, respectively, for the fiscal year ended January 31, 2012 compared to approximately 17%, 60%, and 23% of Comverse BSS's revenue, respectively, for the fiscal year ended January 31, 2011.
The increase in revenue as a percentage of the total revenue for Comverse BSS in APAC was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the fiscal year ended January 31, 2012, with no comparable customer acceptances in the fiscal year ended January 31, 2011. Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, Comverse BSS's revenue from its European customers declined during the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.

Foreign Currency Impact on Revenue
Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011 favorably impacted revenue by $4.7 million.
Cost of Revenue
Cost of revenue was $199.8 million for the fiscal year ended January 31, 2012, an increase of $7.3 million, or 3.8%, compared to the fiscal year ended January 31, 2011. The increase was primarily attributable to:

•	an $18.8 million increase in material costs and overhead due to increased revenue and lower margin projects; and

•	a $1.9 million increase in travel and entertainment expenses.
These increases were partially offset by:

•	a $10.8 million decrease in contractor costs due to increased use of company employees in lieu of contractors as part of cost savings initiatives; and

•	a $3.5 million decrease in allocated overhead costs relating to cost of revenue.
Research and Development, Net
Research and development expenses, net were $60.5 million for the fiscal year ended January 31, 2012, a decrease of $2.9 million, or 4.6%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to a $2.7 million decrease in personnel-related costs principally due to workforce reductions and a decline in compensation levels.
Selling, General and Administrative
Selling, general and administrative expenses were $27.6 million for the fiscal year ended January 31, 2012, a decrease of $0.6 million, or 2.3%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to workforce reductions and an overall reduction in sales commissions due to lower bookings.
Income from Operations
Income from operations was $77.1 million for the fiscal year ended January 31, 2012, an increase of $20.7 million, or 36.8%, compared to the fiscal year ended January 31, 2011 due primarily to the reasons described above.
Segment Performance
Segment performance was $96.8 million for the fiscal year ended January 31, 2012 based on segment revenue of $365.0 million, representing a segment performance margin of 26.5% as a percentage of segment revenue. Segment performance was $76.4 million for the fiscal year ended January 31, 2011 based on segment revenue of $340.5 million, representing a segment performance margin of 22.4% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the increase in segment revenue partially offset by the increase in segment expenses for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.

Comverse VAS

	Fiscal Years Ended January 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$356,413	$460,899	$(104,486)	(22.7)%
Costs and expenses:
Cost of revenue	195,088	199,537	(4,449)	(2.2)%
Research and development, net	25,416	60,156	(34,740)	(57.7)%
Selling, general and administrative	11,973	25,879	(13,906)	(53.7)%
Total costs and expenses	232,477	285,572	(53,095)	(18.6)%
Income from operations	$123,936	$175,327	$(51,391)	(29.3)%
Computation of segment performance:
Segment revenue	$356,413	$460,899	$(104,486)	(22.7)%
Total costs and expenses	$232,477	$285,572	$(53,095)	(18.6)%
Segment expense adjustments:
Compliance-related compensation and other expenses	1,789	330	1,459	N/M
Impairment of property and equipment	238	—	238	N/M
Segment expense adjustments	2,027	330	1,697	N/M
Segment expenses	230,450	285,242	(54,792)	(19.2)%
Segment performance	$125,963	$175,657	$(49,694)	(28.3)%
Revenue
Total revenue for the fiscal year ended January 31, 2012 includes $5.8 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition.
Revenue from Comverse VAS customer solutions was $202.3 million for the fiscal year ended January 31, 2012, a decrease of $82.4 million, or 28.9%, compared to the fiscal year ended January 31, 2011. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to a number of customer acceptances of large-scale deployments of next generation voicemail products (including visual voicemail) in connection with the launch of new smartphones and increasing use of smartphones by subscribers during the fiscal year ended January 31, 2011 with no comparable customer acceptances in the fiscal year ended January 31, 2012. In addition, revenue was impacted by the timing of customer acceptances in certain projects and the timing of completion of project milestones. Further, the implementation of Comverse's strategy to pursue higher margin Comverse VAS projects led, as expected, to lower revenue.
Comverse VAS maintenance revenue was $154.1 million for the fiscal year ended January 31, 2012, a decrease of $22.1 million, or 12.5%, compared to the fiscal year ended January 31, 2011. The decrease was mainly due to a decline in maintenance revenue attributable to maintenance services provided to customers during the initial service period corresponding to the decline in revenue from VAS customer solutions and a decline in installed base value.
Revenue by Geographic Region
Revenue in the Americas, EMEA and APAC represented approximately 30%, 45%, and 25% of Comverse VAS's revenue, respectively, for the fiscal year ended January 31, 2012 compared to approximately 41%, 34%, and 25% of Comverse VAS's revenue, respectively, for the fiscal year ended January 31, 2011.
The decrease in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to (i) significant revenue recognized due to customer acceptances in certain large-scale projects in the fiscal year ended January 31, 2011, with no comparable customer acceptances in the fiscal year ended January 31, 2012, and (ii) the implementation of our strategy to pursue higher margin Comverse VAS projects which, as expected, led to lower revenue. The increase in revenue for Comverse VAS in EMEA was primarily attributable to timing of certain acceptances.

Foreign Currency Impact on Revenue
Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011 favorably impacted revenue by $4.2 million.
Cost of Revenue
Cost of revenue was $195.1 million for the fiscal year ended January 31, 2012, a decrease of $4.4 million, or 2.2%, compared to the fiscal year ended January 31, 2011.
The decrease was primarily attributable to:

•	a $14.7 million decrease in material costs and overhead primarily as a result of decreased revenue and inventory obsolescence; and

•	a $1.3 million decrease in travel and entertainment expenses as a result of cost saving initiatives.
The decrease was partially offset by increases in cost of revenue due to the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation with the costs attributable to such personnel being recorded as cost of revenue in lieu of research and development expenses, net. These increases included:

•	a $9.0 million increase in allocated overhead costs relating to cost of revenue;

•	a $2.5 million increase in contractor costs recorded based on progress of projects related to customer solutions; and

•	a $0.8 million increase in personnel-related costs.
Research and Development, Net
Research and development expenses, net were $25.4 million for the fiscal year ended January 31, 2012, a decrease of $34.7 million, or 57.7%, compared to the fiscal year ended January 31, 2011. Research and development expenses, net were impacted by the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation with the costs attributable to such personnel being recorded as cost of revenue in lieu of research and development expenses, net. The decrease in research and development expenses, net was primarily attributable to:

•	a $20.9 million decrease in personnel-related costs primarily due to workforce reductions, a decline in compensation levels and a decrease in research and development activity;

•	a $7.9 million decrease in allocated overhead costs relating to research and development due to a workforce reduction; and

•	a $4.0 million decrease in contractor costs due to a decrease in research and development activity.
Selling, General and Administrative
Selling, general and administrative expenses were $12.0 million for the fiscal year ended January 31, 2012, a decrease of $13.9 million, or 53.7%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to:

•	a $12.4 million decrease in personnel-related costs primarily due to workforce reductions and a decline in compensation levels; and

•	a $2.4 million decrease in overhead allocations related to selling, general and administrative expenses.
Income from Operations
Income from operations was $123.9 million for the fiscal year ended January 31, 2012, a decrease of $51.4 million, or 29.3% compared to the fiscal year ended January 31, 2011 due primarily to the reasons described above.
Segment Performance
Segment performance was $126.0 million for the fiscal year ended January 31, 2012 based on segment revenue of $356.4 million, representing a segment performance margin of 35.3% as a percentage of segment revenue. Segment performance was $175.7 million for the fiscal year ended January 31, 2011 based on segment revenue of $460.9 million, representing a segment performance margin of 38.1% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenues partially offset by the decrease in segment expenses for the fiscal year ended January 31, 2012 compared to the fiscal year ended January 31, 2011.
Comverse Other

	Fiscal Years Ended January 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$49,736	$61,435	$(11,699)	(19.0)%
Costs and expenses:
Cost of revenue	73,968	81,835	(7,867)	(9.6)%
Research and development, net	8,349	25,304	(16,955)	(67.0)%
Selling, general and administrative	136,280	215,819	(79,539)	(36.9)%
Other operating expenses	20,728	29,934	(9,206)	(30.8)%
Total costs and expenses	239,325	352,892	(113,567)	(32.2)%
Loss from operations	$(189,589)	$(291,457)	$101,868	(35.0)%
Computation of segment performance:
Segment revenue	$49,736	$61,435	$(11,699)	(19.0)%
Total costs and expenses	$239,325	$352,892	$(113,567)	(32.2)%
Segment expense adjustments:
Stock-based compensation expense	3,660	2,439	1,221	50.1%
Compliance-related professional fees	10,901	82,136	(71,235)	(86.7)%
Compliance-related compensation and other expenses	2,727	2,655	72	2.7%
Impairment of property and equipment	1,923	—	1,923	N/M
Litigation settlements and related costs	804	—	804	N/M
Restructuring	20,728	29,934	(9,206)	(30.8)%
Gain on sale of fixed assets	—	(2,371)	2,371	N/M
Other	(48)	(1,402)	1,354	(96.6)%
Segment expense adjustments	40,695	113,391	(72,696)	(64.1)%
Segment expenses	198,630	239,501	(40,871)	(17.1)%
Segment performance	$(148,894)	$(178,066)	$29,172	(16.4)%
Revenue
Total revenue was $49.7 million for the fiscal year ended January 31, 2012, a decrease of $11.7 million, or 19.0%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to a $13.2 million revenue decline at Comverse MI partially offset by an increase in revenue of $3.3 million at Netcentrex. The decrease in revenue at Comverse MI was primarily attributable to a large customer acceptance of Comverse MI solutions during the fiscal year ended January 31, 2011 with no comparable customer acceptance in the fiscal year ended January 31, 2012. For the fiscal years ended January 31, 2012 and 2011, Comverse MI's total revenue were $23.9 million and $37.1 million, respectively, and Netcentrex' total revenue were $23.4 million and $20.1 million, respectively. Total revenue of Comverse MI for the fiscal year ended January 31, 2012 includes $0.4 million of additional revenue that was recognized as a result of the adoption of the new accounting guidance relating to revenue recognition.
Cost of Revenue
Cost of revenue was $74.0 million for the fiscal year ended January 31, 2012, a decrease of $7.9 million, or 9.6%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to:

•	a $6.7 million decrease in material costs primarily due to a decrease in provision for contract loss compared to the fiscal year ended January 31, 2011;

•	a $1.7 million decrease in contractor costs;

•	a $1.6 million decrease in allocated overhead costs relating to cost of revenue; and

•	a $1.5 million decrease in travel and entertainment expenses as a result of cost saving initiatives.

The decrease was partially offset by a $5.5 million increase in personnel-related costs due to the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation with the personnel-related costs attributable to such personnel being recorded as cost of revenue in lieu of research and development expenses, net.
Research and Development, Net
Research and development expenses, net, were $8.3 million for the fiscal year ended January 31, 2012, a decrease of $17.0 million, or 67.0%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to:

•
a $6.2 million decrease in personnel-related costs due to a decrease in research and development activity, resulting in the transfer of certain research and development personnel to specific projects in connection with processes to improve operational efficiency as part of the implementation of the Phase II Business Transformation with the personnel-related costs attributable to such personnel being recorded in cost of revenue in lieu of research and development expenses, net; and

•	a $9.0 million decrease in personnel-related costs primarily due to a workforce reduction.
Selling, General and Administrative
Selling, general and administrative expenses were $136.3 million for the fiscal year ended January 31, 2012, a decrease of $79.5 million, or 36.9%, compared to the fiscal year ended January 31, 2011. The decrease was primarily attributable to a $71.2 million decrease in compliance-related professional fees. During the fiscal year ended January 31, 2012, compliance-related professional fees were incurred primarily in connection with the preparation of CTI's 2010 Form 10-K (which was filed with the SEC on May 31, 2011), the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011 (which was filed with the SEC on June 22, 2011), the Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2010, July 31, 2010 and October 31, 2010 (which were filed with the SEC on July 28, 2011), the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011 (which was filed timely with the SEC on September 8, 2011) and the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011 (which was filed timely with the SEC on December 12, 2011). Such fees were lower than the compliance-related professional fees incurred during the fiscal year ended January 31, 2011 in connection with CTI's efforts to complete adjustments to its consolidated historical financial statements and evaluations of the application of U.S. GAAP, which were ultimately concluded with the filing of the Comprehensive Form 10-K with the SEC on October 4, 2010.
Other Operating Expenses
Other operating expenses were $20.7 million for the fiscal year ended January 31, 2012, a decrease of $9.2 million, or 30.8%. The decrease was primarily attributable to a decrease in restructuring charges due to higher personnel-related expenses incurred during the fiscal year ended January 31, 2011.
Loss from Operations
Loss from operations was $189.6 million for the fiscal year ended January 31, 2012, a decrease in loss of $101.9 million, or 35.0%, compared to the fiscal year ended January 31, 2011 due primarily to the reasons discussed above. For the fiscal year ended January 31, 2012, Comverse MI had a loss from operations of $0.7 million compared to income from operations of $15.5 million for the fiscal year ended January 31, 2011. The change was attributable to a $13.2 million decrease in total revenue and increases in cost of revenue and research and development expense, net. For the fiscal years ended January 31, 2012 and 2011, Netcentrex had a loss from operations of $4.3 million and $19.6 million, respectively. The decrease in loss was primarily attributable to a $3.3 million increase in total revenue, and $8.7 million decrease in selling general and administrative expenses, and a $5.3 million decrease in research and development expenses, net.
Segment Performance
Segment performance was a $148.9 million loss for the fiscal year ended January 31, 2012, a decrease in loss of $29.2 million, or 16.4%, compared to the fiscal year ended January 31, 2011. The decrease in loss was attributable to a decrease in segment expenses partially offset by a decrease in segment revenue.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings from CTI, and the sale of investments and assets. We believe that our future sources of liquidity will include cash and cash equivalents and cash flows from operations, and may include new borrowings, or proceeds from the issuance of equity or debt securities.
During the fiscal year ended January 31, 2013, our principal uses of liquidity were to fund operating expenses, make capital expenditures and pay significant professional fees and other expenses in connection with CTI’s efforts to continue to meet its periodic reporting obligations under, the federal securities laws. In addition, we expended resources and made investments to improve our internal control over financial reporting through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly for the fiscal year ended January 31, 2013 compared to the fiscal year ended January 31, 2012. Following the Share Distribution, we did not incur expenses in connection with CTI’s periodic reporting requirements. However, following the Share Distribution, our accounting, tax and legal fees associated with compliance with our periodic reporting obligations under, federal securities laws and maintenance of internal control over financial reporting increased. We currently expect to incur costs associated with the remediation of our material weakness relating to income tax reporting ranging from $1.0 million to $3.0 million.
Financial Condition
Cash and Cash Equivalents
As of January 31, 2013, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $305.4 million, compared to approximately $199.4 million as of January 31, 2012. In connection with the completion of the Share Distribution, we received from CTI a cash capital contribution of $38.5 million and all indebtedness payable by us to CTI was settled through a capital contribution to our equity by CTI. In addition, we received $37.2 million of cash consideration from the Starhome Disposition, including $4.9 million held in escrow pursuant to the terms of the Starhome Share Purchase Agreement to cover potential post-closing indemnification claims. Any cash balance remaining following the escrow period will be released to us. Furthermore, we received the Israel tax refund of approximately $24.8 million. The amounts presented exclude $25.0 million placed by CTI in escrow on February 4, 2013 as discussed below, and a $10.9 million Italian VAT refund received on April 30, 2013.
During the fiscal year ended January 31, 2013 we made the following significant disbursements:

•	approximately $4.3 million paid for special retention bonuses; and

•	approximately $4.0 million in restructuring payments, including for workforce reduction initiatives.
Restricted Cash
Restricted cash short-term and long-term aggregated $42.5 million and $38.6 million as of January 31, 2013 and January 31, 2012, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, foreign currency transactions in the ordinary course of business and pending tax judgments.
On February 4, 2013, in connection with the closing of the Verint Merger, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us.
We expect that such amount will be included in restricted cash in future fiscal periods.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.

Management’s current forecast is based upon a number of assumptions including, among others: continued implementation of initiatives to reduce operating costs; no significant degradation in operating margins; increased spending on certain investments in the business; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs and other professional fees; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” materialize, we may experience a shortfall in the cash required to support working capital needs.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.
Cash Flows
Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012

	Fiscal Year Ended January 31,
	2013	2012
	(In thousands)
Net income (loss)	$6,248	$(12,887)
Net income from discontinued operations	(26,542)	(7,761)
Non-cash charges	41,122	49,808
Net income after non-cash charges add-back	20,828	29,160
Changes in operating assets and liabilities	7,362	(42,521)
Net cash provided by (used in) operating activities - continuing operations	28,190	(13,361)
Net cash (used in) provided by operating activities - discontinued operations	(1,277)	11,807
Net cash used in investing activities	(4,482)	(8,735)
Net cash provided by (used in) financing activities	49,252	(12,417)
Effects of exchange rates on cash and cash equivalents	(1,954)	2,860
Net increase (decrease) in cash and cash equivalents	69,729	(19,846)
Cash and cash equivalents, beginning of period including cash of discontinued operations	193,192	213,038
Cash and cash equivalents, end of period including cash of discontinued operations	262,921	193,192
Less: Cash and cash equivalents of discontinued operations, end of period	—	(32,466)
Cash and cash equivalents, end of period	$262,921	$160,726
Operating Cash Flows
During the fiscal year ended January 31, 2013, net cash of $28.2 million was provided by operating activities from continuing operations. Net cash provided by operating activities from continuing operations was primarily attributable to:

•	a $36.1 million decrease in deferred cost of revenue;

•	a $35.9 million increase in accounts payable and accrued expenses;

•	a $20.8 million of net income after non-cash charges add-back;

•	a $14.9 million decrease in prepaid expense and other current assets; and

•	a $9.5 million decrease in accounts receivable.
Cash provided by operating activities was partially offset by:

•	a $85.0 million decrease in deferred revenue.

Investing Cash Flows
During the fiscal year ended January 31, 2013, net cash used in investing activities was $4.5 million. Net cash used in investing activities was primarily attributable to a $4.7 million increase in restricted cash and bank time deposits and $5.4 million of cash used for purchases of property and equipment partially offset by $6.3 million in proceeds from the sale of Starhome.
Financing Cash Flows
During the fiscal year ended January 31, 2013, net cash provided by financing activities was $49.3 million. Net cash provided by financing activities was primarily attributable to a $38.5 million cash capital contribution from CTI and $9.5 million of borrowings under the note payable to CTI.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound. For the fiscal year ended January 31, 2013, the fluctuation in foreign currency exchange rates had an unfavorable impact of $2.0 million on cash and cash equivalents.
Fiscal Year Ended January 31, 2012 Compared to Fiscal Year Ended January 31, 2011

	Fiscal Years Ended January 31,
	2012	2011
	(In thousands)
Net loss	$(12,887)	$(89,915)
Net income from discontinued operations	(7,761)	(2,826)
Non-cash charges	49,808	50,549
Net income (loss) after non-cash charges add-back	29,160	(42,192)
Changes in operating assets and liabilities	(42,521)	(65,202)
Net cash used in operating activities - continuing operations	(13,361)	(107,394)
Net cash provided by operating activities - discontinued operations	11,807	7,638
Net cash (used in) provided by investing activities	(8,735)	39,579
Net cash used in financing activities	(12,417)	(59,177)
Effects of exchange rates on cash and cash equivalents	2,860	2,981
Net decrease in cash and cash equivalents	(19,846)	(116,373)
Cash and cash equivalents, beginning of year including cash of discontinued operations	213,038	329,411
Cash and cash equivalents, end of year including cash of discontinued operations	193,192	213,038
Less: Cash and cash equivalents of discontinued operations, end of year	(32,466)	(21,209)
Cash and cash equivalents, end of year	$160,726	$191,829
Operating Cash Flows
During the fiscal year ended January 31, 2012, we used net cash of $13.4 million for operating activities from continuing operations. Net cash used in operating activities from continuing operations was primarily attributable to:

•	a $70.9 million decrease in deferred revenue; and

•	a $33.4 million decrease in accounts payable and accrued expenses.
Cash used in operating activities was partially offset by:

•	a $37.8 million decrease in deferred cost of revenue;

•	$29.2 million of net income after non-cash charges add-back; and

•	a $22.2 million decrease in accounts receivable.

Investing Cash Flows
During the fiscal year ended January 31, 2012, net cash used in investing activities was $8.7 million. Net cash used in investing activities was primarily attributable to (i) $5.4 million of cash used for capital expenditures and (ii) $4.4 million net increase in restricted cash and bank time deposits. These cash outflows were partially offset by asset sale proceeds of $1.4 million.
Financing Cash Flows
During the fiscal year ended January 31, 2012, net cash used in financing activities was $12.4 million. Net cash used in financing activities was primarily attributable to (i) a $7.9 million decrease in net investment of CTI, and (ii) $6.0 million of repayment of borrowings under a line of credit. These cash outflows were partially offset by $1.5 million of borrowing under a note payable to CTI.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in the U.S. dollar. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound. For the fiscal year ended January 31, 2012, the fluctuation in foreign currency exchange rates had a favorable impact of $2.9 million on cash and cash equivalents.
Sale of Starhome
On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into the Starhome Share Purchase Agreement with Fortissimo pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome as part of the Starhome Disposition. On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to us its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. We received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of approximately $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of January 31, 2013, such claims have not exceeded the $1.0 million threshold.
Merger of CTI and Verint
Under the Share Distribution Agreement we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us. The escrow funds cannot be used for claims related to the Israeli Optionholder suit. We also assumed all pre-Share Distribution tax obligations of each of us and CTI. For more information, see note 3 to our consolidated and combined financial statements included in Item 15 of this Annual Report.
Indebtedness
Comverse Ltd. Lines of Credit
As of January 31, 2013 and 2012, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of January 31, 2013 and 2012, Comverse Ltd. had utilized $17.2 million and $17.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

As of January 31, 2013 and 2012, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2013 and 2012, Comverse Ltd. had no outstanding borrowings under the line of credit. As of January 31, 2013 and 2012, Comverse Ltd. had utilized $8.0 million and $3.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash included in “Other assets” within the consolidated and combined balance sheets as of January 31, 2013 and 2012.
Note Payable to CTI
On January 11, 2011, we entered into a promissory note to borrow up to $10.0 million from CTI, with the note scheduled to mature on January 11, 2016. Borrowings could be prepaid by us without penalty. The contractual interest rate applicable to borrowings under this promissory note was LIBOR plus 4.0%. The interest expense was $0.5 million and $0.4 million for the fiscal years ended January 31, 2013 and 2012. The amount owed to CTI as of January 31, 2012, including accrued interest, was approximately $8.5 million. The note payable balance to CTI of $9.4 million as of October 31, 2012 was settled through a capital contribution to our equity by CTI concurrently with the Share Distribution.
Loan Agreement with CTI
On May 9, 2012, we entered into a revolving loan agreement (referred to as the loan agreement) with CTI, pursuant to which CTI extended us a $25.0 million revolving credit facility. Borrowings under the loan agreement were used to fund our operating expenses and working capital needs. The borrowings of approximately $9.0 million under the loan agreement with CTI were settled through a capital contribution to our equity by CTI concurrently with the Share Distribution on October 31, 2012, at which time the loan agreement was terminated. The interest expense was $0.1 million for the fiscal year ended January 31, 2013.
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

Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some charges. During the fiscal years ended January 31, 2013 and 2012, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $5.9 million and $20.7 million, respectively, and paid $4.0 million and $22.9 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $3.9 million and $1.7 million are expected to be substantially paid by January, 2014 and May, 2017, respectively. For more information relating to our restructuring initiatives, including our financial obligations in respect thereof, see note 10 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2013 and 2012, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated and combined results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $31.1 million and $27.2 million as of January 31, 2013 and 2012, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2016.
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
Cash and cash equivalents held by foreign subsidiaries.
We operate our business internationally. A significant portion of our cash and cash equivalents of is held by various foreign subsidiaries. As of January 31, 2013 and 2012, we had $149.4 million and $142.3 million or 57% and 89%, respectively, of our cash and cash equivalents held by our foreign subsidiaries. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries. We expect a portion of our foreign subsidiaries cash to be repatriated to the U.S. As this amount has been previously subject to U.S. tax, the non-U.S. withholding taxes that would be imposed on an actual triggering of a dividend of $149.0 million has been accrued in the amount of $20.1 million.
OFF-BALANCE SHEET ARRANGEMENTS
As of January 31, 2013, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees” and except as disclosed in note 25 to the consolidated and combined financial statements included in Item 15 of this Annual Report. There were no material changes in our off-balance sheet arrangements since January 31, 2012.

CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations as of January 31, 2013:

	Payments due by period
Contractual obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(In thousands)
Capital lease obligations	$12	$8	$4	$—	$—
Operating lease obligations - real estate	82,021	17,363	25,202	12,664	26,792
Operating lease obligations - other (equipment, etc)	1,286	811	454	21	—
Purchase obligations(1)	17,237	15,805	1,432	—	—
Other current and long-term liabilities	181	—	—	—	181
Total(2)	$100,737	$33,987	$27,092	$12,685	$26,973

(1)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)
Our consolidated balance sheet as of January 31, 2013 includes $114.2 million of non-current tax liabilities for uncertain tax positions. The specific timing of any cash payments, if any, relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the table set forth above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accounting estimates and judgments discussed in this section are those that we consider to be most critical to understand our combined financial statements (or the financial statements), because they involve significant judgments and uncertainties. More specifically, the accounting estimates and judgments outlined below are critical because they can materially affect our operating results and financial condition, inasmuch as they require management to make difficult and subjective judgments regarding uncertainties. Many of these estimates include determinations of fair value. All of these estimates reflect our best judgment about current and, for some estimates, future, economic and market conditions and effects based on information available to us as of the date of the accompanying financial statements. As a result, the accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables, some of which are beyond our control. See also note 1 to the consolidated and combined financial statements included in Item 15 of this Annual Report for additional information on the significant accounting estimates and judgments underlying the financial results disclosed in our combined financial statements.
Revenue Recognition
We report our revenue in two categories: (i) product revenue, including hardware and software products; and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (or PCS). Professional services primarily include installation, customization and consulting services. Revenue arrangements may include one of these single elements, or may incorporate one or more elements in a single transaction or combination of related transactions.
In September 2009, the FASB issued revenue recognition guidance applicable to multiple element arrangements, which:

•
applies to multiple element revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance; and

•
addresses how to separate consideration related to each element in a multiple element arrangement, excluding software arrangements, and establishes a hierarchy for determining the selling price of an element. It also eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all elements using the relative selling price method.

We adopted this guidance on a prospective basis for revenue arrangements entered into, or materially modified, on or after February 1, 2011.

Multiple element arrangements entered into or materially modified on or after February 1, 2011 that include hardware which functions together with software to provide the essential functionality of the product are accounted under the FASB's new guidance applicable to multiple element arrangements. Multiple element arrangements entered into prior to February 1, 2011 and not materially modified on or after February 1, 2011 are accounted for in accordance with the FASB's guidance relating to revenue recognition for software arrangements as the software component of most of our multiple element arrangements is more than incidental to the products being sold.
For arrangements that do not require significant customization of the underlying software, we recognize revenue when we have persuasive evidence of an arrangement, the product has been shipped and the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all pertinent criteria are met as required by the FASB's guidance.
For multiple element arrangements entered into prior to February 1, 2011 and not materially modified on or after February 1, 2011, we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (or VSOE) of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.
For multiple element arrangements entered into or materially modified after February 1, 2011 that include hardware which functions together with software to provide the essential functionality of the product, we allocate revenue to each element based on its selling price. The selling price used for each element is based on VSOE of fair value, if available, third party evidence (“TPE”) of fair value if VSOE is not available, or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. In determining the units of accounting for these arrangements, we evaluate whether each element has stand-alone value as defined in the FASB's guidance. Given that the hardware and software function together to provide the essential functionality of the product and each element is critical to the overall tangible product sold, neither the software nor the hardware has stand-alone value. Professional services performed prior to the product's acceptance do not have stand-alone value and are therefore combined with the related hardware and software as one non-software deliverable. After determining the fair value for each deliverable, the arrangement consideration is allocated using the relative selling price method. Revenue is recognized accordingly for each deliverable once the respective revenue recognition criteria are met for that deliverable.
The majority of multiple element arrangements contain at least two of the following elements: (1) tangible product (hardware, software, and professional services performed prior to the product's acceptance), (2) post-contract support (PCS), (3) training, and (4) post acceptance services. Our tangible products are rarely sold separately. In addition, our tangible products are complex, and contain a high degree of customizations such that we are unable to demonstrate pricing within a pricing range to establish BESP as very few contracts are comparable. Therefore, we have concluded that cost plus a target gross profit margin provides the best estimate of the selling price.
PCS, training, and post acceptance services have various pricing practices based on several factors, including the geographical region of the customer, the size of the customer's installed base, the volume of services being sold and the type or class of service being performed. As noted above, we have VSOE of PCS for a portion of our arrangements. For PCS, we use our minimum substantive VSOE thresholds by region plus a reasonable margin as the basis to estimate BESP of PCS for transactions that do not meet the VSOE criteria. For training and post-acceptance services, we perform an annual study of stand-alone training and post-acceptance sales to arrive at BESP. While the study does not result in VSOE, it is useful in determining our BESP.
The timing of recognition for our revenue transactions involves numerous judgments, estimates and policy determinations. The most significant are summarized as follows:
PCS revenue is derived primarily from providing technical software support services, unspecified software updates and upgrades to customers on a when and if available basis. PCS revenue is recognized ratably over the term of the PCS period.
When PCS is included within a multiple element arrangement and the arrangement is within the scope of the software revenue guidance, we primarily utilize the substantive renewal rate to establish VSOE of fair value for the PCS.
When using the substantive renewal rate method, we may be unable to establish VSOE of fair value for PCS because the renewal rate is deemed to be non-substantive or there are no contractually-stated renewal rates. If the stated renewal rate is non-substantive, the entire arrangement fee is recognized ratably over the estimated economic life of the product (five to eight years) beginning upon delivery of all elements other than PCS. We believe that the estimated economic life of the product is the best estimate of how long the customer will renew PCS. If there is no contractually stated renewal rate, the entire arrangement fee is recognized ratably over the relevant contractual PCS term beginning upon delivery of all elements other than PCS.
For arrangements that include a stated renewal rate, determining whether the actual renewal rate is substantive is a matter of judgment. For each group of our products, we stratify our customers based on the size of the installed base and the geographic location of the customer. Based on our historical negotiations and contract experience we believe that our customers behave differently and perceive different values for PCS based on these two main factors.
We evaluate many factors in determining the estimated economic life of our products, including the support period of the product, technological obsolescence, average time between new product releases and upgrade activity by customers. We have concluded that the estimated economic lives of our key software products range from five to eight years.
Our policy for establishing VSOE of fair value for professional services and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple element arrangement. Comverse has not yet established VSOE of fair value for any element other than PCS.
In certain multiple element arrangements, we are obligated to provide training services to customers related to the operation of our software products. These training services are either provided to the customer on a “defined” basis (limited to a specified number of days or training classes) or on an “as-requested” basis (unlimited training over a contractual period).
For multiple element arrangements containing as-requested training obligations that are within the scope of the software revenue guidance, we recognize the total arrangement consideration ratably over the contractual period during which we are required to “stand ready” to perform such training, provided that all other criteria for revenue recognition have been met.
For multiple element arrangements containing defined training obligations, the training services are typically provided to the customer prior to the completion of the installation services. For arrangements that are within the scope of the software revenue guidance, because revenue recognition does not commence until the completion of installation, the defined training obligations do not impact the timing of recognition of revenue. In certain circumstances in which training is provided after the end of the installation period, we commence revenue recognition upon the completion of training, provided that all other criteria for revenue recognition have been met.
Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized, in accordance with the FASB's guidance for long-term construction type contracts using the percentage-of-completion (or POC) method.
The determination of whether services entail significant customization requires judgment and is primarily based on alterations to the features and functionality to the standard release, complex or unusual interfaces as well as the amount of hours necessary to complete the customization solution relative to the size of the contract. Revenue from these arrangements is recognized on the POC method based on the ratio of total hours incurred to date compared to estimated total hours to complete the contract. We are required to make judgments to estimate the total estimated costs and progress to completion. Changes to such estimates can impact the timing of the revenue recognition period to period. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control. If some level of profitability is assured, but the related revenue and costs cannot be reasonably estimated, then revenue is recognized to the extent of costs incurred until such time that the project's profitability can be estimated or the services have been completed.
If VSOE of fair value of PCS does not exist, all revenue will be deferred until completion of the professional services and recognized ratably over the respective PCS period. If we determine that based on our estimates our costs exceed the sales price, the entire amount of the estimated loss is accrued in the period that such losses become known.
When revenue is recognized over multiple periods in accordance with our revenue recognition policies, the material cost, including hardware and third party software license fees are deferred and amortized over the same period that product revenue is recognized. These costs are recognized as “Deferred cost of revenue” on the combined balance sheets. However, we have made an accounting policy election whereby the cost for installation and other service costs are expensed as incurred, except for arrangements recognized in accordance with the FASB's guidance for long-term construction type contracts.
In the combined statements of operations, we classify revenue as product revenue or service revenue as prescribed by SEC Rules and Regulations. For multiple element arrangements that include both product and service elements, management evaluates various available indicators of fair value and applies its judgment to reasonably classify the arrangement fee between product revenue and service revenue. The amount of multiple element arrangement fees classified as product and service revenue based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenue if VSOE of fair value of all elements existed. The allocation of multiple element arrangement fees between product revenue and service revenue, when VSOE of fair value of all elements does not exist, is for combined financial statement presentation purposes only and does not affect the timing or amount of revenue recognized.
In determining the amount of a multiple element arrangement fee that should be classified between product revenue and service revenue, we first allocate the arrangement fee to product revenue and PCS (PCS is classified as service revenue) based on management's estimate of fair value for those elements. The remainder of the arrangement fee, which is comprised of all other service elements, is allocated to service revenue. The estimate of fair value of the product element is based primarily on management's evaluation of direct costs and reasonable profit margins on those products. This was determined to be the most appropriate methodology as we have historically been product oriented with respect to pricing policies which facilitates the evaluation of product costs and related margins in arriving at a reasonable estimate of the product element fair value. Management's estimate of reasonable profit margins requires significant judgment and consideration of various factors, such as the impact of the economic environment on margins, the complexity of projects, the stability of product profit margins and the nature of products. The estimate of fair value for PCS is based on management's evaluation of weighted average PCS rates for arrangements for which VSOE of fair value of PCS exists.
Extended Payment Terms
One of the critical judgments that we make, related to revenue recognition, is the assessment that collectability is probable. Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance at the onset of a sales arrangement. Certain of our arrangements include payment terms that depart from our customary practice. In these situations, if a customer does not have an adequate history of abiding by its contractual payment terms without concessions, the sales price is not considered fixed or determinable and revenue is recognized upon collection provided all other revenue recognition criteria have been met. We consider payment terms where more than 5% of the arrangement fees are due 120 days from customer acceptance to be extended. If the arrangement is with a new customer and the payment terms are extended, there is no evidence of collecting under the original payment terms without making concessions and therefore the presumption that the fee is not fixed and determinable cannot be overcome. If this arrangement is with an existing customer, an evaluation of the customer's payment history will take place to determine if the fee is fixed.
Percentage-of-Completion Accounting
We have a standard quarterly process in which management reviews the progress and performance of our significant contracts. As part of this process, management reviews include, but are not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. These risks and opportunities include management's judgment about the ability and costs to achieve the schedule requirements, technical requirements (for example, a newly-developed product versus a mature product) and other specific contract requirements. Management must make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. Based on this analysis, any adjustments to net sales, costs of sales and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result in an increase in operating profit during the performance of a contract to the extent we determine we will be successful in mitigating risks for schedule and technical requirements in addition to other specific contract risks or we will realize related opportunities. Likewise, these adjustments may decrease operating profit if we determine we will not be successful in mitigating these risks or we will not realize related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.
 Expense Allocations
CTI provided a variety of services to us. CTI directly assigned, where possible, certain general and administrative costs to us based on actual use of those services. Where direct assignment of costs is not possible, or practical, CTI used other indirect methods, to estimate the allocation of costs. Allocated costs include general support services such as information technology, legal services, human resource services, general accounting and finance, and executive support.

Substantially all of these allocations are reflected in “Selling, general, and administrative” expenses in our combined statements of operations.
Employee compensation and overhead expenses were allocated utilizing a time study of CTI employees' percentage of time spent on matters related to us. External vendor expenses were allocated based on information provided by the vendor or an internal analysis of benefits derived by us from the services incurred by CTI.
We considered these expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense we would have incurred as an independent company. Actual costs which may have been incurred if we had been a stand-alone company for the fiscal years ended January 31, 2013, 2012 and 2011 would depend on a number of factors, including how we chose to organize ourself, and what, if any, functions were outsourced or performed by our employees.
Stock-Based Compensation
We account for share-based payment awards, including employee stock options, restricted stock, restricted stock units and employee stock purchases, made to employees and directors in accordance with the FASB's guidance for share-based payment and related interpretative guidance, which requires the measurement and recognition of compensation expense for all such awards based on estimated fair value.
Comverse estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. Under the FASB's guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award's vesting period. Comverse uses the Black-Scholes option-pricing model to measure fair value of these stock option awards. The Black-Scholes model requires judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption over the term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. The inputs noted below that are factored into the option valuation model we use to measure the fair value of our stock awards are subjective estimates. Changes to these estimates could cause the fair value of our stock awards and related stock-based compensation expenses to vary materially. Except as noted below, the following key assumptions are used for all of Comverse stock-based compensation awards:

•	The risk-free interest rate assumption we use is based upon U.S. Treasury interest rates appropriate for the expected life of the awards.

•	Comverse's expected dividend rate is zero since Comverse does not currently pay cash dividends on their common stock and do not anticipate doing so in the foreseeable future.

•	Until Comverse establishes enough stock history the volatility will be calculated based on peer companies volatility.
Comverse is also required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. Although Comverse estimates forfeitures based on historical experience while a subsidiary of CTI and future expectation, actual forfeitures may differ. The forfeiture assumption is adjusted to the actual forfeitures that occur.
During the fiscal years ended January 31, 2013, 2012 and 2011, our stock-based compensation expense, including prior to the Share Distribution, was $7.5 million, $3.7 million and, $2.4 million, respectively.
Recoverability of Goodwill
Goodwill represents the excess of the fair value of consideration transferred in the business combination over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquiree.
We apply the FASB's guidance when testing goodwill for impairment which permits management to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If management performs a qualitative assessment and concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if management concludes otherwise, it is then required to perform the first step of the two-step impairment test.
For reporting units where we decide to perform a qualitative assessment, our management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.
For reporting units where we perform the two-step goodwill impairment test, the first step requires us to compare the fair value of each reporting unit to the carrying value of its net assets. Management considers both an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine the fair value of its reporting units. Management's estimate of fair value of each reporting unit is based on a number of subjective factors, including: (i) the appropriate weighting of valuation approaches (income-based approach and market-based approach), (ii) estimates of the future revenue and cash flows, (iii) discount rate for estimated cash flows, (iv) selection of peer group companies for the market-based approach, (v) required levels of working capital, (vi) assumed terminal value, (vii) the time horizon of cash flow forecasts, and (viii) control premium.
We use the work of an independent third party appraisal firm to assist us in considering our determination of the implied fair value of our goodwill. The fair values are calculated using the income approach and a market approach based on comparable companies. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. Assumptions and estimates about future values of our reporting units and implied goodwill are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
The determination of reporting units also requires management judgment. We assess whether a reporting unit exists within a reportable segment by identifying the unit, determining whether the unit qualifies as a business under U.S. GAAP, and assessing the availability and regular review by segment management of discrete financial information for the unit.
We recorded a goodwill impairment charge of approximately $5.6 million for the Comverse MI reporting unit for the fiscal year ended January 31, 2013. For more information, see note 1 and note 6 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Management's forecasts and estimates are based on assumptions that are consistent with the plans and estimates used to manage the business. Changes in these estimates could change the conclusion regarding an impairment of goodwill.
Impairment of Long-Lived and Intangible Assets
We review the recoverability of our long-lived assets, such as property and equipment, and intangible assets with finite lives, whenever events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Any impairment of these assets must be considered prior to our impairment review of goodwill. The assessment of impairment is based on our ability to recover the carrying value of the asset by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset group.
Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount expected for the acquisition of a long-lived asset, current period negative cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset.
We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If these undiscounted cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. Assets to be disposed of are written-down to the greater of their fair value or salvage value. Estimated fair values are based on assumptions regarding the amount and timing of estimated future cash flows and appropriate discount rates to reflect varying degrees of perceived risk. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed.

Allowance for Doubtful Accounts
We estimate the collectability of our accounts receivable balances for each accounting period and adjust the allowance for doubtful accounts accordingly. We exercise judgment in assessing the collectability of accounts receivable, including consideration of the current economic conditions, creditworthiness of customers, their collection history and the related aging of past due receivables balances. We evaluate specific accounts when we become aware that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy or other factors that may affect such customer's ability to meet its payment obligations. Management has used all available information subsequent to the balance sheet date to evaluate the reasonableness of its estimates. We charge off uncollectible trade receivables when all collection efforts have been exhausted and we believe the amount will not be collected.
As of January 31, 2013 and 2012, the accounts receivable balance was $123.6 million and $132.0 million, respectively, net of allowance for doubtful accounts of $8.8 million and $9.2 million, respectively.
Unanticipated events and circumstances may occur that affect the accuracy or validity of such assumptions, estimates or actual results.
Income Taxes
Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense/benefit) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the acquisition method of accounting is recognized in the combined statement of operations.
We were included in the CTI consolidated federal and certain combined state income tax returns. As such, we were not a separate taxable entity for U.S. federal and certain state income tax purposes. In addition, we did not have a written tax sharing agreement with CTI. Our provisions for income taxes and related balance sheet accounts were presented as if we were a separate taxpayer (“separate return method”). This method of allocating the CTI consolidated current and deferred income taxes was systematic, rational and consistent with the asset and liability method. The separate return method represented a hypothetical computation assuming that our reported revenue and expenses were incurred by a separate taxable entity. Accordingly, the reported provision for income taxes and the related balance sheet account balances (including but not limited to the NOL deferred tax assets) did not equal the amounts that were allocable to us under the applicable consolidated federal and state tax laws. Further, as we did not have a tax-sharing agreement with CTI in place, the expected payable was treated as a dividend to the parent. Immediately following our separation from CTI, the consolidated CTI tax attributes were allocated between CTI and us based on the applicable tax laws.
From time to time, we have business transactions in which the tax consequences are uncertain. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on our interpretation of tax laws. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments. In determining our tax provision for financial reporting purposes, we establish a liability for uncertain tax positions unless such positions are determined to be more-likely-than-not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits that we believe are more-likely-than-not of being sustained and then recognize the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. There is considerable judgment involved in determining whether positions taken on the tax return are more-likely-than-not of being sustained and determining the likelihood of various potential settlement outcomes.
We adjust our estimated liability for uncertain tax positions periodically because of new information discovered as a function of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The combined tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate as well as any related estimated interest. Our policy is to recognize all appropriately accrued interest and penalties on uncertain tax positions as part of income tax expense. For further information, see note 20 to the consolidated and combined financial statements included in Item 15 of this Annual Report.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the fiscal period any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Under the FASB's guidance, the income tax benefit from future releases of the acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the combined statements of operations, rather than as an adjustment to the purchase price allocation.
Litigation and Contingencies
Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. We expense legal fees associated with consultations with outside counsel and defense of lawsuits as incurred. Such estimates may be based on advice from third parties or solely on management's judgment, as appropriate. Actual amounts paid may differ materially from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.
From time to time, we receive notices that our products or processes may be infringing the patent or intellectual property rights of others; and notices of other lawsuits or other claims against us. We assess each matter in order to determine if a contingent liability should be recorded. In making this determination, management may, depending on the nature of the matter, consult with internal and external legal counsel. Based on the information obtained combined with management's judgment regarding all the facts and circumstances of each matter, we determine whether a contingent loss is probable and whether the amount of such loss can be estimated. Should a loss be probable and estimable, we record a contingent loss. Should the judgments and estimates made by management not coincide with future events, such as a judicial action against us where we expected no merit on the part of the party bringing the action against us, we may need to record additional contingent losses that could materially adversely impact our results of operations. Alternatively, if the judgments and estimates made by management are incorrect and a particular contingent loss does not occur, the contingent loss recorded would be reversed thereby favorably impacting our results of operations.
Accounting Standards Applicable to Emerging Growth Companies
We are an emerging growth company as defined under the JOBS Act. Emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE IMPLEMENTED
None
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our combined financial position and results of operations. We seek to minimize these risks through regular operating and financing activities, and when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward contracts and interest swap agreements. It is our policy to enter into derivative transactions only to the extent considered necessary to meet our risk management objectives. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Investments
Cash, Cash Equivalents, Restricted Cash and Bank Time Deposits
We invest in cash, cash equivalents. Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial paper, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. Restricted cash and bank time deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, foreign currency transactions in the ordinary course of business and pending tax judgments. Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, restricted cash and bank time deposits are primarily maintained at high credit-quality financial institutions around the world. We maintain cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations. The primary objective of our investment activities is the preservation of principal while maximizing investment income in accordance with our prescribed risk management profile. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
As of January 31, 2013 and 2012, we had cash and cash equivalents totaling approximately $262.9 million and $160.7 million, respectively, and restricted cash and bank time deposits of $28.5 million and $28.9 million, respectively. In addition, we had $14.0 million and $9.8 million of restricted cash classified as a long-term asset as of January 31, 2013 and 2012, respectively.
Interest Rate Risk on Our Investments
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming an average short-term interest rate increase or decrease of 0.5%, or 50 basis points, relative to average rates realized during the fiscal year ended January 31, 2013. Such a change would cause our interest income from cash and cash equivalents and short-term investments for the fiscal year ended January 31, 2014 to increase by approximately $1.1 million, or decrease by approximately $0.6 million.
Foreign Currency Exchange Rate Risk
Although we engage in hedging activities, we are subject to risk related to foreign currency exchange rate fluctuations. The functional currency for most of our significant foreign subsidiaries is the respective local currency, of which the notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. We are exposed to foreign currency exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for reporting purposes. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income within equity.
Our international operations subject us to risks associated with currency fluctuations. Most of our revenue is denominated in U.S. dollars, while a significant portion of our operating expenses, primarily labor expenses, are denominated in the local currencies where our foreign operations are located, primarily Israel. As a result, our combined U.S. dollar operating results are subject to the potentially adverse impact of fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we conduct business.
In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the combined statements of operations. We recorded net foreign currency transaction losses of approximately $6.0 million in the fiscal year ended January 31, 2013.
As of January 31, 2013, we had $28.7 million notional amount of foreign currency forward contracts, respectively.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2013. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our hedging instruments by approximately $2.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by approximately $2.4 million.

The counterparties to these foreign currency forward contracts are highly rated commercial banks. While we believe the risk of counterparty nonperformance, including our own, is not material, the recent volatility in the global financial markets has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of volatility in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.
European Debt Exposure
As of January 31, 2013, we did not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions in Greece, Portugal, Italy or Spain. We do maintain cash balances with European financial institutions as part of our European operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial information required by Item 8 is included in Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of January 31, 2013. Disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2013, due to the material weakness in the area of Income Taxes described below in Internal Control Over Financial Reporting.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
As previously disclosed, we had a material weakness in internal control over financial reporting as a result of not having adequate personnel with sufficient technical expertise to properly account for and disclose income taxes in accordance with U.S. GAAP and ineffective policies and procedures for our income tax provision. As part of the ongoing remediation processes, significant improvements have been achieved through simplification, personnel changes and skill enhancements. However, the process of improvement and remediation has not been completed, and as of January 31, 2013, we had the following material weakness:
Income taxes. We did not have adequate personnel with sufficient technical expertise in place for the entire reporting period to properly account for and disclose income taxes in accordance with U.S. GAAP and had ineffective policies and procedures for our income tax provision, resulting in increases or decreases in provisions for income taxes, related tax liabilities and deferred income tax assets and liabilities from our initial assessments and our inability to timely file our Form 10-K for the fiscal year ended January 31, 2013 by its prescribed due date.
Remedial actions. We are continuing our efforts to simplify and improve our procedures and controls over our complex income tax processes and tax structure as well as hiring appropriate personnel who have a focus on accounting for income taxes on a U.S. GAAP basis. Until we are able to demonstrate the operating effectiveness of these improvements on a consistent and timely basis, we will be unable to remediate this material weakness. We believe we will remediate this material weakness by January 31, 2014. We currently expect to incur costs associated with the remediation of our material weakness relating to income tax reporting ranging from $1.0 million to $3.0 million.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting due to a transition period established by the rules of the SEC for emerging growth companies.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred since our last filing that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct
The Board has adopted I ACT @ Comverse (our Values Statement and Code of Conduct) to promote commitment to honesty, ethical behavior and lawful conduct. I ACT @ Comverse applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all of our directors, officers and employees. I ACT @ Comverse provides the foundation for compliance with all corporate policies and procedures and best business practices.
I ACT @ Comverse be found on our website, www.comverse-investors.com. A copy of I ACT @ Comverse is available in print free of charge to any stockholder who requests a copy by sending an email to compliance@comverse.com or by writing to:
Comverse, Inc.
200 Quannapowitt Parkway
Wakefield, MA 01880
Attention: Legal Department-Corporate Secretary
We intend to disclose on our website (www.comverse-investors.com) any amendment to, or waiver from, a provision of I ACT @ Comverse as required by applicable law or NASDAQ rules.
The other information called for by Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance and Board Matters,” ”Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2013 annual meeting of stockholders (or the 2013 Proxy Statement), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
Information called for by Item 11 is set forth under the headings “Compensation of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters” in the 2013 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information about securities authorized for issuance under our equity compensation plan as of January 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,355,094	(1)	$31.33	(2)	2,438,216	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,355,094	(1)	$31.33	(2)	2,438,216	(3)

(1)
Consists of outstanding (i) options to purchase 516,534 shares of common stock and (ii) RSU awards covering an aggregate of 838,560 shares of common stock, with time-based vesting. Shares in settlement of time-based vested RSU awards are deliverable on the vesting date.

(2)	Reflects the weighted average exercise price of options only. As RSU awards have no exercise price, they are excluded from the weighted average exercise price calculation set forth in column (b).

(3)
Under the plan, a total of 2.5 million shares were reserved for issuance for awards issued after October 31, 2012, the completion date of the Share Distribution. As of January 31, 2013, RSU and option awards covering an aggregate of 61,784 shares of common stock were granted after October 31, 2012. In addition, a total of 5 million shares were reserved for issuance under awards issued as part of the Share Distribution in replacement of CTI awards outstanding prior to the completion of the Share Distribution. Such reserved shares could only be issued pursuant to replacement awards and may not be issued pursuant to any awards issued after the completion of the Share Distribution. RSU and option replacement awards covering an aggregate of 1,293,310 shares of common stock were issued in connection with the Share Distribution.

The other information called for by Item 12 is set forth under the heading “Beneficial Ownership of our Common Stock” in the 2013 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information called for by Item 13 is set forth under the heading “Transactions with Related Persons” and “Corporate Governance and Board Matters” in the 2013 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information called for by Item 14 is set forth under the heading “Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement, and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit No.	Exhibit Description
3.1*
Amended and Restated Certificate of Incorporation of Comverse, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on October 26, 2012).

3.2*	Bylaws of Comverse, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).
4.1*
Specimen Certificate for Common Stock of Comverse, Inc. (incorporated herein by reference to Exhibit 4.1 of the Registrant's Amendment No. 4 to Registration Statement on Form 10 filed with the SEC on September 19, 2012).

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

10.5*	Form of Deferred Stock Unit Award (incorporated herein by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).
10.6**	Form of Employee Restricted Stock Unit Award.
10.7**	Form of Executive Restricted Stock Unit Award.
10.8**	Form of Employee Non Qualified Stock Option Award.
10.9**	Form of Executive Non Qualified Stock Option Award.
10.10*†
Form of Comverse, Inc. 2012 Stock Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.26 of the Registrant's Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.11*†
Form of Comverse, Inc. 2012 Annual Performance Bonus Plan (incorporated herein by reference to Exhibit 10.27 of the Registrant's Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.12*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on December 14, 2012).
10.13*†
Employment Agreement, dated as of April 26, 2012, by and among Comverse, Inc., Comverse Technology, Inc. and Philippe Tartavull (incorporated herein by reference to Exhibit 10.23 of the Registrant's Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on July 18, 2012).

10.14*†
Employment Agreement, dated as of July 1, 2012, by and among Comverse, Inc., Comverse Technology, Inc. and Thomas B. Sabol (incorporated herein by reference to Exhibit 10.29 of the Registrant's Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.15**†	Offer Letter, dated as of October 3, 2012, by and between Comverse, Inc. and Gani Nayak.
10.16*†
Employment Offer Letter, dated June 15, 2010, by and between Comverse Ltd. and Oded Golan (incorporated by reference to Exhibit 10.131 to Comverse Technology, Inc.'s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011) (SEC File No. 000-15502).

10.17*†
Amendment to Employment Offer Letter, dated March 3, 2011, by and between Comverse Ltd. and Oded Golan (incorporated by reference to Exhibit 10.132 to Comverse Technology, Inc.'s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011) (SEC File No. 000-15502).

10.18*†
Employment Offer Letter Extension, dated March 15, 2011, by and between Comverse Ltd. and Oded Golan (incorporated by reference to Exhibit 10.133 to Comverse Technology, Inc.'s Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2011 filed on May 31, 2011) (SEC File No. 000-15502).

10.19*†
Amendment to Employment Agreement, dated September 22, 2011, by and between Oded Golan and Comverse Ltd. (incorporated herein by reference to Exhibit 10.12 of the Registrant's Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.20*†
Amendment to Employment Agreement, dated March 29, 2012, by and between Oded Golan and Comverse Ltd. (incorporated herein by reference to Exhibit 10.13 of the Registrant's Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.21*†
Separation Agreement, dated August 5, 2012, by and between Oded Golan and Comverse Ltd. (incorporated herein by reference to Exhibit 10.32 of the Registrant's Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.22**	Form of Employee Replacement Non Qualified Stock Option Award.
21.1**	Subsidiaries of Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements.****

*     Incorporated by reference.
**     Filed herewith.

***
This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934.

****
In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†     Constitutes a management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMVERSE, INC.

May 16, 2013	By:	/s/ Philippe Tartavull
Philippe Tartavull
President and Chief Executive Officer
(Principal Executive Officer)

May 16, 2013	By:	/s/ Thomas B. Sabol
Thomas B. Sabol
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Philippe Tartavull	May 16, 2013
Philippe Tartavull, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas B. Sabol	May 16, 2013
Thomas B. Sabol, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shawn Rathje	May 16, 2013
Shawn Rathje, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ Henry R. Nothhaft	May 16, 2013
Henry R. Nothhaft, Chairman

/s/ Susan D. Bowick	May 16, 2013
Susan D. Bowick, Director

/s/ James Budge	May 16, 2013
James Budge, Director

/s/ Doron Inbar	May 16, 2013
Doron Inbar, Director

/s/ Mark C. Terrell	May 16, 2013
Mark C. Terrell, Director

COMVERSE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Comverse, Inc.
Wakefield, Massachusetts

We have audited the accompanying consolidated and combined balance sheets of Comverse, Inc. and subsidiaries (the "Company") as of January 31, 2013 and 2012, and the related consolidated and combined statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Comverse, Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated and combined financial statements, prior to the spin-off from Comverse Technology, Inc. on October 31, 2012, the Company was comprised of Comverse, Inc. and subsidiaries, Starhome B.V. and subsidiaries and Exalink Ltd. The combined financial statements prior to October 31, 2012 also include allocations from Comverse Technology, Inc. These allocations may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from Comverse Technology, Inc.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
May 16, 2013

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$262,921	$160,726
Restricted cash and bank time deposits	28,484	28,893
Accounts receivable, net of allowance of $8,841 and $9,168, respectively	123,612	132,003
Inventories	24,800	27,275
Deferred cost of revenue	34,031	34,364
Deferred income taxes	17,938	8,441
Prepaid expenses and other current assets	35,119	53,074
Receivables from affiliates	—	2,576
Current assets of discontinued operations	—	40,773
Total current assets	526,905	488,125
Property and equipment, net	37,442	44,687
Goodwill	149,987	155,517
Intangible assets, net	7,909	22,034
Deferred cost of revenue	72,121	107,878
Deferred income taxes	9,421	10,153
Other assets	54,005	65,592
Noncurrent assets of discontinued operations	—	8,961
Total assets	$857,790	$902,947
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$185,611	$187,773
Deferred revenue	320,347	347,891
Deferred income taxes	7,689	8,742
Income taxes payable	8,538	2,647
Current liabilities of discontinued operations	—	27,984
Total current liabilities	522,185	575,037
Deferred revenue	143,725	201,998
Deferred income taxes	41,767	40,595
Note payable to CTI	—	8,536
Other long-term liabilities	168,876	147,438
Noncurrent liabilities of discontinued operations	—	5,430
Total liabilities	876,553	979,034
Commitments and contingencies
Equity:
Comverse, Inc. stockholders’ equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued, 21,934,569 shares and outstanding 21,933,427 shares	219	—
Treasury stock, at cost, 1,142 shares	(33)	—
Accumulated deficit	(42,937)	—
Additional paid in capital	2,237	—
Net investment of CTI	—	(104,073)
Accumulated other comprehensive income	21,751	20,999
Total Comverse, Inc. stockholders' equity	(18,763)	(83,074)
Noncontrolling interest	—	6,987
Total equity	(18,763)	(76,087)
Total liabilities and equity	$857,790	$902,947
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2013	2012	2011
Revenue:
Product revenue	$242,104	$276,459	$300,902
Service revenue	435,659	494,698	561,934
Total revenue	677,763	771,157	862,836
Costs and expenses:
Product costs	123,152	136,024	138,378
Service costs	308,492	332,843	335,510
Research and development, net	76,461	94,238	148,817
Selling, general and administrative	160,340	175,882	269,973
Other operating expenses:
Impairment of goodwill	5,605	—	—
Restructuring charges	5,905	20,728	29,934
Total other operating expenses	11,510	20,728	29,934
Total costs and expenses	679,955	759,715	922,612
(Loss) income from operations	(2,192)	11,442	(59,776)
Interest income	829	1,755	1,717
Interest expense	(901)	(953)	(900)
Interest expense on notes payable to CTI	(455)	(409)	(19)
Other expense, net	(4,049)	(7,192)	(3,645)
(Loss) income before income tax provision	(6,768)	4,643	(62,623)
Income tax provision	(13,526)	(25,291)	(30,118)
Net loss from continuing operations	(20,294)	(20,648)	(92,741)
Income from discontinued operations, net of tax	26,542	7,761	2,826
Net income (loss)	6,248	(12,887)	(89,915)
Less: Net income attributable to noncontrolling interest	(1,167)	(2,574)	(1,030)
Net income (loss) attributable to Comverse, Inc.	$5,081	$(15,461)	$(90,945)
Weighted average common shares outstanding:
Basic and diluted	21,923,981	21,923,241	21,923,241
Net income (loss) attributable to Comverse, Inc.
Net loss from continuing operations	$(20,294)	$(20,648)	$(92,741)
Income from discontinued operations, net of tax	25,375	5,187	1,796
Net income (loss) attributable to Comverse, Inc.	$5,081	$(15,461)	$(90,945)
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted earnings (loss) per share
Continuing operations	$(0.93)	$(0.94)	$(4.23)
Discontinued operations	1.16	0.23	0.08
Basic and diluted earnings (loss) per share	$0.23	$(0.71)	$(4.15)
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years Ended January 31,
	2013	2012	2011

Net income (loss)	$6,248	$(12,887)	$(89,915)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	511	4,523	(3,368)
Changes in accumulated OCI on available-for-sale securities, net of tax	—	—	(12)
Changes in accumulated OCI on cash flow hedges	111	(630)	145
Other comprehensive income (loss), net of tax	622	3,893	(3,235)
Comprehensive income (loss)	6,870	(8,994)	(93,150)
Less: comprehensive income attributable to noncontrolling interest	(1,167)	(2,563)	(1,046)
Comprehensive income (loss) attributable to Comverse, Inc.	$5,703	$(11,557)	$(94,196)
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Net Investment of CTI	Accumulated Other Comprehensive Income	Comverse, Inc.’s Shareholders’ Equity	Non controlling Interest	Total Equity
Balance, February 1, 2010	—	$—	$—	$—	$—	$75,252	$20,346	$95,598	$2,655	$98,253
Net loss	—	—	—	—	—	(90,945)	—	(90,945)	1,030	(89,915)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,251)	(3,251)	16	(3,235)
Decrease in net investment in CTI	—	—	—	—	—	(72,692)	—	(72,692)	515	(72,177)
Stock-based compensation expense	—	—	—	—	—	3,783	—	3,783	—	3,783
Balance, January 31, 2011	—	$—	$—	$—	$—	$(84,602)	$17,095	$(67,507)	$4,216	$(63,291)
Net loss	—	—	—	—	—	(15,461)	—	(15,461)	2,574	(12,887)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,904	3,904	(11)	3,893
Decrease in net investment in CTI	—	—	—	—	—	(8,091)	—	(8,091)	208	(7,883)
Stock-based compensation expense	—	—	—	—	—	4,081	—	4,081	—	4,081
Balance, January 31, 2012	—	$—	$—	$—	$—	$(104,073)	$20,999	$(83,074)	$6,987	$(76,087)
Net Income (loss)	—	—	—	—	10,777	(5,696)	—	5,081	1,167	6,248
Other comprehensive income, net of tax	—	—	—	—	—	—	622	622	—	622
Exercise of stock options	8,534	—	—	233	—	—	—	233	—	233
Common stock issued for restricted stock unit awards	2,794	—	(33)	—	—	—	—	(33)	—	(33)
Stock-based compensation expense	—	—	—	2,004	—	6,036	—	8,040	—	8,040
Impact from other equity transactions	—	—	—	—	—	—	—	—	185	185
CTI contribution	—	—	—	—	—	47,740	—	47,740	—	47,740
Reclassification of net investment in CTI to Common Stock and Accumulated Deficit in connection with Distribution	21,923,241	219	—	—	(53,714)	53,495	—	—	—	—
Starhome Disposition	—	—	—	—	—	2,498	130	2,628	(8,339)	(5,711)
Balance, January 31, 2013	21,934,569	$219	$(33)	$2,237	$(42,937)	$—	$21,751	$(18,763)	$—	$(18,763)

The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended January 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,248	$(12,887)	$(89,915)
Net income from discontinued operations	(26,542)	(7,761)	(2,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items	41,122	49,808	50,549
Changes in operating assets and liabilities:
Accounts receivable	9,538	22,150	16,567
Inventories	(7,085)	(2,788)	3,092
Deferred cost of revenue	36,124	37,760	27,185
Prepaid expense and other current assets	14,881	4,852	19,642
Accounts payable and accrued expenses	35,911	(33,377)	(30,059)
Deferred revenue	(85,036)	(70,894)	(112,860)
Other assets and liabilities	3,029	(224)	13,565
Other, net	—	—	(2,334)
Net cash provided by (used in) operating activities - continuing operations	28,190	(13,361)	(107,394)
Net cash (used in) provided by operating activities - discontinued operations	(1,277)	11,807	7,638
Net cash provided by (used in) operating activities	26,913	(1,554)	(99,756)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	349	—	—
Purchase of other assets	(1,131)	—	—
Proceeds from sale of Starhome B.V., net of cash sold of $30.9 million	6,340	—	—
Purchase of property and equipment	(5,402)	(5,371)	(11,169)
Net change in restricted cash and bank time deposits	(4,678)	(4,432)	22,691
Proceeds from asset sales	337	1,421	27,345
Other, net	(297)	(353)	712
Net cash (used in) provided by investing activities	(4,482)	(8,735)	39,579
Cash flows from financing activities:
Decrease in net investment by CTI	1,052	(7,861)	(72,146)
Borrowings under note payable to CTI	9,500	1,500	7,000
Borrowing under line of credit	—	—	12,000
CTI capital contribution	38,500	—	—
Repayment of line of credit and other financing obligations	—	(6,031)	(6,000)
Repurchase of common stock	(33)	—
Proceeds from exercises of stock options	233	—
Other, net	—	(25)	(31)
Net cash provided by (used in) financing activities	49,252	(12,417)	(59,177)
Effects of exchange rates on cash and cash equivalents	(1,954)	2,860	2,981
Net increase (decrease) in cash and cash equivalents	69,729	(19,846)	(116,373)
Cash and cash equivalents, beginning of year including cash from discontinued operations	193,192	213,038	329,411
Cash and cash equivalents, end of year including cash from discontinued operations	262,921	193,192	213,038
Less: cash and cash equivalents of discontinued operations, end of year	—	(32,466)	(21,209)
Cash and cash equivalents, end of year	$262,921	$160,726	$191,829
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Background
Prior to October 31, 2012, the date of the Share Distribution (as defined below), Comverse, Inc. (the “Company”) was a wholly-owned subsidiary of Comverse Technology, Inc. (“CTI”). The Company was organized as a Delaware corporation in November 1997.
The Company is a leading provider of telecom business enablement solutions for communication service providers (“CSPs”) through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. The Company provides converged, prepaid and postpaid billing and active customer management systems (“ BSS”) for wireless, wireline and cable CSPs, delivering a value proposition designed to enable an effective service monetization, a consistent customer experience, reduced complexity and cost, and real-time choice and control.

•
Digital and Value Added Services. The Company enables both network-based Value Added Services (“VAS”) comprised of Voice and Messaging (that include voicemail, visual voicemail, call completion, short messaging service (or SMS), multimedia picture and video messaging (or MMS), and digital Internet Protocol (or IP) based rich communication services.

•
Data Management and Monetization Solutions. The Company provides CSPs with the ability to better manage their data networks and better monetize their data network investment through our solutions' Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Professional and Managed Services. The Company offers a portfolio of services related to our solutions following the completion of the delivery of the project to the customer (referred to as post-go-live), such as system care, expert services and managed services.

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
Immediately prior to the Share Distribution, CTI contributed to the Company Exalink Ltd. (“Exalink”), CTI's wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, the Company and CTI operate independently, and neither have any ownership interest in the other. In order to govern certain ongoing relationships between CTI and the Company after the Share Distribution and to provide mechanisms for an orderly transition, CTI and the Company entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and CTI and the Company have agreed to indemnify each other against certain liabilities arising from their respective businesses and the services that are provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. (“Verint”) discussed below, these obligations continue to apply between us and Verint (see Note 3, Expense Allocations and Share Distribution Agreements).
Upon completion of the Share Distribution, the Company's shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” In connection with the Share Distribution, the Company (1) recapitalized its Net Investment of CTI with its common stock, whereby each holder of CTI common shares outstanding as of the record date for the Share Distribution received one share of the Company's common stock for every ten CTI common shares held thereby, which resulted in the issuance of approximately 21.9 million shares of the Company's common stock, (2) received contributions from CTI of $38.5 million in cash and 1.4 million of property and equipment based on CTI's book value, (3) recorded transfers of lease deposits of $0.8 million and deferred lease cost of $1.0 million from CTI, (4) assumed $0.7 million of employee related liabilities transferred to the Company from CTI, and (5) settled borrowings under a revolving loan agreement of $9.0 million and note payable by the Company to CTI of $9.4 million through a capital contribution to the Company's equity by CTI (see Note 11, Debt). In addition on November 1, 2012, in connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards (see Note 16, Stock-Based Compensation).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint Systems Inc. (“Verint”), its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint and becoming a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution, (see Note 3, Expense Allocation and Share Distribution Agreements).
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
As a result of the Starhome Disposition, the results of operations of Starhome, including the gain on sale of Starhome, net of tax, are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in the Company’s consolidated and combined statements of operations for all periods presented. The assets and liabilities of Starhome are included in discontinued operations as separate components to the Company’s consolidated and combined balance sheet as of January 31, 2012 (see Note 17, Discontinued Operations).
Basis of Presentation
The consolidated and combined financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The Company’s combined financial statements for the periods prior to the Share Distribution have been derived from the consolidated financial statements and accounting records of CTI, using the historical results of operations, and historical basis of assets and liabilities of the Company’s businesses, which operated under common control of CTI. The Company’s combined financial statements combine, on the basis of common control, the results of operations and financial position of the Company and its subsidiaries with Starhome (66.5% owned by CTI as of January 31, 2012) and Exalink prior to CTI contributing Starhome and Exalink to the Company on September 19, 2012 and October 31, 2012, respectively. Management believes the assumptions and methodologies underlying the allocation of general, corporate expenses from CTI are reasonable (see Note 3, Expense Allocations and Share Distribution Agreements). However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. As such, the combined financial statements for periods prior to the Share Distribution included herein may not necessarily reflect the Company’s results of operations, financial position, comprehensive income (loss) or cash flows in the future or what its results of operations, financial position, comprehensive income (loss) or cash flows would have been had the Company been an independent company during the periods presented. Subsequent to the Share Distribution, the financial statements are consolidated.
Prior to the Share Distribution, transactions between the Company and CTI and CTI’s other subsidiaries were identified in the consolidated and combined financial statements as transactions between related parties (see Note 23, Related Party Transactions).
For the purposes of the consolidated and combined statements of cash flows, prior to the Share Distribution, the Company reflects changes in unpaid balances with CTI as a financing activity.
Intercompany accounts and transactions within the Company have been eliminated.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Segment Reporting
The Company determines its reportable segments in accordance with the Financial Accounting Standards Board's (the “FASB”) guidance relating to disclosures about segments of an enterprise and related information. The Company's Chief Executive Officer is its chief operating decision maker (the “CODM”). The CODM uses segment performance as its primary basis for assessing the financial results of the operating segments and for the allocation of resources (see Note 21, Business Segment Information, for additional discussion, including the definition of segment performance).
The Company's reportable segments consist of Comverse BSS and Comverse VAS. The results of operations of all the other operations of the Company are included in the column captioned “Comverse Other” as part of the Company's business segment presentation. The operating segments included in “Comverse Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance. Specifically, they do not have similar economic characteristics with any separately presented reportable segment.
The Company's business units consist of the following:
BSS, which conducts the Company's converged, prepaid and postpaid billing and active customer management systems business and includes groups engaged in product management, professional services, research and development and product sales support;
VAS, which conducts the Company's value-added services business and includes groups engaged in VAS delivery, voice product research and development, messaging product research and development and product sales support; and
Mobile Internet (“Comverse MI”), which is responsible for the Company's mobile Internet products and includes groups engaged in product management, solution engineering, delivery, research and development and product sales support.
In addition, the Company's Global Services (“Comverse GLS”) provides customer post-delivery services and includes groups engaged in support services for BSS, VAS and mobile Internet products, services sales and product management.
Certain of the Company's business operations are conducted through the following global corporate functions:
Customer Facing Group, which is primarily engaged in providing overall customer account management and sales for all product lines;
Operations Group, which provides centralized information technology, procurement, supply chain management and global business operations services to all business units; and
Strategy and planning, finance, legal and human resources groups, which continue to support all business operations.
Comverse BSS, Comverse VAS and Comverse MI are operating segments of the Company. The revenue of each of Comverse BSS, Comverse VAS and Comverse MI includes the revenue generated by Comverse GLS that is attributable to the operations of each such operating segment. The costs and expenses of each of Comverse BSS, Comverse VAS and Comverse MI are comprised of direct costs, such as product materials and personnel-related costs, and costs and expenses incurred by Comverse GLS in connection with the operations of each such operating segment. The CODM uses the segment performance of Comverse BSS, Comverse VAS and Comverse MI, after including the amounts attributable to Comverse GLS, for assessing the financial results of the segments and for the allocation of resources. The discrete financial information of Comverse GLS is not used by the CODM for the assessment of financial results or the allocation of resources.
The Company does not maintain balance sheets for the Comverse BSS, Comverse VAS and Comverse MI operating segments.
The Company's reportable segments are as follows:
Comverse BSS-comprised of the Company's BSS operating segment; and
Comverse VAS-comprised of the Company's VAS operating segment.
Comverse Other is comprised of all the Company's other operations, including the Comverse MI operating segment, the Company's Netcentrex operations, the Company's global corporate functions that support its business units, and Exalink.
Starhome's results of operations are included in discontinued operations and therefore not presented in segment information.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Use of Estimates
The preparation of the consolidated and combined financial statements and the accompanying notes in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.
The most significant estimates among others includes:

•
Estimates relating to the recognition of revenue, including the determination of vendor specific objective evidence (“VSOE”) of fair value and the determination of best estimate of selling price for multiple element arrangements;

•	Allocation of expenses by CTI to the Company;

•	Fair value of stock-based compensation;

•	Fair value of reporting units for the purpose of goodwill impairment testing;

•	Valuation of other intangible assets;

•	Allowance for doubtful accounts;

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on POC project;

•	Inventory write-offs; and

•	Valuation of investments and financial instruments.
The Company’s actual results may differ from its estimates.
Functional Currency and Foreign Currency Translation and Transactions
The determination of the functional currency for the Company's foreign subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the sales market in which the subsidiary operates and the currency in which the subsidiary's financing is denominated. For foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated using current exchange rates at the balance sheet date, and income and expense accounts using average exchange rates for the period, except revenue previously deferred which is translated using historical rates. The resulting foreign currency translation adjustments are reported as a separate component of “Other comprehensive income (loss), net of tax” in the consolidated and combined statements of comprehensive income (loss). For foreign subsidiaries whose functional currency is not the local currency, remeasurement gains and losses are recorded during each period in “Other (expense) income, net” in the consolidated and combined statements of operations.
Unrealized and realized foreign currency transaction gains and losses on transactions denominated in currencies other than the functional currency of the entity are included in the consolidated and combined statements of operations in “Other (expense) income, net” for the period in which the exchange rates changed.
Cash and Cash Equivalents
Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial paper, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. The Company maintains cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations.
Restricted Cash and Bank Time Deposits
Restricted cash and bank time deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, foreign currency transactions in the ordinary course of business and pending tax judgments. If cash is restricted for more than one year from the balance sheet date, it is classified within “Other assets” as long-term restricted cash. Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable, Net
The application of revenue recognition guidance often results in circumstances for which the Company is unable to recognize revenue relating to sales transactions that have been billed. In these circumstances, the Company does not recognize the deferred revenue or the related account receivable and no amounts are recognized in the consolidated and combined balance sheets for such transactions with the exception of certain arrangements recognized in accordance with the FASB's guidance relating to accounting for performance of construction-type and certain production-type contracts. Only to the extent that the Company has recognized revenue and not received cash for such transactions are amounts included in “Accounts receivable, net.” Also, only to the extent that the Company has received cash for such transactions is the amount included in “Deferred revenue” in the consolidated and combined balance sheets.
Allowance for Doubtful Accounts
The Company estimates the collectability of its accounts receivable balances for each accounting period and adjusts its allowance for doubtful accounts accordingly. The Company exercises judgment in assessing the collectability of accounts receivable, including consideration of current economic conditions, the creditworthiness of customers, their collection history and the related aging of past due receivables balances. The Company evaluates specific accounts when it becomes aware that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy or other factors that may affect such customer's ability to meet its payment obligations. The Company charges off uncollectible trade receivables when all collection efforts have been exhausted and the Company believes the amount will not be collected.

	Balance at Beginning of Fiscal Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Other	Balance at End of Fiscal Year
	(In thousands)
Allowance for doubtful accounts:
Fiscal Year Ended January 31, 2013	$9,168	$518	$(928)	$83	$8,841
Fiscal Year Ended January 31, 2012	7,669	4,811	(3,166)	(146)	9,168
Fiscal Year Ended January 31, 2011	11,981	(467)	(4,721)	876	7,669
Investments
The Company accounts for investments in accordance with the FASB's guidance relating to accounting for certain investments in debt and equity securities. Purchases are recorded on the settlement date.
Interest on short-term investments is recognized in the consolidated and combined statements of operations when earned. Realized gains and losses on available-for-sale securities are recognized when securities are sold and are calculated using the specific identification method, and are recorded in “Other (expense) income, net” in the consolidated and combined statements of operations. Unrealized gains and losses, net of taxes, are recorded as a component of “Total comprehensive loss” in the consolidated and combined statements of equity.
Generally, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.
The Company reviews its investments for indications of impairment in value on a quarterly basis. The Company considers an investment to be impaired when the fair value is less than the carrying value (or amortized cost). The Company evaluates each impaired investment individually to determine whether such investment is other-than-temporarily impaired.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out or weighted-average methods which approximate the first-in first-out method. The Company reduces the carrying value of inventory when it holds excess or obsolete inventories determined through an evaluation of both historical usage and expected future demand. Part of the raw materials comprises software licenses, which are capitalized into inventory upon purchase from a vendor when the license will be used by the Company as part of its deliverables to its customers. Such charges are included as a component of “Product costs” in the consolidated and combined statements of operations.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company evaluates slow moving or obsolete inventory for impairment. Raw material hardware is evaluated based upon utilization and projected usage. Raw material software is written-off upon determination that licenses will no longer be used in products nor can be converted to use within the organization or with other licenses/products.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates and amortizes its property and equipment on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the related lease term. The cost of maintenance and repairs is expensed as incurred. The estimated useful lives of property and equipment are as follows:

	Useful Life in Years
	Shortest	Longest
Fixtures and equipment	1	15
Software	1	5
Leasehold improvements	3	15
Business Combinations
The Company allocates the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest. Acquisition costs are expensed as incurred. Any residual consideration is recorded as goodwill. The fair value of consideration includes cash, equity securities, other assets and contingent consideration. The Company remeasures the fair value of contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. The Company's determination of the fair values of assets acquired and liabilities assumed requires the Company to make significant estimates, primarily with respect to intangible assets. These estimates can include, but are not limited to, cash flow projections for the acquired business, and the appropriate weighted-average cost of capital. The results of operations of the acquired business are included in the Company's consolidated and combined results of operations from the date of the acquisition. The Company had no business combinations in any period presented.
Noncontrolling Interest
Noncontrolling interest represents the minority shareholders' interest in Starhome, the Company's former majority-owned subsidiary (see Note 17, Discontinued Operations). The Company recognizes noncontrolling interest as a separate component of total equity in the Company's consolidated and combined balance sheets and recognizes income attributable to the noncontrolling interest as a separate component of net income (loss) in the Company's consolidated and combined statements of operations.
Prior to the Starhome Disposition, the noncontrolling interest of Starhome was 33.5%.
Goodwill
Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquiree. The Company has no indefinite-lived intangible assets other than goodwill. The carrying amount of goodwill is reviewed annually for impairment on November 1 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
The Company applies the FASB's guidance when testing goodwill for impairment which permits the Company to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If the Company performs a qualitative assessment and concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if the Company concludes otherwise, it is then required to perform the first step of the two-step impairment test.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company has the unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
For reporting units where the Company decides to perform a qualitative assessment, the Company's management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, financial performance and trends, strategies and business plans, capital requirements, management and personnel issues, and stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.
For reporting units where the Company performs the two-step goodwill impairment test, the first step requires the Company to compare the fair value of each reporting unit to the carrying value of its net assets. The Company considers both an income-based approach using projected discounted cash flows and a market-based approach using multiples of comparable companies to determine the fair value of its reporting units. The Company's estimate of fair value of each reporting unit is based on a number of subjective factors, including: (i) the appropriate weighting of valuation approaches (income-based approach and market-based approach), (ii) estimates of the future revenue and cash flows, (iii) discount rate for estimated cash flows, (iv) selection of peer group companies for the market-based approach, (v) required levels of working capital, (vi) assumed terminal value, (vii) the time horizon of cash flow forecasts; and (viii) control premium.
If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and no further evaluation is necessary. If the carrying value of the reporting unit is greater than the estimated fair value of the reporting unit, there is an indication that impairment may exist and the second step is required. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair value assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment charge.
The Company recorded an impairment charge of approximately $5.6 million for the fiscal year ended January 31, 2013. The Company did not record any impairment of goodwill for the fiscal years ended January 31, 2012, and 2011.
The Company's forecasts and estimates are based on assumptions that are consistent with the plans and estimates used to manage the business. Changes in these estimates could change the conclusion regarding an impairment of goodwill.
Impairment of Long-Lived and Intangible Assets
The Company reviews the recoverability of its long-lived assets, such as property and equipment and intangible assets with finite lives, whenever events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Any impairment of these assets must be considered prior to the Company's impairment review of goodwill. The assessment of impairment is based on the Company's ability to recover the carrying value of the asset by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset group.
Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount expected for the acquisition of a long-lived asset, current period negative cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset.
The Company assesses the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If undiscounted cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between estimated fair value and carrying value. An impairment loss on intangible assets is reported as “Impairment of intangible assets” in the consolidated and combined statements of operations. Assets to be disposed of are written-down to the greater of fair value or salvage value. Estimated fair values are based on assumptions regarding the amount and timing of estimated future cash flows and appropriate discount rates to reflect varying degrees of perceived risk.
Fair Value Measurements
Under the FASB's guidance, fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., “the exit price”).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. The FASB's guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect a company's judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1-Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.
Level 2-Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
Level 3-Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability is classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation.
The FASB's guidance requires that the valuation techniques used are consistent with at least one of the three possible approaches: the market approach, income approach, and/or cost approach. The Company's Level 2 valuations use the market approach and are based on significant other observable inputs such as quoted prices for financial instruments not traded on a daily basis.
The FASB's guidance relating to the fair value option for financial assets and financial liabilities permits an instrument-by-instrument irrevocable election to account for selected financial instruments at fair value. The Company elected not to apply the fair value option to any eligible financial assets or financial liabilities.
The Company also elected not to apply the fair value option for non-financial assets and non-financial liabilities.
Derivative Instruments and Hedge Accounting
As part of the Company's risk management strategy, it uses derivative financial instrument, primarily forward contracts to hedge against certain foreign currency exposures. The Company recognizes all derivatives as either assets or liabilities in the consolidated and combined balance sheets at their fair value on a trade date basis. Short-term derivatives in a gain position are reported in “Prepaid expenses and other current assets” in the consolidated and combined balance sheets and derivatives in a loss position are recorded in “Other current liabilities” in the consolidated and combined balance sheets. The Company does not have long-term derivatives as of January 31, 2013 and 2012.
In order to qualify for hedge accounting, the Company formally documents at the inception of each hedging relationship the hedging instrument, the hedged item, the risk management objective and strategy for undertaking each hedging relationship, and the method used to assess hedge effectiveness, which includes the Company's assessment of the creditworthiness of each party and their ability to comply with the contractual terms of the hedging derivative.
When derivative financial instruments qualify for cash flow hedge accounting, the Company records the effective portion of changes in fair value as part of other comprehensive income (loss) in the consolidated and combined statements of equity. When the hedged item is recognized in the consolidated and combined statements of operations, the related derivative gain or loss is reclassified from “Accumulated other comprehensive income (loss)” in the consolidated and combined statements of equity to the consolidated and combined statements of operations within the line item in which the hedged item is recorded. The

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

cash flows from a derivative financial instrument qualifying for cash flow hedge accounting are classified in the consolidated and combined statements of cash flows in the same category as the cash flows from the hedged item.
If a derivative financial instrument does not qualify for hedge accounting, the Company records the changes in fair value of derivative instruments in “Other (expense) income, net” in the consolidated and combined statements of operations.
The Company does not purchase, hold or sell derivative financial instruments for trading and speculative purposes.
Concentration of Credit Risk
Financial instruments, which potentially expose the Company to credit risk, consist primarily of investments, derivatives and accounts receivable. From time to time, the Company invests excess cash in high credit-quality financial institutions and invests primarily in money market funds placed with major banks and financial institutions and corporate commercial paper. We believe the financial institutions that hold our cash and liquid investments are financially sound and accordingly minimal credit risk exists with respect to these balances.
A significant portion of accounts receivable are with communication service providers. However, the concentration of credit risk is diversified due to the large number of commercial and government entities comprising the Company's customer base and their dispersion across different industries and geographic regions. The Company manages credit risk on trade accounts receivable by performing ongoing credit evaluations of its customers' financial condition and limiting the extension of credit when deemed necessary.
For the fiscal years ended January 31, 2013 and 2011, one customer represented approximately 14% and 15%, respectively, of total revenue, in which revenue is attributable to the Comverse VAS segment and Comverse Other. No other customer accounted for 10% or more of total revenue for the fiscal years ended January 31, 2013, 2012 or 2011. No customer accounted for more than 10% of combined accounts receivable as of January 31, 2013 or 2012. The Company believes that no significant customer credit risk exists other than what is reserved.
The Company depends on a limited number of suppliers and manufacturers for certain components and is exposed to the risk that these suppliers and manufacturers will not be able to fill our orders on a timely basis and at the specifications we require.
Revenue Recognition
The Company reports its revenue in two categories: (i) product revenue, including hardware and software products; and (ii) service revenue, including revenue from professional services, training services and post-contract customer support (“PCS”). Professional services primarily include installation, customization and consulting services.
The Company's revenue is accounted for in accordance with the FASB's guidance relating to multiple element arrangements entered into or materially modified on or after February 1, 2011 that include hardware which functions together with software to provide the essential functionality of the product. Revenue recognition for software and (or) services arrangements are accounted under the FASB's new guidance applicable to multiple element arrangements. In applying the FASB's guidance, the Company exercises judgment and uses estimates in determining the revenue to be recognized in each accounting period.
For arrangements that do not require significant customization of the underlying software, the Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped and the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all other pertinent criteria are met as required by the FASB's guidance.
In certain instances, payment terms extend beyond the Company's customary practices. In these situations, if a customer does not have an adequate history of abiding by its contractual payment terms without concessions, the sales price is not considered fixed or determinable. As such, revenue recognition commences upon collection, provided all other revenue recognition criteria have been met.
Under certain contractual arrangements, the Company is required to pay a penalty or liquidated damages if delivery of the Company's products and installation services are not completed by a certain date. In other arrangements, the Company has guaranteed product performance and warranty service response rates, which, if not met, can result in penalties. The Company assesses whether such penalties are akin to a warranty provision or contingent revenue. To the extent that the penalties are akin to a warranty provision, the Company accounts for such penalties or liquidated damages in accordance with the FASB's guidance relating to contingencies.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Shipping and handling amounts billed to the Company's customers are included in product revenue and the related shipping and handling costs are included in product costs.
The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue producing transactions.
The following are the specific revenue recognition policies for each major category of revenue.
Multiple Element Arrangements
Revenue arrangements may incorporate one or more elements in a single transaction or combination of related transactions. In September 2009, the FASB issued revenue recognition guidance applicable to multiple element arrangements, which applies to multiple element revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance; and addresses how to separate consideration related to each element in a multiple element arrangement, excluding software arrangements, and establishes a hierarchy for determining the selling price of an element. It also eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all elements using the relative selling price method.
Certain of the Company's multiple element arrangements include hardware that functions together with software to provide the essential functionality of the product. Therefore, such arrangements entered into or materially modified on or after February 1, 2011 are no longer accounted for in accordance with the FASB's software accounting guidance. Accordingly, the selling price used for each deliverable is based on vendor specific objective evidence (“VSOE”) of fair value, if available, third party evidence (“TPE”) of fair value if VSOE is not available, or the Company's best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. In determining the units of accounting for these arrangements, the Company evaluates whether each deliverable has stand-alone value as defined in the FASB's guidance. Given that the hardware and software function together to provide the essential functionality of the product and each element is critical to the overall tangible product sold, neither the software nor the hardware have stand-alone value. Professional services performed prior to the product's acceptance do not have stand-alone value and are therefore combined with the related hardware and software as one non-software deliverable. After determining the fair value for each deliverable, the arrangement consideration is allocated using the relative selling price method. Revenue is recognized accordingly for each deliverable once the respective revenue recognition criteria are met for that deliverable.
The Company has not yet established VSOE of fair value for any element other than PCS for a portion of its arrangements. Generally, the Company is not able to determine TPE because its offerings contain a significant level of differentiation such that the comparable pricing of substantially similar products or services cannot be obtained. When the Company is unable to establish fair value of its non-software deliverables using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which it would transact a sale if the product or service were sold on a stand-alone basis, which requires significant judgment. The Company determines BESP for a product or service by considering multiple factors, including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and customer classes. The Company exercises judgment and uses estimates in determining the revenue to be recognized in each accounting period.
The majority of multiple element arrangements contain at least two of the following elements: (1) tangible product (hardware, software, and professional services performed prior to the product's acceptance), (2) PCS, (3) training, and (4) post acceptance services. The Company's tangible products are rarely sold separately. In addition, the Company's tangible products are complex, and contain a high degree of customizations such that the Company is unable to demonstrate pricing within a pricing range to establish BESP as very few contracts are comparable. Therefore, the Company has concluded that cost plus a target gross profit margin provides the best estimate of the selling price.
PCS, training, and post acceptance services have various pricing practices based on several factors, including the geographical region of the customer, the size of the customer's installed base, the volume of services being sold and the type or class of service being performed. As noted above, the Company has VSOE of PCS for a portion of its arrangements. For PCS, the Company uses its minimum substantive VSOE thresholds by region plus a reasonable margin as the basis to estimate BESP of PCS for transactions that do not meet the VSOE criteria. For training and post-acceptance services, the Company performs an annual study of stand-alone training and post-acceptance sales to arrive at BESP. While the study does not result in VSOE, it is useful in determining the Company's BESP.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

With the exception of arrangements that require significant customization of the product to meet the particular requirements of the customer, which are accounted for using the percentage-of-completion method, the initial revenue recognition for each non-software product only deliverable is generally upon completion of the related professional services.
For all multiple element arrangements without hardware, the Company allocates revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on VSOE of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If the Company is unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, the Company recognizes the arrangement fee ratably over the PCS period.
PCS revenue is derived primarily from providing technical software support services, unspecified software updates and upgrades to customers on a when and if available basis. PCS revenue is recognized ratably over the term of the PCS period. When PCS is included within a multiple element arrangement and the arrangement is within the scope of the software revenue guidance, the Company primarily utilizes the substantive renewal rate to establish VSOE of fair value for PCS.
The Company's policy for establishing VSOE of fair value for professional services and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple element arrangement. The Company has not yet established VSOE of fair value for any element other than PCS.
When using the substantive renewal rate method, the Company may be unable to establish VSOE of fair value for PCS because the renewal rate is deemed to be non-substantive or there are no contractually-stated renewal rates. If the stated renewal rate is non-substantive, the entire arrangement fee is recognized ratably over the estimated economic life of the product (five to eight years) beginning upon delivery of all elements other than PCS. The Company believes that the estimated economic life of the product is the best estimate of how long the customer will renew PCS. If there is no contractually stated renewal rate, the entire arrangement fee is recognized ratably over the relevant contractual PCS term beginning upon delivery of all elements other than PCS.
In certain multiple element arrangements, the Company is obligated to provide training services to customers related to the operation of the Company's software products. These training services are either provided to the customer on a “defined” basis (limited to a specified number of days or training classes) or on an “as-requested” basis (unlimited training over a contractual period).
For multiple element arrangements containing as-requested training obligations that are within the scope of the software revenue guidance, the Company recognizes the total arrangement consideration ratably over the contractual period during which the Company is required to “stand ready” to perform such training, provided that all other criteria for revenue recognition have been met.
For multiple element arrangements containing defined training obligations, the training services are typically provided to the customer prior to the completion of the installation services. For multiple element arrangements that are not within the scope of the software guidance, training is treated as a separate deliverable and recognized when delivered. For arrangements that are within the scope of the software revenue guidance, because revenue recognition does not commence until the completion of installation, the defined training obligations do not impact the timing of recognition of revenue. In certain circumstances in which training is provided after the end of the installation period, the Company commences revenue recognition upon the completion of training, provided that all other criteria for revenue recognition have been met.
In its multiple element arrangements the Company may offer a discount on future purchases of products and services. A discount is considered an additional element of an arrangement if the discount is considered more than insignificant. A more-than-insignificant discount with respect to future purchases is a discount that is: (i) incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, (ii) incremental to the range of discounts typically given in comparable transactions, and (iii) significant. Insignificant discounts and discounts that are not incremental do not affect revenue recognition. If the discount is considered more than insignificant, then a portion of the fee received is deferred and recognized as revenue as the future purchases are made by the customer or upon expiration of the period that the discount is available.
Some of the Company's arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is typically recognized in accordance with the FASB's guidance for long-term construction type contracts using the percentage-of-completion (“POC”) method.
The determination of whether services entail significant customization requires judgment and is primarily based on alterations to the features and functionality to the standard release, complex or unusual interfaces as well as the amount of hours

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

necessary to complete the customization solution relative to the size of the contract. Revenue from these arrangements is recognized on the POC method based on the ratio of total hours incurred to date compared to estimated total hours to complete the contract.
Management is required to make judgments to estimate the total estimated costs and progress to completion. Changes to such estimates can impact the timing of the revenue recognition period to period. The Company uses historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within the Company's control. If some level of profitability is assured, but the related revenue and costs cannot be reasonably estimated, then revenue is recognized to the extent of costs incurred until such time that the project's profitability can be estimated or the services have been completed. If the Company determines that based on its estimates its costs exceed the sales price, the entire amount of the estimated loss is accrued in the period that such losses become known.
The change in profit estimate of one Comverse BSS contract accounted for under the percentage of completion method negatively impacted income from operations by $14.8 million during the fiscal year ended January 31, 2013.
Revenue derived from sales to distributors, resellers, and value-added resellers are recognized when the resellers in turn sell the software product to their customers and installation of the software product has occurred, provided all other revenue recognition criteria are met. This is commonly referred to as the sell-through method. The contractual arrangements between the reseller and end user, or between the reseller and the Company, generally obligate the Company to provide services to the end user that are subject to end user acceptance. Further, payment terms are generally subject to the reseller's receiving payment from the end user and the end user's acceptance of the product. Therefore, the Company defers recognition until there is a “sell-through” by the reseller to an actual end user customer and acceptance by the end user.
In the consolidated and combined statements of operations, the Company classifies revenue as product revenue or service revenue. For multiple element arrangements that include both product and service elements, management evaluates various available indicators of fair value and applies its judgment to reasonably classify the arrangement fee between product revenue and service revenue. The amount of multiple element arrangement fees classified as product and service revenue based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenue if VSOE of fair value for all elements existed. The allocation of multiple element arrangement fees between product revenue and service revenue, when VSOE of fair value for all elements does not exist, is for consolidated and combined financial statement presentation purposes only and does not affect the timing or amount of revenue recognized.
In determining the amount of a multiple element arrangement fee that should be classified between product revenue and service revenue, the Company first allocates the arrangement fee to product revenue and PCS (PCS is classified as service revenue) based on management's estimate of fair value for those elements. The remainder of the arrangement fee, which is comprised of all other service elements, is allocated to service revenue. The estimate of fair value of the product element is based primarily on management's evaluation of direct costs and reasonable profit margins on those products. This was determined to be the most appropriate methodology as the Company has historically been product-oriented with respect to pricing policies which facilitates the evaluation of product costs and related margins in arriving at a reasonable estimate of the product element fair value. Management's estimate of reasonable profit margins requires significant judgment and consideration of various factors, such as the impact of the economic environment on margins, the complexity of projects, the stability of product profit margins and the nature of products. The estimate of fair value for PCS is based on management's evaluation of the weighted-average of PCS rates for arrangements for which VSOE of fair value of PCS exists.
Post-Contract Customer Support Renewals
The Company's multiple element arrangements typically provide for renewal of PCS terms upon expiration of the original term. The amounts of these PCS renewals are recognized as revenue ratably over the specified PCS renewal period.
Professional Services Only Arrangements
Based on the type and nature of its professional-services-only arrangements, the Company recognizes revenue using either the proportional performance method, ratable recognition, completed performance method or on a time and materials basis. For fixed-fee arrangements recognized based on the proportional performance method, the Company typically measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. For fixed-fee arrangements recognized based on the completed performance method, the Company recognizes revenue once the services are

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

completed and there are no other obligations of the Company. The Company recognizes revenue for time and materials arrangements as the services are performed based on contractually stipulated billing rates.
Product and Service Costs
The Company's product and service cost of revenue primarily consists of hardware and software material costs and compensation and related expenses for personnel involved in the customization of the Company's products for customer delivery, contractor costs, maintenance and professional services, such as installation costs and training, royalties and license fees, depreciation of equipment used in operations, amortization of capitalized software costs and certain purchased intangible assets and related overhead costs.
When revenue is recognized over multiple periods in accordance with the Company's revenue recognition policies, the material cost, including hardware and third party software license fees are deferred and amortized over the same period that product revenue is recognized. These costs are recognized as “Deferred cost of revenue” on the consolidated and combined balance sheets. However, the Company has made an accounting policy election whereby the cost for installation and other service costs are expensed as incurred, except for arrangements recognized in accordance with the FASB's guidance for long-term construction type contracts.
For certain contracts where revenue is recognized in accordance with the FASB's guidance for long-term construction type contracts, revisions in estimates of costs are reflected in the accounting period in which the facts that require the revision become known. These costs include all direct material and labor costs and overhead related to contract performance.
Research and Development, Net
Research and development expense primarily consists of personnel-related costs involved in product development. Research and development expense also includes third party development and programming costs and the amortization of purchased software code and services content used in research and development activities. Research and development costs are expensed as incurred (see Note 15, Research and Development Arrangements).
The Company receives non-refundable grants that fund a portion of research and development expenditures. These grants are recorded as a reduction to “Research and development, net” in the consolidated and combined statements of operations.
Software Costs
Costs of software developed for internal use are capitalized in accordance with the FASB's guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. These costs are included in “Property and equipment, net” in the consolidated and combined balance sheets.
Sales and Marketing
Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions and other programs. In addition, the Company's customer acquisition and origination costs, including sales commissions are expensed when incurred, with the exception of certain sales referral fees that are capitalized and amortized ratably over the revenue recognition period. Advertising costs are expensed as incurred.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award derived using the Black-Scholes option-pricing model and the cost is recognized as expense ratably over the award's vesting period. The Black-Scholes model requires making certain assumptions used within the model, the most significant of which are the stock price volatility assumption over the term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. Other assumptions include the risk-free rate of return and dividends during the expected term.
The Company estimates expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on historical experience of Comverse employees while were employed by CTI prior to Share Distribution. The forfeiture assumption is adjusted to the actual forfeitures that occur. Therefore, changes in the forfeiture assumptions may impact the amount and timing of the total amount of expense

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.
The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date earlier of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty's performance is complete. Expenses related to nonemployee awards are generally recognized in the same period and in the same manner as the Company incurs the related liability for goods and services received.
In connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards on November 1, 2012. The replacement of CTI's equity-based compensation awards was considered a modification that resulted in a negligible increase in the fair value of the awards. The Company's combined statements of operations prior to the Share Distribution include expenses related to the Company's employee participation in the CTI plans.
APIC Pool
The long form method is used to determine the Company's pool of excess tax benefits available within CTI's additional paid-in capital. Excess tax benefits resulting from stock option exercises are recognized as additions to CTI's APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall is charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.
Income Taxes
Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense/benefit) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the acquisition method of accounting is recognized in the consolidated and combined statement of operations.
The Company was included in the CTI consolidated federal and certain combined state income tax returns. As such, the Company was not a separate taxable entity for U.S. federal and certain state income tax purposes. In addition, the Company did not have a written tax sharing agreement with CTI. The Company's provisions for income taxes and related balance sheet accounts were presented as if the Company were a separate taxpayer (“separate return method”). This method of allocating the CTI consolidated current and deferred income taxes was systematic, rational and consistent with the asset and liability method. The separate return method represented a hypothetical computation assuming that the reported revenue and expenses of the Company were incurred by a separate taxable entity. Accordingly, the reported provision for income taxes and the related balance sheet accounts (including but not limited to the NOL deferred tax assets) did not equal the amounts that were allocable to the Company under the applicable consolidated federal and state tax laws. Further, as the Company did not have a tax-sharing agreement with CTI in place, the expected payable was treated as a dividend to the parent.
From time to time, the Company has business transactions in which the tax consequences are uncertain. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws. In the normal course of business, the Company's tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments. In determining the Company's tax provision for financial reporting purposes, the Company establishes a liability for uncertain tax positions unless such positions are determined to be more-likely-than-not of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, the Company only recognizes tax benefits that it believes are more-likely-than-not of being sustained and then recognizes the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. There is considerable judgment involved in determining whether positions taken on the tax return are more-likely-than-not of being sustained and determining the likelihood of various potential settlement outcomes.
The Company adjusts its estimated liability for uncertain tax positions periodically because of new information discovered as a function of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

tax laws, regulations and interpretations. The combined tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate as well as any related estimated interest. The Company's policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense (see Note 20, Income Taxes).
As part of the Company's accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment charges associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the fiscal period any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to the Company's existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. The Company has taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Under the FASB's guidance, the income tax benefit from future releases of the acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the combined statements of operations, rather than as an adjustment to the purchase price allocation.
Accumulated Other Comprehensive Income
The following table summarizes our accumulated other comprehensive income as of the dates presented:

	January 31,
	2013	2012
	(In thousands)
Foreign currency translations	$21,276	$20,765
Cash flow hedges, net of tax	475	234
Accumulated other comprehensive income	$21,751	$20,999
Contingencies
Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable.
Restructuring
The Company has developed and implemented restructuring initiatives to improve efficiencies across the organization, reduce operating expenses, and better align our resources to market conditions. As a result of these plans, the Company has recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of our workforce, office closures, losses on subleases and contract termination costs.
The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred, as opposed to when management commits to an exit plan. The Company measures the liabilities associated with exit and disposal activities at fair value. One-time termination benefits are expensed at the date the employees are notified, unless the employees must provide future services beyond a minimum retention period, in which case the benefits are expensed ratably over the future service periods.
Certain employees included in a termination plan may include employees in countries which require the Company by law to pay mandatory severance for involuntary termination based on years of service. A liability for the cost of the benefits would be recognized when payment is probable and estimable.
The Company recognizes a liability for office closures measured at its fair value when the Company ceases using the rights conveyed by the contract, based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease. This liability is further reduced by estimated sublease rentals that could be reasonably obtained for the property regardless of the intention of the lessee to sublease the premises.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.	RECENT ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in equity. The guidance was effective for the Company for the interim period ended January 31, 2012. The adoption of this guidance did not materially impact the Company’s consolidated and combined financial statements.

3.	EXPENSE ALLOCATIONS AND SHARE DISTRIBUTION AGREEMENTS
Expense Allocations
CTI provided a variety of services to the Company prior to the Share Distribution. CTI directly assigned, where possible, certain general and administrative costs to the Company based on actual use of those services. Where direct assignment of costs is not possible, or practical, CTI used other indirect methods to estimate the allocation of costs. Allocated costs include general support services such as information technology, legal services, human resource services, general accounting and finance, and executive support. Substantially all of these allocations are reflected in “Selling, general, and administrative” expenses in the Company’s consolidated and combined statements of operations.
Employee compensation and overhead expenses were allocated utilizing a time study of CTI employees’ percentage of time spent on Company-related matters. External vendor expenses were allocated based on information provided by the vendor or an internal analysis of benefits derived by the Company from the services incurred by CTI.
The Company considers these expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as an independent company. Actual costs which may have been incurred if the Company had been an independent company for the fiscal years ended January 31, 2013, 2012 and 2011 would depend on a number of factors, including how the Company chose to organize itself, and what, if any, functions were outsourced or performed by the Company’s employees.
The following table presents the expense allocations from CTI reflected in the Company’s consolidated and combined statements of operations:

	Fiscal Years Ended January, 31
	2013	2012	2011
	(In thousands)
Employee compensation expenses	$2,623	$6,665	$8,845
Overhead expenses and external vendor expenses	3,396	8,800	74,050
Total	$6,019	$15,465	$82,895
Net Investment of CTI
CTI primarily used a centralized approach for cash management and for financing of its operations with all related activity between the Company and CTI, reflected as equity transactions in “Net investment of CTI” in the combined balance sheet as of January 31, 2012. Intercompany transactions between the Company and CTI primarily included: (i) borrowings from CTI used to fund operations and capital expenditures, as well as repayment thereof and (ii) allocations of CTI’s corporate expenses identified above. As disclosed in Note 1, in connection with the Share Distribution, the Company recapitalized its Net Investment of CTI with the issuance of the Company's common stock.
Certain loan arrangements between CTI and the Company that were not included in “Net investment of CTI” are disclosed in Note 11, Debt and Note 23, Related Party Transactions.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Share Distribution Agreements
The Company entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with CTI in connection with the Share Distribution. In particular, the Distribution Agreement, among other things, provides for the allocation between the Company and CTI of various assets, liabilities and obligations attributable to periods prior to the Share Distribution. Under the Distribution Agreement, the Company agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of the Company's indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that are known by CTI but not included on the net worth statement delivered by CTI at the closing of the Verint Merger. The Company's uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to the Company's business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of the Company (including but not limited to the Israeli optionholder suits discussed in Note 25, Commitment and Contingencies); any failure by the Company to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of the Company; claims related to the Starhome Disposition; certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. CTI has agreed to place $25.0 million in escrow to support indemnification claims to the extent made against the Company by CTI and its affiliates (including Verint after the Verint Merger), and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company. The escrow funds cannot be used for claims related to the Israeli optionholder suit. The Company also assumed all pre-Share Distribution tax obligations of each of the Company and CTI.
Under the transition services agreement, each of the Company and CTI provided the other with certain services on an interim basis. Amounts payable for services provided under the transition services agreement generally equaled the costs and expenses incurred by the party providing the services, and a significant portion of the services that the Company provided had fixed fees. The Company recognized $0.6 million as an offset to operating expenses in the fiscal year ended January 31, 2013 for services provided to CTI under the transition services agreement. CTI services provided to the Company were negligible.
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

4.	INVENTORIES
Inventories consist of the following:

	January 31,
	2013	2012
	(In thousands)
Raw materials	$17,318	$18,835
Work in process	7,436	8,290
Finished goods	46	150
	$24,800	$27,275
The Company recorded an inventory write-down of $3.7 million during the fiscal year ended January 31, 2013 for software licenses inventory which is no longer expected to be utilized.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

5.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of:

	January 31,
	2013	2012
	(In thousands)
Fixtures and equipment	$163,055	$171,579
Software	26,762	14,853
Leasehold improvements	17,510	14,980
	207,327	201,412
Less accumulated depreciation and amortization	(169,885)	(156,725)
Total	$37,442	$44,687

Depreciation and amortization expense of property and equipment was $17.7 million, $16.9 million and $20.2 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. The Company also wrote off and disposed of property and equipment, net of $0.4 million, $2.3 million and $0.9 million during the fiscal years ended January 31, 2013, 2012 and 2011, respectively, recorded in "Selling, general and administrative" in the consolidated and combined statement of operations.
On September 16, 2010, Comverse Ltd., an Israeli company and a wholly-owned subsidiary of the Company, entered into an agreement for the sale of land in Ra’anana, Israel to a third party for approximately $28.5 million. Approximately $27.1 million of such proceeds were received in the fiscal year ended January 31, 2011. The balance, originally held in escrow to cover, to extent necessary, any applicable taxes and levies, was received during the fiscal year ended January 31, 2012. The Company recorded a net gain of $2.4 million on the sale of this land in the fiscal year ended January 31, 2011.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

6.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the fiscal years ended January 31, 2013, 2012 and 2011 are as follows:

	Comverse BSS	Comverse VAS	Comverse Other (1)	Total
	(In thousands)
For the Year Ended January 31, 2011
Goodwill, gross, at January 31, 2010	$84,047	$66,037	$162,058	$312,142
Accumulated impairment losses at January 31, 2010	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2010	84,047	66,037	5,603	155,687
Effect of changes in foreign currencies and other	3	3	1	7
Goodwill, net, at January 31, 2011	$84,050	$66,040	$5,604	$155,694
For the Year Ended January 31, 2012
Goodwill, gross, at January 31, 2011	$84,050	$66,040	$162,059	$312,149
Accumulated impairment losses at January 31, 2011	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2011	84,050	66,040	5,604	155,694
Effect of changes in foreign currencies and other	(95)	(74)	(8)	(177)
Goodwill, net, at January 31, 2012	$83,955	$65,966	$5,596	$155,517
For the Year Ended January 31, 2013
Goodwill, gross, at January 31, 2012	$83,955	$65,966	$162,051	$311,972
Accumulated impairment losses at January 31, 2012	—	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2012	83,955	65,966	5,596	155,517
Impairment of Comverse MI goodwill	—	—	(5,605)	(5,605)
Effect of changes in foreign currencies and other	37	29	9	75
Goodwill, net, at January 31, 2013	$83,992	$65,995	$—	$149,987
Balance at January 31, 2013
Goodwill, gross, at January 31, 2013	$83,992	$65,995	$162,060	$312,047
Accumulated impairment losses at January 31, 2013	—	—	(162,060)	(162,060)
Goodwill, net, at January 31, 2013	$83,992	$65,995	$—	$149,987

(1)
The amount of goodwill in “Comverse Other” is attributable to Comverse MI and Netcentrex. The goodwill associated with Netcentrex was impaired during the fiscal year ended January 31, 2009 and prior fiscal years. The goodwill associated with Comverse MI was impaired during the fiscal year ended January 31, 2013.

The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. Under the Company's current segment structure, the Comverse BSS and Comverse VAS segments have been evaluated and it has been determined that for each segment the fair value significantly exceeds the book value.
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
The Company used the adjusted net asset value method to determine the fair value of its Comverse MI reporting unit. Within this method, the Company estimated the amount a market participant would be willing to pay for each of the individual assets of the Comverse MI reporting unit, net of liabilities. The Company's estimate was based on a number of subjective factors, including: (i) the realizable value resulting from the sale of accounts receivables and inventory, and fixed assets, (ii) the

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

magnitude and timing of future revenue streams associated with Comverse MI's technology and trademarks, and (iii) an estimated discount rate with which to calculate the net present value of forecasted cash flows.

7.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

		January 31,
	Useful Life	2013	2012
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$98,000	$98,002
Customer relationships	6 to 10 years	35,831	35,784
Trade names	3 to 10 years	3,400	3,400
Total Intangible Assets		137,231	137,186
Accumulated amortization:
Acquired technology		98,000	86,977
Customer relationships		27,922	24,775
Trade names		3,400	3,400
		129,322	115,152
Total		$7,909	$22,034
Acquired intangible assets, net relate to the Comverse BSS segment as of January 31, 2013 and 2012.
Amortization of intangible assets was $14.1 million, $17.3 million and $18.5 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. In connection with its testing of goodwill for impairment, the Company also tested long-lived assets, including finite-lived intangible assets. The Company did not record an impairment charge related to finite-lived intangible assets for the fiscal years ended January 31, 2013, 2012 and 2011.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2014	$2,768
2015	2,768
2016	2,373
$7,909

8.	OTHER ASSETS
Other assets consisted of the following:

	January 31
	2013	2012
	(In thousands)
Severance pay fund (1)	$36,273	$35,510
Deposits	1,671	1,545
Long-term tax receivable	22	18,338
Long-term restricted cash	14,030	9,753
Other (2)	2,009	446
	$54,005	$65,592

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

(1)	Represents deposits into insurance policies to fund severance liability of the Company's Israeli employees (see Note 14, Other Long-Term Liabilities).

(2)	Includes a $1.1 million cost-method investment in a subsidiary of a significant customer.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	January 31,
	2013	2012
	(In thousands)
Accrued compensation and benefits	$56,924	$60,374
Accounts payable	46,839	42,641
Accrued legal, audit and professional fees	2,860	4,530
Accrued taxes-other than income taxes	30,840	34,500
Accrued commissions	13,242	16,370
Accrued outside services-contractors	17,110	11,485
Accrued workforce reduction and restructuring	5,639	3,672
Accrued travel and entertainment	3,138	3,862
Other accrued expenses (1)	9,019	10,339
	$185,611	$187,773

(1)	Includes liabilities related to the Company’s 401(k) Plans.
The Company maintains a 401(k) plan for its full-time employees. These plans allow eligible employees to elect to contribute up to 60% of their annual compensation, subject to the prescribed maximum amount. The Company matches employee contributions at a rate of 50%, limited to a maximum annual matched contribution of $2,000 per employee. Employee contributions are always fully vested. The Company’s matching contributions for each year vest on the last day of the calendar year providing the employee remains employed with the Company on that day. The Company’s matching contributions to the 401(k) plan amounted to $0.9 million, $0.9 million and $1.0 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.
.

10.	RESTRUCTURING
The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions. Restructuring charges are recorded within Other operating expenses in the consolidated and combined statements of operations.
Fourth Quarter 2012 Initiatives
During the fourth quarter of fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. The aggregate cost of the plan is approximately $8.1 million of severance-related costs and $4.2 million of facilities-related costs. In relation to this restructuring plan, the Company recorded severance-related costs of $3.7 million and facilities-related costs of $0.8 million for the fiscal year ended January 31, 2013. The severance and facilities-related costs accrued under the plan are expected to be paid by January, 2014 and May 2017, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the second half of the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue. The Company implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity, and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. In relation to these restructuring plans, the Company recorded severance-related costs of $0.5 million, $12.6 million and $11.6 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively, and facilities-related costs of $0.4 million, $0.2 million and $0.2 million for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. During the fiscal years ended January 31, 2013, 2012 and 2011, the Company paid severance-related costs of $2.9 million, $12.4 million and $9.1 million, respectively. During the fiscal years ended January 31, 2012 and 2011, the Company paid facilities-related costs of $0.3 million and $0.1 million, respectively.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2011, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2012, the Company began the second phase of its Netcentrex restructuring plan. In relation to these initiatives, the Company recorded severance-related costs of $7.6 million and $10.9 million for the fiscal years ended January 31, 2012 and 2011, respectively, and facilities-related costs of $0.9 million and $0.1 million for the fiscal years ended January 31, 2013 and 2012, respectively. During the fiscal years ended January 31, 2013, 2012 and 2011, the Company paid severance-related costs of $0.6 million, $9.3 million and $8.0 million, respectively, and paid facilities-related costs of $0.5 million and $0.1 million in the fiscal years ended January 31, 2013 and 2012, respectively.
First Quarter 2010 Restructuring Initiative
During the first quarter of the fiscal year ended January 31, 2011, the Company’s management approved a restructuring plan to eliminate staff positions and close certain facilities in order to streamline the Company’s activities. The aggregate severance-related and facilities-related costs of $6.0 million and $1.0 million, respectively, were recorded during the fiscal year ended January 31, 2011. Severance-related and facilities-related costs of $6.0 million and $0.9 million, respectively, were paid during the fiscal year ended January 31, 2011. The remaining costs of $0.1 million were paid during the fiscal year ended January 31, 2012.
Pre 2010 Initiatives
During prior fiscal years, management implemented a number of restructuring programs. These programs had various objectives, including changes to organizational structure and product offerings, to better align its cost structure with the business environment and to improve the efficiency of its operations through reductions in workforce, restructuring of operations, abandoning and closing certain facilities, innovations to enhance the quality of its product offerings to better meet its customers’ needs and improve delivery and service capabilities.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table represents a roll forward of the workforce reduction and restructuring activities noted above:

	2012 Initiative		Third Quarter 2010 Initiative (1)		Netcentrex 2010 Initiative		First Quarter 2010 Initiative		Pre 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2010	$—	$—	$—	$—	$—	$—	$—	$—	$699	$4,487	$5,186
Charges	—	—	11,600	191	10,885	—	6,035	1,007	18	314	30,050
Change in assumptions	—	—	—	—	—	—	—	—	(120)	4	(116)
Translation adjustments	—	—	—	—	—	—	—	—	—	—	—
Paid or utilized	—	—	(9,138)	(105)	(7,975)	—	(6,029)	(913)	(370)	(4,776)	(29,306)
January 31, 2011	$—	$—	$2,462	$86	$2,910	$—	$6	$94	$227	$29	$5,814
Charges	—	—	12,611	211	7,621	52	16	13	274	82	20,880
Change in assumptions	—	—	(140)	—	(12)	—	(3)	—	1	2	(152)
Translation adjustments	—	—	—	—	(7)	—	—	—	—	—	(7)
Paid or utilized	—	—	(12,447)	(289)	(9,334)	(52)	(19)	(107)	(502)	(113)	(22,863)
January 31, 2012	$—	$—	$2,486	$8	$1,178	$—	$—	$—	$—	$—	$3,672
Charges	3,718	835	525	425	13	897	—	—	—	—	6,413
Change in assumptions	—	—	(128)	(8)	(372)	—	—	—	—	—	(508)
Translation adjustments and other	(2)	66	(2)	—	—	—	—	—	—	—	62
Paid or utilized	(3)	(16)	(2,881)	(34)	(607)	(459)	—	—	—	—	(4,000)
January 31, 2013	$3,713	$885	$—	$391	$212	$438	$—	$—	$—	$—	$5,639

(1)	Includes charges attributable to the Phase II Business Transformation.

11.	DEBT
Debt incurred by the Company as of January 31, 2012 was primarily extended by CTI. There were no outstanding debt amounts as of January 31, 2013.
Comverse Ltd. Lines of Credit
As of January 31, 2013 and 2012, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of January 31, 2013 and 2012, Comverse Ltd. had utilized $17.2 million and $17.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
 As of January 31, 2013 and 2012, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2013 and 2012, Comverse Ltd. had no outstanding borrowings under the line of credit. As of January 31, 2013 and 2012, Comverse Ltd. had utilized $8.0 million and $3.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

and bank time deposits” and long-term restricted cash included in “Other assets” within the consolidated and combined balance sheets as of January 31, 2013 and 2012.
Note Payable to CTI
On January 11, 2011, the Company entered into a promissory note to borrow up to $10.0 million from CTI, with the note scheduled to mature on January 11, 2016. Borrowings could be prepaid by the Company without penalty. The contractual interest rate applicable to borrowings under this promissory note was LIBOR plus 4.0%. The interest expense was $0.5 million and $0.4 million for the fiscal years ended January 31, 2013 and 2012, respectively. The amount owed to CTI as of January 31, 2012, including accrued interest, was approximately and $8.5 million. The note payable balance to CTI of $9.4 million as of October 31, 2012 was settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution.
Loan Agreement with CTI
On May 9, 2012, the Company entered into a revolving loan agreement (the “Loan Agreement”) with CTI, pursuant to which CTI extended the Company a $25.0 million revolving credit facility. Borrowings under the Loan Agreement were used to fund the Company’s operating expenses and working capital needs. The borrowings of $9.0 million under the loan agreement with CTI were settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution on October 31, 2012, at which time the Loan Agreement was terminated. The interest expense was $0.1 million for the fiscal year ended January 31, 2013.
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

12.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the fiscal years ended January 31, 2013, 2012 and 2011, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.
Forward Contracts
During the fiscal years ended January 31, 2013, 2012 and 2011, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the consolidated and combined statement of comprehensive loss. Such amounts are reclassified to the consolidated and combined statements of operations when the effects of the item being hedged are recognized in the consolidated and combined statements of operations. The Company’s derivatives outstanding as of January 31, 2013 are short-term in nature and are due to contractually settle within the next twelve months.
Embedded Derivative
The Company has entered into a lease agreement whereby the lease payments are indexed to a non-functional currency exchange rate subject to a floor. The fair value of this embedded derivative is measured at fair value and adjusted each reporting period through the statement of operations.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the Company’s derivative positions and their respective fair values:

	January 31, 2013
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$21,557	Prepaid expenses and other current assets	$475
Total assets			$475
Liabilities
Embedded derivative
Long-term	7,138	Other long-term liabilities	$429
Total liabilities			$429

	January 31, 2012
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$36,600	Prepaid expenses and other current assets	$236
Total assets			$236
The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	January 31, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$98	$(141)	$—
Total	$98	$(141)	$—

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	January 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$1,741	$2,334	$—
Total	$1,741	$2,334	$—

	January 31, 2011
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$1,770	$1,665	$—
Total	$1,770	$1,665	$—

(1)	Amounts reclassified from accumulated other comprehensive income (“OCI”) into the statement of operations are classified as operating expenses.
There were no gains or losses from ineffectiveness of these hedges recorded for the fiscal years ended January 31, 2013, 2012 and 2011.
The components of OCI related to cash flow hedges are as follows:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the year	$234	$853	$724
Unrealized losses (gains) on cash flow hedges	(48)	1,758	1,897
Reclassification adjustment for gains (losses) included in net gain (loss)	159	(2,388)	(1,752)
Changes in accumulated OCI on cash flow hedges, before tax(1)	111	(630)	145
Other comprehensive (loss) income attributable to noncontrolling interest	—	11	(16)
OCI related to discontinued operations	130	—	—
Changes in accumulated OCI on cash flow hedges	241	(619)	129
Accumulated OCI related to cash flow hedges, end of the year	$475	$234	$853

(1)	There was no tax impact on OCI related to cash flow hedges for the fiscal years ended January 31, 2013, 2012 and 2011.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

13.	FAIR VALUE MEASUREMENTS
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
Money Market Funds. The Company values these assets using quoted market prices for such funds.
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
The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:
 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2013

	January 31, 2013
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,391	$—	$9,391
Money market funds (1)	38,503	—	—	38,503
Derivative assets	—	475	—	475
	$38,503	$9,866	$—	$48,369
Financial Liabilities:
Embedded Derivative	$—	$429	$—	$429
	$—	$429	$—	$429

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2012

	January 31, 2012
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,383	$—	$9,383
Derivative assets	—	236	—	236
	$—	$9,619	$—	$9,619

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

(1)
As of January 31, 2013, $9.4 million of commercial paper and $38.5 million of money market funds were classified in “Cash and cash equivalents” within the consolidated balance sheet. As of January 31, 2012, $9.4 million of commercial paper were classified in “Cash and cash equivalents” within the combined balance sheet.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company measures non-financial assets, classified within Level 3 of the fair value hierarchy, including goodwill, intangible assets and property, plant and equipment, at fair value when there is an indication of impairment. These assets are recorded at fair value only when an impairment charge is recognized. The Company has elected not to apply the fair value option for non-financial assets and non-financial liabilities. For further details regarding impairment reviews, see Note 1, Organization, Business and Summary of Significant Accounting Policies.
During the fiscal year ended January 31, 2013, the Company recorded a goodwill impairment charge of approximately $5.6 million. The Company used the adjusted net asset value method to determine the fair value of its Comverse MI reporting unit, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. Within this method, the Company estimated the amount a market participant would be willing to pay for each of the individual assets of the Comverse MI reporting unit, net of liabilities (see Note 6, Goodwill).
The carrying amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable and accounts payable are reasonable estimates of their fair value.

14.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	January 31,
	2013	2012
	(In thousands)
Liability for severance pay	$48,421	$47,044
Tax contingencies	114,205	96,533
Other long-term liabilities	6,250	3,861
Total	$168,876	$147,438
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
The gross severance liability as of January 31, 2013 and 2012 was $48.4 million and $47.0 million, respectively, and is included in “Other long-term liabilities” within the consolidated and combined balance sheets. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the consolidated and combined balance sheets as severance pay fund in the amounts of $36.3 million and $35.5 million as of January 31, 2013 and 2012, respectively.
For employees in Israel hired after January 2011, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee's rights upon retirement. The Company is fully relieved from any severance pay liability with respect to each such employee for the amount funded on behalf of the employee. The liability accrued in respect of these employees and the amounts funded, as of the respective agreement dates, are not reflected in the Company's balance sheets, as the amounts funded are not under the control and management of the Company and the pension or severance pay risks have been irrevocably transferred to the applicable insurance companies.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

15.	RESEARCH AND DEVELOPMENT ARRANGEMENTS
A portion of the Company’s research and development operations are located in Israel, where certain of the Company’s subsidiaries derive benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities in Israel. Certain of the Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the funding organization reimburses a portion of the Company’s research and development expenditures under approved project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacture of OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay increased royalties or a redemption fee calculated according to the applicable regulations.
The Company’s gross research and development expenses for the fiscal years ended January 31, 2013, 2012 and 2011 were $77.0 million, $94.3 million and $150.3 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2012, 2011 and 2010, were $0.5 million, $0.1 million and $1.5 million, respectively, which were recorded as a reduction to gross research and development expenses within “Research and development, net.”

16.	STOCK-BASED COMPENSATION
Comverse, Inc. 2012 Stock Incentive Compensation Plan
In October 2012, in connection with the Share Distribution the Company adopted the Comverse, Inc. 2012 Stock Incentive Compensation Plan (the "2012 Incentive Plan"). The following is a summary of the material terms of the 2012 Incentive Plan.
The 2012 Incentive Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation awards (referred to collectively as the "Awards") based on shares of the Company's common stock (referred to as "Shares"). The Company's employees, non-employee directors and consultants as well as employees and consultants of its subsidiaries and affiliates are eligible to receive Awards.
A total of 2.5 million Shares are reserved for issuance under future awards to be granted under the 2012 Incentive Plan following the effective date of the plan (referred to as the "Future Awards"). As of January 31, 2013, an aggregate of 61,784 Future Awards were granted under the plan.
The 2012 Incentive Plan is scheduled to terminate in October 2022. Options will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option, either incentive stock option or nonqualified stock options, may not be less than the fair market value of underlying shares on the date of grant, except for individuals who hold a 10% or more interest in CTI, for whom the exercise price of any Future Award may not be less than 110% of the share price. The term of each option may not exceed ten years (or, in the case of an incentive stock option granted to a 10% shareholder, five years). The maximum number of shares with respect to which any options may be granted to any grantee in any consecutive twelve (12) month period shall be 300,000 shares. In addition, the maximum number of shares with respect to which any stock appreciation rights may be granted to any grantee in any consecutive twelve (12) month period shall be 300,000 shares. The maximum amount of compensation under an award that is intended to constitute “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code (“Performance-Based Compensation Awards”) (other than options and stock appreciation rights) granted to any grantee in any consecutive twelve (12) month period shall be 150,000 shares and the maximum amount of Performance-Based Compensation Awards granted to any grantee in any consecutive twelve (12) month period shall be $10,000,000 if such Performance-Based Compensation Awards are denominated in cash rather than shares.
Replacement of CTI's Equity-Based Compensation Awards
Pursuant to the terms of the Share Distribution, certain awards that were previously granted under CTI's stock incentive plan to the Company's employees and consultants have been replaced by awards that relate to the Company's common stock and have been assumed by the 2012 Incentive Plan (referred to as the "Assumed CTI Awards"). A total of 5.0 million Shares

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

were reserved for issuance under the Assumed CTI Awards. Such reserved Shares may only be issued pursuant to the Assumed CTI Awards and may not be issued pursuant to any Future Awards. In connection with the Share Distribution, the Company issued 857,280 restricted stock units and 495,894 options to purchase shares of the Company's common stock to replace CTI Awards previously granted to the Company's employees. The treatment of the Assumed CTI Awards held by the Company's employees and consultants is described below.
Stock Option Awards
CTI options held by the Company's employees were replaced on November 1, 2012 with options for shares of the Company's common stock as described below, based on whether the CTI options had an exercise price that was (a) less than $10.52 per share (referred to as the "Group A options") or (b) equal to or greater than $10.52 per share (referred to as the "Group B options").
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
The following table presents CTI options held by the Company's employees and officers as of the Share Distribution date and the number of replacement options granted under the 2012 Incentive Plan:

Option	CTI's options	Replacement options granted under 2012 Plan
Group A options	374,800	77,526
Group B options	1,716,978	70,881
In the money options	1,533,699	347,487
Total options	3,625,477	495,894
Unvested Restricted Stock Units (RSUs) and Unvested Deferred Stock Units (DSUs)
On November 1, 2012, unvested CTI RSUs and unvested CTI DSUs held by the Company's officers and employees were replaced with the Company's RSUs. Following the Share Distribution date, the number of shares of the Company's common stock underlying the replaced RSUs was equal to (1) the number of CTI common shares underlying the CTI RSUs and CTI DSUs held as of the Share Distribution date multiplied by (2) a ratio, the numerator of which was equal to the published closing trading price of a CTI common share on the NASDAQ Stock Exchange (traded the “regular way”) on the day prior to the Share

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Distribution date and, the denominator of which was equal to the published closing trading price of a share of the Company's common stock on the NASDAQ Stock Exchange on November 1, 2012. In lieu of issuing fractional RSUs, a cash payment equal to the value of the fractioned share was made to the holders by the Company. All other terms and conditions of the Company's RSUs remain the same, including continued vesting pursuant to the current terms of the awards.
The following table presents CTI's RSUs and DSUs held by the Company's employees and officers as of the Share Distribution date and the number of replacement RSUs granted under the 2012 Incentive Plan:

Stock units	CTI's stock units	Replacement restricted stock units under the 2012 Incentive
RSUs	3,200,339	724,807
DSUs	584,667	132,473
Total	3,785,006	857,280
Company Share-Based Awards
Stock-based compensation expense associated with awards made by the Company, as well as historically allocated stock-based compensation expense from CTI, included in the Company’s consolidated and combined statements of operations are as follows:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands)
Stock options:
Product costs	$—	$7	$(26)
Service costs	31	49	(61)
Research and development, net	4	30	(79)
Selling, general and administrative	625	216	156
	660	302	(10)
Restricted/Deferred stock awards:
Service costs	1,620	469	281
Research and development, net	939	322	343
Selling, general and administrative	4,298	2,567	1,825
	6,857	3,358	2,449
Total	$7,517	$3,660	$2,439

Stock-based compensation expense associated with awards granted to Starhome's employees is included in discontinued operations and therefore not presented in the table above. For the fiscal years ended January 31, 2013, 2012, and 2011, such stock-based compensation expense was $0.5 million, $0.4 million and $1.3 million, respectively.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (collectively, “Restricted Awards”) to certain key employees and directors. For the fiscal year ended January 31, 2013, the Company granted Restricted Awards valued at $0.8 million, based on the fair market value of the Company’s common stock on the date of grant. The Company’s stock-based compensation associated with Restricted Awards, net of credits for forfeitures, for the fiscal year ended January 31, 2013, was $7.5 million primarily included in “Selling, general and administrative” expenses in the consolidated and combined statements of operations.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

As of January 31, 2013, 516,534 stock options to purchase the Company’s common stock and 838,560 Restricted Awards were outstanding and 2,438,216 shares were available for future grant under the 2012 Incentive Plan. The following table summarizes exercisable options and vested Restricted Awards:

	Stock Options Exercisable			Restricted Awards Vested
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Shares/ Units	Weighted Average Modified Date Fair Value
January 31, 2013	168,554	$39.99	5.0	2,794	$29.08

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the combined activity of the 2012 Incentive Plan from November 1, 2012 (the day following the Share Distribution) to January 31, 2013:

		Outstanding Options		Unvested Restricted Stock
	Shares Available for Grant	Shares (1)	Weighted Average Exercise Price	Shares	Weighted Average Modified/Grant Date Fair Value
Balance, November 1, 2012	2,500,000	495,894	$31.63	857,280	$29.08
Plan shares expired	—	—	—	—	—
Options granted	(34,121)	34,121	28.23	—	—
Options expired	—	—	—	—	—
Options cancelled(5)	—	(4,947)	47.21	—	—
Options forfeited	—	—	—	—	—
Options exercised	—	(8,534)	27.38	—	—
Deferred shares granted	(27,663)	—	—	27,663	27.59
Restricted shares vested (2)	—	—	—	(2,794)	29.08
Restricted shares forfeited(5)	—	—	—	(43,589)	29.08
Balance, January 31, 2013 (3)(4)	2,438,216	516,534	$31.33	838,560	$29.03

(1)	No options vested during the period ended January 31, 2013.

(2)	The total fair value of vested Restricted Awards during the period ended January 31, 2013 was $0.1 million.

(3)
The outstanding stock options as of January 31, 2013 include 347,980 unvested stock options with a weighted-average modified/grant date fair value of $2.23 per share, an expected term of 4 years and a total fair value of $3.2 million. The unrecognized compensation expense related to the remaining unvested stock options was $2.6 million which is expected to be recognized over a weighted-average period of 2.48 years. The cash received from the exercise of CTI stock options was $0.2 million during the year ended January 31, 2013.

(4)	As of January 31, 2013, the unrecognized compensation expense related to unvested Restricted Awards was $17.8 million which is expected to be recognized over a weighted-average period of 2.04 years.

(5)
During the year ended January 31, 2013, the number of stock options cancelled and restricted stocks units forfeited were 4,947 and 43,589, respectively. These awards were issued under the 5.0 million shares reserved for issuance under the Assumed CTI Awards. Such reserved shares may not be reissued pursuant to any future awards.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about the Company’s stock options:

	January 31, 2013
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Below $24.72	98,291	6.83	$24.07	30,307	0.89	$24.71
$27.72 - $28.23	269,799	9.45	$27.93	—	—	$—
$28.24 - $29.08	80,648	9.74	$28.97	70,451	9.75	$29.08
$29.09 - $58.16	67,796	1.89	$58.16	67,796	1.89	$58.16
	516,534			168,554
As of January 31, 2013, the aggregate intrinsic value of options outstanding was $0.7 million outstanding and options exercisable was $0.1 million.
Fair Value Assumptions
The Company estimated the fair value of stock options on the date of grant or modification utilizing the Black-Scholes option valuation model. Assumptions for all grants and significant modifications are detailed below.
The fair value assumptions for stock options granted during the quarter ended January 31, 2013 which had a weighted-average grant date fair value of $10.99 were as follows:

Risk-Free Rate	0.47%
Volatility	50.10%
Expected Term (years)	4.00
Market Value	$28.23
The Company based the risk-free interest rate on the implied yields on U.S. Treasury zero-coupon issues with an equivalent remaining term at the time of grant.
The expected term in years represents the period of time that the awards granted are expected to be outstanding based on historical exercise patterns. The assumption for dividend yield is zero because the Company has not historically paid dividends nor does it expect to do so in the foreseeable future.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

17.	DISCONTINUED OPERATIONS
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
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of January 31, 2013, such claims have not exceeded the $1.0 million threshold.
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
The Company does not have significant continuing involvement in Starhome's operations following the closing of the Starhome Disposition, and accordingly, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company's combined statements of operations for all fiscal years presented and the assets and liabilities of Starhome are included in discontinued operations as separate components in the Company's combined balance sheet as of January 31, 2012.
Starhome's results of operations included in discontinued operations were as follows:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands)
Total revenue	$35,132	$45,049	$37,201
Income before income tax provision	$4,352	$8,453	$3,126
Income tax (provision) benefit	(410)	(692)	(300)
(Loss) income from discontinued operations, net of tax	3,942	7,761	2,826
Gain on sale of discontinued operations, net of tax	22,600	—	—
Total income from discontinued operations, net of tax	$26,542	$7,761	$2,826
Attributable to Comverse, Inc.	25,375	5,187	1,796
Attributable to noncontrolling interest	1,167	2,574	1,030
	$26,542	$7,761	$2,826

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Starhome's assets and liabilities included in discontinued operations in the combined balance sheet was as follows:

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
The Company and Starhome had previously entered into transactions pursuant to which the Company performed certain production, support and maintenance services for Starhome, and continued following the completion of the Starhome Disposition. The Company does not consider these transactions to be significant. The Company recognized revenue of $3.0 million, $3.1 million and $2.6 million and cost of revenue of $0.3 million, $1.4 million and $0.1 million related to transactions with Starhome for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.
Subsequent to the Starhome Distribution, the Company recognized additional revenues of $1.0 million and cost of revenues of $0.1 million for the three months ended January 31, 2013.

18.	EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMVERSE, INC.'S STOCKHOLDERS
Basic earnings (loss) per share attributable to the Company’s stockholders for the fiscal year ended January 31, 2013 is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted earnings (loss) per share attributable to the Company’s stockholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested RSU awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The calculation of earnings (loss) per share attributable to Comverse, Inc.’s stockholders is as follows:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations attributable to Comverse, Inc.-basic and diluted	$(20,294)	$(20,648)	$(92,741)
Net income from discontinued operations, attributable to Comverse, Inc.-basic and diluted	25,375	5,187	1,796
Denominator:
Basic and diluted weighted average common shares outstanding	21,924	21,923	21,923
Earnings (loss) per share
Basic & Diluted
Loss per share from continuing operations attributable to Comverse, Inc.	$(0.93)	$(0.94)	$(4.23)
Earnings per share from discontinued operations attributable to Comverse, Inc.	1.16	0.23	0.08
Basic & diluted earnings (loss) per share	$0.23	$(0.71)	$(4.15)
     The computation of basic and diluted loss per share for the fiscal years ended January 31, 2012 and 2011 is calculated using the number of shares of the Company's common stock outstanding on October 31, 2012, following the Share Distribution.
As a result of the Company’s net loss from continuing operations attributable to Comverse, Inc. during the fiscal year ended January 31, 2013, the diluted earnings per share attributable to Comverse, Inc. computation excludes 0.3 million of contingently issuable shares, because the effect would be antidilutive. For the fiscal years ended January 31, 2012 and 2011, there are no dilutive shares as there were no actual shares or share-based awards outstanding for Comverse, Inc. prior to the Share Distribution.

19.	OTHER INCOME (EXPENSE), NET
Other income (expense), net, for the fiscal years ended January 31, 2013, 2012 and 2011 is comprised of the following:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands)
Foreign currency transaction losses, net	$(4,961)	$(5,897)	$(4,229)
Other, net	912	(1,295)	584
	$(4,049)	$(7,192)	$(3,645)

20.	INCOME TAXES
During the three months ended January 31, 2013, the Company received a tax refund from the State of Israel of $24.8 million, including interest of $6.0 million. The prepaid taxes were previously recorded in long term assets while the interest refunded was recognized in the Statements of Operations upon receipt due to the uncertainty of collectability. Comverse's accounting policy is to record interest income on tax payments in tax benefit (provision) in the statements of operations.
The Company's operating results have historically been included in CTI's consolidated U.S. federal and state income tax returns. The Company's non-U.S. operations had primarily been conducted separate from CTI. For purposes of the Company's combined financial statements pre-Share Distribution, the provision for income taxes, taxes payable and deferred income tax balances had been recorded as if the Company had filed all tax returns on a separate return basis (“hypothetical carve-out basis”) from CTI. Post-Share Distribution, the provision for income taxes, taxes payable and deferred income tax balances are recorded in accordance with the Company's stand-alone income tax positions.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
The components of United States and foreign income (loss) from continuing operations before income taxes are as follows:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands)
United States	$(43,072)	$(29,077)	$4,361
Foreign	36,304	33,720	(66,984)
(Loss) income before income taxes	$(6,768)	$4,643	$(62,623)
The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands)
Current income tax provision:
U.S. Federal	$13,551	$456	$713
U.S. States	2,369	(69)	301
Foreign	9,330	22,097	24,702
Total current income tax provision	$25,250	$22,484	$25,716
Deferred income tax (benefit) provision :
U.S. Federal, net of federal (benefit) provision of state	$(11,080)	$2,668	$2,855
U.S. State	1,495	533	1,415
Foreign	(2,139)	(394)	132
Total deferred income tax (benefit) provision	$(11,724)	$2,807	$4,402
Total income tax provision	$13,526	$25,291	$30,118

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of the U.S. federal statutory income tax rate to the effective tax rate on loss before income tax provision from continuing operations is as follows:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax provision (benefit) at the U.S. statutory rate	$(2,369)	$1,625	$(21,918)
Valuation allowance	(22,724)	13,253	13,329
Foreign rate differential	(7,680)	(6,706)	10,263
US tax effects of foreign operations	29,175	(16)	5,087
Tax contingencies	9,301	15,059	24,420
Stock based compensation	980	9,192	605
Goodwill impairment	420	—	—
Interest on tax refunds	(6,527)	—	—
Non-deductible expenses	1,532	3,543	2,472
Foreign exchange	(71)	(505)	(558)
Change in tax laws	475	(1,221)	888
State tax provision	2,511	1,079	1,318
Withholding tax, net of credits	4,836	3,640	(4,264)
Return to provision and other adjustments	3,667	(13,652)	(1,524)
Total income tax provision	$13,526	$25,291	$30,118
Effective Income Tax Rate	(199.9)%	544.7%	(48.1)%
The significant differences that impact the effective tax rate relate to changes to the valuation allowance, tax credit, tax contingencies, the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, and the U.S. tax effect on foreign earnings.
The Company's operations in Israel have been granted “Approved Enterprise” status by the Investment Center for the Israeli Ministry of Industry, Trade and Labor, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an Approved Enterprise is exempt from income tax for a period of 2 years and is subject to a reduced income tax rate for the subsequent 5 to 15 years (generally 10%-15%, depending on the percentage of foreign investment in the Company).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	Fiscal Years Ended January 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Deferred revenue	$92,048	$89,368
Loss carryforwards	66,582	97,979
Stock-based and other compensation	13,704	7,361
Tax credits - net of foreign withholding taxes	54,463	60,672
Other intangibles	23,901	22,751
Other	7,093	5,254
Total deferred tax assets	$257,791	$283,385
Deferred tax liabilities:
Deferred cost of revenue	$(61,298)	$(64,872)
Goodwill	(19,435)	(18,047)
Other	(3,687)	—
Total deferred tax liabilities	$(84,420)	$(82,919)
Valuation allowance	(195,468)	(231,209)
Net deferred income tax (liability) asset	$(22,097)	$(30,743)
Recognized as:
Current deferred income tax assets	$17,938	$8,441
Noncurrent deferred income tax assets	9,421	10,153
Current deferred income tax liabilities	(7,689)	(8,742)
Noncurrent deferred income tax liabilities	(41,767)	(40,595)
Total	$(22,097)	$(30,743)
U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $117.8 million, $81.9 million and $49.2 million as of January 31, 2013, 2012 and 2011, respectively. At this time, determination of the amounts of deferred U.S. federal and state income taxes and foreign withholding taxes related to these earnings is not practicable. As of January 31, 2013, $149.0 million of earnings from certain subsidiaries are not considered to be permanently reinvested and therefore, foreign withholding taxes of $20.1 million have been accrued. A portion of the earnings of subsidiaries in the following countries are not considered permanently reinvested: Australia, Israel, Brazil, Canada, Hong Kong, New Zealand, Mexico, Portugal, Netherlands, and the United Kingdom.
The Company has net operating loss carryforwards (“NOLs”) for tax purposes and other deferred tax benefits that are available to offset future taxable income.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company’s gross NOLs for tax return purposes are as follows:

	Fiscal Years Ended January 31,
	2013	2012
	(In thousands)
U.S. Federal NOLs	$362,273	$487,879
U.S. State NOLs	253,790	250,617
Foreign NOLs	798,746	791,136
The Company was included in the CTI consolidated federal and certain combined state income tax returns. NOL and other carry forwards were presented on a separate return method and therefore, did not equal the amounts that were allocable to the Company under the applicable federal and state tax laws. The U.S. federal NOL carry forwards expire in various years ending from January 31, 2016 to January 31, 2031. The U.S. state NOL carry forwards expire in various years ending from January 31, 2014 to January 31, 2031. At January 31, 2013, all but $11.9 million of the foreign NOLs have indefinite carryforward periods. The table above reflects gross NOLs for tax return basis which are different from financial statement NOLs, primarily due to the reduction of the financial statement NOLs under the FASB's guidance on accounting for uncertainty in income taxes. The Company has U.S. federal, state and foreign tax credit carryforwards of approximately $63.5 million and $68.7 million as of January 31, 2013 and 2012, respectively. The utilization of these carryforwards is subject to limitations. The federal AMT credit has no expiration date. The foreign tax credit carryforwards expire in various years ending from January 31, 2014 to 2018.
In accordance with the FASB’s guidance relating to accounting for uncertainty in income taxes the Company recognizes unrecognized tax benefits in non-current tax liabilities. The following table reconciles the amounts recorded for unrecognized tax benefits for the fiscal years ended January 31, 2013, 2012 and 2011:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands)
Gross unrecognized tax benefits as of February 1	$287,846	$280,703	$253,686
Increases related to tax positions taken in prior years	4,151	6,636	—
Decreases related to tax positions taken in prior years	(14,665)	(2,549)	(5,007)
Increases related to tax positions in current year	6,835	12,769	31,967
Decreases due to settlements with taxing authorities	(2,985)	(369)	—
Reductions resulting from lapse in statute of limitations	(2,140)	(6,019)	(1,829)
Increases (decreases) related to foreign currency exchange rate fluctuations	(440)	(3,325)	1,886
Gross unrecognized tax benefits as of January 31	$278,602	$287,846	$280,703
The balances of unrecognized tax benefits as of January 31, 2013, 2012 and 2011 are $278.6 million, 287.8 million and 280.7 million of which $104.2 million, $95.2 million and $85.1 million represent the amounts that, if recognized, may impact the effective income tax rate in future periods.
The Company recognized interest and penalties related to unrecognized tax benefits in its income tax provision. As of January 31, 2013, 2012 and 2011, the Company accrued $51.1 million, $43.1 million and $40.5 million for interest and penalties, respectively.
The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of January 31, 2013 may decrease by approximately $1.8 million in the next twelve months, as a result of lapse of statutes of limitation and settlements with tax authorities. These unrecognized tax benefits relate to permanent establishment and other tax positions in the amounts of $1.0 million and $0.8 million, respectively.
The significant tax jurisdictions in which the Company is currently under examination by tax authorities include Israel, India, France, Canada, Brazil, the United Kingdom, and New York State. The Company is currently in discussions with the Israeli tax authorities regarding tax adjustments to the fiscal years ended January 31, 2006 through January 31, 2010. The Company anticipates that it is reasonably possible that new tax matters could be raised by tax authorities that may require

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

increases or decreases to the balance of unrecognized tax benefits; however, an estimate of such increases or decreases cannot be made.
The Company files income tax returns in the U.S. federal, various state and local, and foreign tax jurisdictions. As of January 31, 2013, the Company was subject to income tax examination in these major jurisdictions:

Jurisdiction	Tax Years Ended
United States	January 31, 1999 - January 31, 2013
Israel	January 31, 2006 - January 31, 2013
United Kingdom	January 31, 2005 - January 31, 2013
India	March 31, 2002, March 31, 2004 - March 31, 2013
France	January 31, 2008 - January 31, 2013
Brazil	December 31, 2004 - December 31, 2013
Canada	January 31, 2008 January 31, 2010 - January 31, 2013
Various U.S. States	January 31, 1999 - January 31, 2013
New York State	January 31, 2000 - January 31, 2013
The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the FASB's guidance. As a result, the Company may adjust the liabilities for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations.
The Company maintains valuation allowances in jurisdictions where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Changes in valuation allowances are included in the Company's tax provision in the period of change except for items related to additional paid-in capital. During the fiscal year ended January 31, 2013, the Company recorded a decrease of $35.7 million to its valuation allowance related primarily to net operating losses in the U.S. and foreign jurisdictions and other changes related to the effects of the Tax Disaffiliation Agreement entered into in connection with the share distribution.
The Company’s activity in the valuation allowance is as follows:

	Balance at Beginning of Fiscal Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Other	Balance at End of Fiscal Year
	(In thousands)
Valuation allowance on income tax assets:
Fiscal Year Ended January 31, 2013	$(231,209)	$22,724	$—	$13,017	$(195,468)
Fiscal Year Ended January 31, 2012	(224,226)	(7,379)	—	396	(231,209)
Fiscal Year Ended January 31, 2011	(210,782)	(14,267)	—	823	(224,226)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

21.	BUSINESS SEGMENT INFORMATION
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
During the fiscal year ended January 31, 2012, as part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. For a more comprehensive discussion relating to the Phase II Business Transformation, (see Note 10, Restructuring).
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) spin-off professional fees; (vi) impairment of goodwill; (vii) impairment of property and equipment; (viii) litigation settlements and related costs; (ix) restructuring charges; and (x) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s efforts to (a) complete certain financial statements and audits of such financial statements, (b) become current in periodic reporting obligations under the federal securities laws, and (c) remediate material weaknesses in internal control over financial reporting.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, and depreciation and amortization for the fiscal years ended January 31, 2013, 2012 and 2011:

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Fiscal Year Ended January 31, 2013
Total revenue	$273,535	$362,434	$41,794	$677,763
Total costs and expenses	$236,831	$233,755	$209,369	$679,955
Income (loss) from operations	$36,704	$128,679	$(167,575)	$(2,192)
Computation of segment performance:
Segment revenue	$273,535	$362,434	$41,794
Total costs and expenses	$236,831	$233,755	$209,369
Segment expense adjustments:
Stock-based compensation expense	—	—	7,517
Amortization of acquisition-related intangibles	14,124	—	—
Compliance-related professional fees	—	—	245
Compliance-related compensation and other expenses	678	916	504
Spin-off professional fees	—	—	933
Impairment of goodwill	—	—	5,605
Impairment of property and equipment	2	—	402
Litigation settlements and related cost	—	—	(660)
Restructuring charges	—	—	5,905
Gain on sale of fixed assets	—	—	(185)
Other	—	—	1,621
Segment expense adjustments	14,804	916	21,887
Segment expenses	222,027	232,839	187,482
Segment performance	$51,508	$129,595	$(145,688)
Interest expense	$—	$—	$(901)	$(901)
Depreciation and amortization	$(17,372)	$(4,893)	$(9,600)	$(31,865)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	Comverse BSS	Comverse VAS	Comverse Other	Combined
	(In thousands)
Fiscal Year Ended January 31, 2012
Total revenue	$365,008	$356,413	$49,736	$771,157
Total costs and expenses	$287,913	$232,477	$239,325	$759,715
Income (loss) from operations	$77,095	$123,936	$(189,589)	$11,442
Computation of segment performance:
Segment revenue	$365,008	$356,413	$49,736
Total costs and expenses	$287,913	$232,477	$239,325
Segment expense adjustments:
Stock-based compensation expense	—	—	3,660
Amortization of acquisition-related intangibles	17,308	—	—
Compliance-related professional fees	—	—	10,901
Compliance-related compensation and other expenses	2,203	1,789	2,727
Impairment of property and equipment	170	238	1,923
Litigation settlements and related costs	—	—	804
Restructuring charges	—	—	20,728
Other	—	—	(48)
Segment expense adjustments	19,681	2,027	40,695
Segment expenses	268,232	230,450	198,630
Segment performance	$96,776	$125,963	$(148,894)
Interest expense	$—	$—	$(953)	$(953)
Depreciation and amortization	$(20,609)	$(4,707)	$(8,849)	$(34,165)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	Comverse BSS	Comverse VAS	Comverse Other	Combined
	(In thousands)
Fiscal Year Ended January 31, 2011
Total revenue	$340,502	$460,899	$61,435	$862,836
Total costs and expenses	$284,148	$285,572	$352,892	$922,612
Income (loss) from operations	$56,354	$175,327	$(291,457)	$(59,776)
Computation of segment performance:
Segment revenue	$340,502	$460,899	$61,435
Total costs and expenses	$284,148	$285,572	$352,892
Segment expense adjustments:
Stock-based compensation expense	—	—	2,439
Amortization of acquisition-related intangibles	18,505	—	—
Compliance-related professional fees	—	—	82,136
Compliance-related compensation and other expenses	1,557	330	2,655
Restructuring charges	—	—	29,934
Gain on sale of land	—	—	(2,371)
Other	—	—	(1,402)
Segment expense adjustments	20,062	330	113,391
Segment expenses	264,086	285,242	239,501
Segment performance	$76,416	$175,657	$(178,066)
Interest expense	$—	$—	$(900)	$(900)
Depreciation and amortization	$(23,402)	$(5,505)	$(9,798)	$(38,705)
The Company does not maintain balance sheets for the Comverse BSS, Comverse VAS and Comverse MI operating segments and therefore is unable to present total assets for Comverse BSS, Comverse VAS and Comverse Other.
Revenue by major geographical region is based upon the geographic location of the customers who purchase the Company's products and services. The geographical locations of distributors, resellers and systems integrators who purchase products and utilize the Company's services may be different from the geographical locations of end customers. Revenue by geographic region and revenue by geographic region as a percentage of total revenue was as follows:

	Fiscal Years Ended January 31,
	2013		2012		2011
	(Dollars in thousands)
United States	$147,376	22%	$93,901	12%	$188,766	22%
Japan	68,263	10%	43,243	6%	49,227	6%
India	48,412	7%	57,543	7%	46,591	5%
Russia	39,585	6%	73,818	10%	42,922	5%
Australia	33,017	5%	43,249	6%	61,541	7%
Italy	22,338	3%	24,578	3%	46,019	5%
France	14,686	2%	22,827	3%	39,137	5%
Other Foreign (1)	304,086	45%	411,998	53%	388,633	45%
Total	$677,763	100%	$771,157	100%	$862,836	100%

(1)	Other foreign consists of numerous countries, none of which represents more than 5% of total revenue in any fiscal year presented.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets primarily consist of property and equipment, net, capitalized software development costs, net, and deferred costs of revenue. The Company believes that property and equipment, net, is exposed to the geographic area risks and uncertainties more than other long-lived assets, because these tangible assets are difficult to move and are relatively illiquid.
Property and equipment, net, by country of domicile consists of the following:

	January 31,
	2013	2012	2011
	(In thousands)
Israel	$28,176	$33,484	$24,910
United States	5,871	6,688	9,259
Other	3,395	4,515	6,470
	$37,442	$44,687	$40,639

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

22.	SUPPLEMENTAL CASH FLOW INFORMATION
The following represents non-cash activities and supplemental information to the consolidated statements of cash flows:

	Fiscal Years Ended January 31,
	2013	2012	2011
	(In thousands)
Non-cash operating items:
Depreciation and amortization	31,865	34,165	38,705
Impairment of goodwill and other intangible assets	5,605	—	—
Provision for doubtful accounts	518	4,811	(467)
Stock-based compensation expense	7,517	3,660	2,439
Operating asset write-downs	404	2,331	923
Deferred income taxes	(11,724)	2,807	4,402
Gains on sale of assets	(185)	(67)	(2,774)
Inventory write-downs	6,097	4,456	10,734
Other non-cash items, net	1,025	(2,355)	(3,413)
Net non-cash operating items—continuing operations	$41,122	$49,808	$50,549
Non-cash investing transactions—continuing operations:
Accrued but unpaid purchases of property and equipment	$297	$312	$623
Inventory transfers to property and equipment	$3,462	$18,190	$3,462
Non-cash financing transactions—continuing operations:
Contributions and forgiveness of debt by CTI	$18,900	$—	$—
Cash paid during the year for interest—continuing operations(1)	$—	$363	$3
Cash paid during the year for income taxes net of amounts refunded—continuing operations	$(15,216)	$4,943	$5,628
(1) including interest paid to affiliate.

23.	RELATED PARTY TRANSACTIONS
Share Distribution Agreements
The Company entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with CTI in connection with the Share Distribution (see Note 3 Expense Allocations and Share Distribution Agreements).
Note Payable to CTI
On January 11, 2011, the Company entered into a promissory note to borrow up to $10.0 million from CTI, with the note scheduled to mature on January 11, 2016. Borrowings could be prepaid by the Company without penalty. The contractual interest rate applicable to borrowings under this promissory note was LIBOR plus 4.0%. The note payable balance of $9.4 million as of October 31, 2012 was settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution (see Note 11, Debt).
Loan Agreement with CTI
On May 9, 2012, the Company entered into a revolving loan agreement (the “Loan Agreement”) with CTI, pursuant to which CTI extended the Company a $25.0 million revolving credit facility. Borrowings under the Loan Agreement were used to fund the Company’s operating expenses and working capital needs. The borrowings of $9.0 million under the loan agreement with CTI were settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution (see Note 11, Debt).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Other transactions with Verint
In the ordinary course of business, the Company entered into commercial transactions with Verint which was a majority-owned subsidiary of CTI, and following the Verint Merger, is now the parent company of CTI. As of January 31, 2012, the Company had net receivables of $1.8 million from Verint.
Other Arrangements with CTI
CTI provided a variety of services to the Company (see Note 3, Expense Allocations and Share Distribution Agreements).

24.	LEASES
The Company leases office and warehouse space, as well as certain equipment and vehicles, under non-cancelable operating leases. Gross rent expense was $18.9 million, $21.6 million and $29.4 million in the fiscal years ended January 31, 2013, 2012 and 2011, respectively. Sublease income was $1.9 million, $2.0 million and $4.2 million, in the fiscal years ended January 31, 2013, 2012 and 2011 respectively.
The majority of the Company's leases include options that allow it to renew or extend the lease term beyond the initial lease period, subject to terms and conditions agreed upon at the inception of the lease. Such terms and conditions include rental rates agreed upon at the inception of the lease that could represent below-or above-market rental rates later in the life of the lease, depending upon market conditions at the time of such renewal or extension.
The Company has entered into various sublease agreements to lease excess space. As of January 31, 2013, the minimum annual rent obligations (excluding taxes, maintenance and other pass-throughs), sublease income to be received under non-cancelable subleases, and minimum net rentals of the Company are as follows for the fiscal years ending January 31:

(In thousands)	Minimum Lease Commitments	Noncancellable Subleases	Minimum Net Rentals
2014	$18,174	$1,854	$16,320
2015	17,333	1,854	15,479
2016	8,323	154	8,169
2017	7,038	—	7,038
2018	5,647	—	5,647
2019 and thereafter	26,792	—	26,792
	$83,307	$3,862	$79,445
In May 2012, the Company entered into an agreement for the lease of a facility of approximately 271,200 square feet in Ra'anana, Israel that is intended to replace its existing office space in Tel Aviv, Israel. The term of the lease is for 10 years, expected to commence in October 2014. In addition, the Company has the right to extend the term of the lease by up to 5 years. The annual base rent under the agreement is approximately $5.1 million.
In connection with the Share Distribution, the Company assumed from CTI the lease for office space of approximately 17,320 square feet in New York, NY. The term of the lease expires in November 2019 and the annual rent thereunder is approximately $1.1 million.
In connection with the 2012 restructuring initiative, certain office space has been or will be vacated, including the NY office, and will be subleased. The Company will continue to evaluate its existing lease commitments and reduce or expand space as warranted.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

25.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2013 and 2012, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated and combined results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $31.1 million and $27.2 million as of January 31, 2013 and 2012, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through January 31, 2016.
Unconditional Purchase Obligations
In the ordinary course of business, the Company enters into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The Company had unconditional purchase obligations of approximately $17.2 million as of January 31, 2013. Of these obligations, $15.8 million are due in the next twelve months and $1.4 million are due in one to three years.
Litigation Overview
Except as disclosed below, the Company does not believe that it is currently party to any other claims, assessments or pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
Israeli Optionholder Class Actions
CTI and certain of its former subsidiaries, including Comverse Ltd. (a subsidiary the Company), were named as defendants in four potential class action litigations in the State of Israel involving claims to recover damages incurred as a result of purported negligence or breach of contract due to previously-settled allegations regarding illegal backdating of CTI options that allegedly prevented certain current or former employees from exercising certain stock options. The Company intends to vigorously defend these actions.
Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases. On May 7, 2012, the court lifted the stay, and the plaintiffs have filed an amended complaint and motion to certify a class of plaintiffs in a single consolidated class action. The defendants responded to this amended complaint on November 11, 2012, and the plaintiffs filed a further reply on December 20, 2012. A pre-trial hearing for the case was held on December 25, 2012, during which all parties agreed to attempt to settle the dispute through mediation. On February 28, 2013, a preliminary mediation meeting was held with the mediator, during which the mediator met with all parties together and with the defendants separately. The mediation process is currently ongoing.
Separately, on July 13, 2012, plaintiffs filed a motion seeking an order that CTI hold back $150 million in assets as a reserve to satisfy any potential damage awards that may be awarded in this case, but did not seek to enjoin the Share

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Distribution. The Company does not believe that the motion has merit. On July 25, 2012, the court indicated that it will not rule on the motion until after it rules on plaintiffs’ motion to certify a class of plaintiffs. On August 16, 2012, plaintiffs filed a motion for leave to appeal the court’s order to the Israeli Supreme Court and on November 11, 2012, CTI responded to plaintiff's motion. The parties are awaiting a decision.
Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both sought to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. These cases have been consolidated with the Tel Aviv District Court cases discussed above. The Company did not accrue for these matters as the potential loss is currently not probable or estimable.
Additional cases have been filed by individual plaintiffs similarly seeking to recover damages up to an aggregate of $3.6 million allegedly incurred as a result of the inability to exercise certain stock options. The cases generally allege the same causes of actions alleged in the potential class action discussed above. The Company did not accrue for these matters as the potential loss is currently not probable or estimable.
On February 4, 2013, Verint and CTI completed the Verint Merger. As a result of the Verint Merger, Verint assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the actions discussed above. However, under the terms of the Distribution Agreement between CTI and us relating to the Share Distribution, Verint, as successor to CTI, is entitled to indemnification from us for any losses it suffers in its capacity as successor-in-interest to CTI in connection with these actions.
Other Legal Proceedings
From time to time, we and our subsidiaries are subject to claims in legal proceedings arising in the normal course of business. We do not believe that we or our subsidiaries are currently party to any pending legal action not described herein or disclosed in our consolidated and combined financial statements that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.
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
To the extent permitted under state laws or other applicable laws, the Company has agreements in which it agreed to indemnify its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company's request in such capacity. The indemnification period covers all pertinent events and occurrences during the Company's director's or officer's lifetime. The maximum potential amount of future payments that the Company could be required to make under these indemnification agreements is unlimited; however, the Company has certain director and officer insurance coverage that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. The Company is not able to estimate the fair value of these indemnification agreements in excess of applicable insurance coverage, if any.
In addition, under the Share Distribution Agreements, the Company entered into in connection with the Share Distribution, the Company has agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Expense Allocations and Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger agreement, CTI placed $25.0 million in escrow to support indemnification claims made against by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company (see Note 27, Subsequent Events).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of January 31, 2013, the total amounts related to the reserved portion of the tax and labor contingencies was $0.2 million and the unreserved portion of the tax and labor contingencies totaled approximately $10.0 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of January 31, 2013, the Company had $6.0 million of deposits with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.
Italy VAT
The Company was entitled to an Italian VAT refund of approximately $10.9 million for the periods of 2004 to 2010. However, the Company did not know if and when this refund would be paid and realization was not reasonably assured beyond a reasonable doubt as of any of the periods presented due to certain uncertainties and more recently the Italian financial crisis.  On April 30, 2013, the Company received the refund of approximately $10.9 million.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

26.	QUARTERLY INFORMATION (UNAUDITED)
The following table shows selected results of operations for each of the quarters during the fiscal years ended January 31, 2013 and 2012:

	Fiscal Quarters Ended
	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$137,750	$171,226	$185,200	$183,587
(Loss) income from operations	(22,883)	13,790	1,312	5,589
Net (loss) income attributable to Comverse, Inc.
Net (loss) income from continuing operations	(26,597)	6,101	(10,575)	10,777
Income from discontinued operations, net of tax	429	4,282	21,831	—
Net (loss) income	(26,168)	10,383	11,256	10,777
Less: Net income attributable to noncontrolling interest	(154)	(856)	(157)	—
Net (loss) income attributable to Comverse, Inc.	$(26,322)	$9,527	$11,099	$10,777
Net (loss) income from continuing operations attributable to Comverse, Inc.:
Basic and diluted	(26,597)	6,101	(10,575)	10,777
(Loss) earnings per share from continuing operations attributable to Comverse, Inc.’s Stockholders:
Basic and diluted	$(1.21)	$0.28	$(0.48)	$0.49
Income from discontinued operations, net of tax, attributable to Comverse, Inc.:
Basic and diluted	275	3,426	21,674	—
Earnings per share from discontinued operations attributable to Comverse, Inc.’s Stockholders:
Basic and diluted	$0.01	$0.15	$0.99	$—
(Loss) earnings per share attributable to Comverse, Inc.’s Stockholders:
Basic and diluted	$(1.20)	$0.43	$0.51	$0.49

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	Fiscal Quarters Ended
	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$163,764	$182,055	$243,797	$181,541
(Loss) income from operations	(37,675)	9,591	29,501	10,025
Net (loss) income attributable to Comverse, Inc.
Net (loss) income from continuing operations	(42,452)	192	16,040	5,572
Loss from discontinued operations, net of tax	446	2,758	2,509	2,048
Net loss	(42,006)	2,950	18,549	7,620
Less: Net income attributable to noncontrolling interest	$(474)	$(933)	$(619)	$(548)
Net (loss) income attributable to Comverse, Inc.	$(42,480)	$2,017	$17,930	$7,072
Net (loss) income from continuing operations attributable to Comverse, Inc.:
Basic and diluted	$(42,452)	$192	$16,040	$5,572
(Loss) earnings per share from continuing operations attributable to Comverse, Inc.’s Stockholders:
Basic and diluted	$(1.94)	$0.01	$0.73	$0.25
(Loss) income from discontinued operations, net of tax, attributable to Comverse, Inc.:
Basic and diluted	(28)	1,825	1,890	1,500
(Loss) earnings per share from discontinued operations attributable to Comverse, Inc.’s Stockholders:
Basic and diluted	$0.00	$0.08	$0.09	$0.07
(Loss) earnings per share attributable to Comverse, Inc.’s Stockholders:
Basic and diluted	$(1.94)	$0.09	$0.82	$0.32

The computation of basic and diluted loss per share for all periods through October 31, 2012, is calculated using the number of shares of Comverse, Inc. common stock outstanding on October 31, 2012, following the Distribution.
The unaudited quarterly information shown above reflects the presentation of discontinued operations for the quarters in the fiscal years ended January 31, 2013 and 2012 as a result of the Starhome Disposition on October 19, 2012 (see Note 17, Discontinued Operations).

27.	SUBSEQUENT EVENTS
Verint Merger
On August 12, 2012, CTI entered into the “Verint Merger Agreement” with Verint, its then majority-owned subsidiary, providing for the merger of CTI with and into a subsidiary of Verint and becoming a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Under the Share Distribution Agreements, the Company and CTI entered into in connection with the Share Distribution, the Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of the Company's indemnification obligations are capped at $25.0 million and certain are uncapped. CTI placed $25.0 million into the Company's escrow account, upon the closing of the Verint merger, to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us. The escrow funds cannot be used for claims related to the Israeli Optionholder suit. The Company will recognize the fair value of these indemnifications upon receipt of the $25.0 million. The Company also assumes all pre-Share Distribution tax obligations of each of the Company and CTI (see Note 3, Expense Allocation and Share Distribution Agreements).