Form 10-Q
period 2013-04-30
Comverse, Inc.
filed 2013-06-13
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,207,526 shares of the registrant’s common stock outstanding on June 6, 2013.

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

•
the difficulty in predicting quarterly and annual customer order activity as a result of a high percentage of orders typically generated late in fiscal quarters and in fiscal years, lengthy and variable sales cycles, our focus on large customers and installations and short delivery windows required by customers;

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

i

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

These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on May 16, 2013. The documents and reports we file with the SEC are available through Comverse, or our website, www.comverse.com, or through the SEC's Electronic Data

ii

Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended April 30,
	2013	2012
Revenue:
Product revenue	$52,904	$47,586
Service revenue	102,914	90,164
Total revenue	155,818	137,750
Costs and expenses:
Product costs	27,634	25,833
Service costs	63,330	69,590
Research and development, net	16,080	19,072
Selling, general and administrative	36,710	45,458
Other operating expenses:
Restructuring charges	4,221	680
Total costs and expenses	147,975	160,633
Income (loss) from operations	7,843	(22,883)
Interest income	172	222
Interest expense	(188)	(196)
Interest expense on notes payable to CTI	—	(109)
Other expense, net	(6,130)	(1,437)
Income (loss) before income tax provision	1,697	(24,403)
Income tax provision	(4,837)	(2,194)
Net loss from continuing operations	(3,140)	(26,597)
Income from discontinued operations, net of tax	—	429
Net loss	(3,140)	(26,168)
Less: Net income attributable to noncontrolling interest	—	(154)
Net loss attributable to Comverse, Inc.	$(3,140)	$(26,322)
Weighted average common shares outstanding:
Basic and diluted	22,005,506	21,923,241
Net loss attributable to Comverse, Inc.
Net loss from continuing operations	$(3,140)	$(26,597)
Income from discontinued operations, net of tax	—	275
Net loss attributable to Comverse, Inc.	$(3,140)	$(26,322)
Loss per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted (loss) earnings per share
Continuing operations	$(0.14)	$(1.21)
Discontinued operations	—	0.01
Basic and diluted loss per share	$(0.14)	$(1.20)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2013	2012

Net loss	$(3,140)	$(26,168)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,620	556
Changes in accumulated OCI on cash flow hedges, net of tax	182	(127)
Other comprehensive income, net of tax	1,802	429
Comprehensive income (loss)	(1,338)	(25,739)
Less: comprehensive income attributable to noncontrolling interest	—	(158)
Comprehensive income (loss) attributable to Comverse, Inc.	$(1,338)	$(25,897)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	April 30, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$268,502	$262,921
Restricted cash and bank time deposits	28,719	28,484
Accounts receivable, net of allowance of $8,173 and $8,841, respectively	114,170	123,612
Inventories	23,893	24,800
Deferred cost of revenue	30,972	34,031
Deferred income taxes	17,296	17,938
Prepaid expenses and other current assets	32,699	35,119
Total current assets	516,251	526,905
Property and equipment, net	38,852	37,442
Goodwill	149,777	149,987
Intangible assets, net	7,250	7,909
Deferred cost of revenue	64,647	72,121
Deferred income taxes	8,602	9,421
Other assets	79,222	54,005
Total assets	$864,601	$857,790
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$174,008	$185,611
Deferred revenue	321,241	320,347
Deferred income taxes	7,484	7,689
Income taxes payable	3,694	8,538
Total current liabilities	506,427	522,185
Deferred revenue	135,656	143,725
Deferred income taxes	41,773	41,767
Other long-term liabilities	177,375	168,876
Total liabilities	861,231	876,553
Commitments and contingencies
Equity:
Comverse, Inc. stockholders’ equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 22,188,312 and 21,934,569 shares, respectively; outstanding, 22,164,349 and 21,933,427 shares, respectively	222	219
Treasury stock, at cost, 23,963 and 1,142 shares, respectively	(663)	(33)
Accumulated deficit	(46,077)	(42,937)
Additional paid in capital	26,335	2,237
Accumulated other comprehensive income	23,553	21,751
Total equity	3,370	(18,763)
Total liabilities and equity	$864,601	$857,790
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net cash provided by (used in) operating activities - continuing operations (1)	$9,863	$(45,699)
Net cash used in operating activities - discontinued operations	—	(1,336)
Net cash provided by (used in) operating activities	9,863	(47,035)
Cash flows from investing activities:
Purchase of property and equipment	(3,038)	(1,683)
Net change in restricted cash and bank time deposits	(25,000)	88
Proceeds from asset sales	47	265
Other, net	—	(75)
Net cash used in investing activities	(27,991)	(1,405)
Cash flows from financing activities:
Decrease in net investment by CTI	—	(728)
Borrowings under note payable to CTI	—	500
CTI capital contribution	25,000	—
Repayment of financing obligations	—	(29)
Repurchase of common stock	(629)	—
Proceeds from exercises of stock options	25	—
Net cash provided by (used in) financing activities	24,396	(257)
Effects of exchange rates on cash and cash equivalents	(687)	545
Net increase (decrease) in cash and cash equivalents	5,581	(48,152)
Cash and cash equivalents, beginning of period including cash from discontinued operations	262,921	193,192
Cash and cash equivalents, end of period including cash from discontinued operations	268,502	145,040
Less: cash and cash equivalents of discontinued operations, end of period	—	(31,055)
Cash and cash equivalents, end of period	$268,502	$113,985
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,205	$405
Inventory transfers to property and equipment	$1,544	$589
(1) Includes approximately $10.9 million of cash proceeds related to a VAT refund received during the three months ended April 30, 2013.
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
customer management systems (“BSS”) for wireless, wireline and cable CSPs, delivering a value proposition designed to enable an effective service monetization, a consistent customer experience, reduced complexity and cost, and real-time choice and control.

•	Digital and Value Added Services. The Company enables both network-based Value Added Services (“VAS”)
comprised of Voice and Messaging that include voicemail, visual voicemail, call completion, short messaging service ("SMS"), multimedia picture and video messaging ("MMS"), and digital Internet Protocol ("IP")
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
following the completion of the delivery of the project to the customer ("post-go-live"), such as system care, expert services and managed services.
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
Immediately prior to the Share Distribution, CTI contributed to the Company Exalink Ltd. (“Exalink”), CTI's wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, the Company and CTI operate independently, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between CTI and the Company after the Share Distribution and to provide mechanisms for an orderly transition, CTI and the Company entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and CTI and the Company have agreed to indemnify each other against certain liabilities arising from their respective businesses and the services that are provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. ("Verint") discussed below, these obligations continue to apply between us and Verint (see Note 3, Expense Allocations and Share Distribution Agreements).
Upon completion of the Share Distribution, the Company's shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” In connection with the Share Distribution, the Company (1) recapitalized its Net Investment of CTI with its common stock, whereby each holder of CTI common shares outstanding as of the record date for the Share Distribution received one share of the Company's common stock for every ten CTI common shares held thereby, which resulted in the issuance of approximately 21.9 million shares of the Company's common stock, (2) received contributions from CTI of $38.5 million in cash and $1.4 million of property and equipment based on CTI's book value, (3) recorded transfers of lease deposits of $0.8 million and deferred lease cost of $1.0 million from CTI, (4) assumed $0.7 million of employee related liabilities transferred to the Company from CTI, and (5) settled borrowings under a revolving loan agreement of $9.0 million and note payable by the Company to CTI of $9.4 million through a capital contribution to the Company's equity by CTI . In addition on November 1, 2012 in connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards (see Note 13, Stock-based Compensation).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Expense Allocation and Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company. The Company recognized the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI.
Contribution and Sale of Starhome
Starhome was a CTI Subsidiary (66.5% owned as of January 31, 2012). On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.
As a result of the Starhome Disposition, the results of operations of Starhome, are included in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company’s condensed combined statements of operations for the three months ended April 30, 2012 (see Note 14, Discontinued Operations).
Basis of Presentation
The condensed consolidated and combined financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (the “2012 Form 10-K”).
The condensed consolidated and combined statements of operations, comprehensive income (loss) and cash flows for the three months ended April 30, 2013 and 2012, and the condensed consolidated balance sheet as of April 30, 2013 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated and combined financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated and combined financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated and combined financial statements and notes included in the 2012 Form 10-K. The results for the three months ended April 30, 2013 are not necessarily indicative of a full fiscal year’s results.
The Company’s combined financial statements for the periods prior to the Share Distribution have been derived from the condensed consolidated financial statements and accounting records of CTI, using the historical results of operations, and historical basis of assets and liabilities of the Company’s businesses, which operated under common control of CTI. The Company’s condensed combined financial statements combine, on the basis of common control, the results of operations and financial position of the Company and its subsidiaries with Starhome (66.5% owned by CTI as of January 31, 2012) and Exalink prior to CTI contributing Starhome and Exalink to the Company on September 19, 2012 and October 31, 2012, respectively. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses from CTI are reasonable (see Note 3, Expense Allocations and Share Distribution Agreements). However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. As such, the condensed combined financial statements for the period prior to the Share Distribution included herein may not necessarily reflect the Company’s results of operations, comprehensive income (loss), financial position or cash flows in the future or what its results of operations, comprehensive income (loss), financial position or cash flows would have been had the Company been an

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

independent company during the prior period presented. Subsequent to the Share Distribution, the financial statements are consolidated.
Prior to the Share Distribution, transactions between the Company and CTI and CTI’s other subsidiaries were identified in the condensed combined financial statements as transactions between related parties (see Note 3, Expense Allocations and Shares Distribution Agreements).
For the purposes of the condensed combined statements of cash flows, prior to the Share Distribution, the Company reflects changes in unpaid balances with CTI as a financing activity.
Intercompany accounts and transactions within the Company have been eliminated.
On April 30, 2013, the Company received a VAT refund approximating $10.9 million, which was recognized as a reduction of service costs in the condensed consolidated statement of operations for the three months ended April 30, 2013 (see Note 20, Commitments and Contingencies).
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

•	Allocation of expenses by CTI to the Company;

•	Fair value of stock-based compensation;

•	Fair value of reporting units for the purpose of goodwill impairment testing;

•	Valuation of other intangible assets;

•	Allowance for doubtful accounts;

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on percentage-of-completion ("POC") projects;

•	Inventory write-offs; and

•	Valuation of investments and financial instruments
The Company’s actual results may differ from its estimates.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Standards Implemented
In July 2012, the FASB issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds its fair value. The guidance is effective for the Company for annual and, if any, interim impairment tests in the fiscal year ending January 31, 2014. The Company believes that the adoption of this guidance will not have a material impact on its condensed consolidated and combined financial statements.
Standards To Be Implemented
In February 2013, the FASB issued new accounting guidance on other comprehensive income. This topic will require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line items of net income to which significant amounts are reclassified. The guidance will be effective for the Company beginning February 1, 2014. The adoption of this guidance is anticipated to result in additional disclosures.

3.	EXPENSE ALLOCATIONS AND SHARE DISTRIBUTION AGREEMENTS
Expense Allocations
CTI provided a variety of services to the Company prior to the Share Distribution. CTI directly assigned, where possible, certain general and administrative costs to the Company based on actual use of those services. Where direct assignment of costs was not possible, or practical, CTI used other indirect methods to estimate the allocation of costs. Allocated costs include general support services such as information technology, legal services, human resource services, general accounting and finance, and executive support. Substantially all of these allocations are reflected in “Selling, general, and administrative” expenses in the Company’s condensed combined statements of operations prior to the Share Distribution.
Employee compensation and overhead expenses were allocated utilizing a time study of CTI employees’ percentage of time spent on Company-related matters. External vendor expenses were allocated based on information provided by the vendor or an internal analysis of benefits derived by the Company from the services incurred by CTI.
The Company considered these expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as an independent company. Actual costs which may have been incurred if the Company had been an independent company for the three months ended April 30, 2012 would depend on a number of factors, including how the Company chose to organize itself, and what, if any, functions were outsourced or performed by the Company’s employees. The condensed combined statement of operations includes expense allocation costs from CTI of $2.9 million for the three months ended April 30, 2012.
Share Distribution Agreements
The Company entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with CTI in connection with the Share Distribution. In particular, the Distribution Agreement, among other things, provides for the allocation between the Company and CTI of various assets, liabilities and obligations attributable to periods prior to the Share Distribution. Under the Distribution Agreement, the Company agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of the Company's indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that were known by CTI but not included on the net worth statement delivered by CTI at the

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

closing of the Verint Merger. The Company's uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to the Company's business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of the Company (including but not limited to the Israeli optionholder suits discussed in Note 20, Commitments and Contingencies); any failure by the Company to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of the Company; claims related to the Starhome Disposition; certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company. The escrow funds cannot be used for claims related to the Israeli optionholder suits. The Company also assumed all pre-Share Distribution tax obligations of each of the Company and CTI.

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

4.	INVENTORIES
Inventories consisted of the following:

	April 30,	January 31,
	2013	2013
	(In thousands)
Raw materials	$17,624	$17,318
Work in process	6,176	7,436
Finished goods	93	46
	$23,893	$24,800

5.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the three months ended April 30, 2013 are as follows:

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other (1)	Total
	(In thousands)
Goodwill, gross, at January 31, 2013	$83,992	$65,995	$162,060	$312,047
Accumulated impairment losses at January 31, 2013	—	—	(162,060)	(162,060)
Goodwill, net, at January 31, 2013	83,992	65,995	—	149,987
Effect of changes in foreign currencies and other	(118)	(92)	—	(210)
Goodwill, net, at April 30, 2013	$83,874	$65,903	$—	$149,777
Balance at April 30, 2013
Goodwill, gross, at April 30, 2013	$83,874	$65,903	$162,060	$311,837
Accumulated impairment losses at April 30, 2013	—	—	(162,060)	(162,060)
Goodwill, net, at April 30, 2013	$83,874	$65,903	$—	$149,777
(1) The amount of goodwill in “Comverse Other” is attributable to Comverse MI and Netcentrex. The goodwill associated with Netcentrex was impaired during the fiscal year ended January 31, 2009 and prior fiscal years. The goodwill associated with Comverse MI was impaired during the fiscal year ended January 31, 2013.
The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. No events or circumstances indicating the potential for goodwill impairment were identified during either the three months ended April 30, 2013 or 2012.

6.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

		April 30,	January 31,
	Useful Life	2013	2013
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$98,000	$98,000
Customer relationships	6 to 10 years	35,707	35,831
Trade names	3 to 10 years	3,400	3,400
Total Intangible Assets		137,107	137,231
Accumulated amortization:
Acquired technology		98,000	98,000
Customer relationships		28,457	27,922
Trade names		3,400	3,400
		129,857	129,322
Total		$7,250	$7,909
Acquired intangible assets, net relate to the Comverse BSS segment as of April 30, 2013 and January 31, 2013.
Amortization of intangible assets was $0.6 million and $4.1 million for the three months ended April 30, 2013, and 2012 respectively. There was no impairment of intangible assets for the three months ended April 30, 2013 or 2012.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2014 (remainder of fiscal year)	$2,085
2015	2,780
2016	2,385
$7,250

7.	OTHER ASSETS
Other assets consisted of the following:

	April 30,	January 31,
	2013	2013
	(In thousands)
Severance pay fund (1)	$36,063	$36,273
Deposits	2,361	1,671
Long-term restricted cash	38,756	14,030
Other (2)	2,042	2,031
	$79,222	$54,005

(1)	Represents deposits into insurance policies to fund severance liability for Israeli-based employees (see Note 12, Other Long-Term Liabilities).

(2)	Includes a $1.1 million cost-method investment in a subsidiary of a significant customer.

8.	RESTRUCTURING
The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions.
Fourth Quarter 2012 Initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. In relation to this restructuring plan, the Company recorded severance-related costs of $0.8 million and facilities-related costs of $3.4 million for the three months ended April 30, 2013. Severance-related costs and facilities-related costs of $2.8 million and $0.3 million, respectively, were paid during the three months ended April 30, 2013. The remaining severance and facilities-related costs accrued under the plan are expected to be paid by January 2014 and October 2019, respectively.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the second half of the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue. The Company implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. The remaining facilities-related costs accrued under the plan are expected to be paid by May 2017.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2011, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2012, the Company began the second phase of its Netcentrex restructuring plan. The severance and facilities-related costs accrued under the plan are expected to be paid by January 2014.
The following table represents a roll forward of the workforce reduction and restructuring activities noted above for the three months ended April 30, 2013 and 2012:

	Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative		Netcentrex 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2013	$3,713	$885	$—	$391	$212	$438	$5,639
Charges	1,697	3,393	—	2	—	1	5,093
Change in assumptions	(872)	—	—	—	—	—	(872)
Translation and other adjustments (1)	66	997	—	—	(7)	(14)	1,042
Paid or utilized	(2,759)	(346)	—	(47)	(2)	(175)	(3,329)
April 30, 2013	$1,845	$4,929	$—	$346	$203	$250	$7,573
(1) Includes deferred rent liability balance for restructured facilities.

	Third Quarter 2010 Initiative		Netcentrex 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Severance Related	Total
	(In thousands)
January 31, 2012	$2,486	$8	$1,178	$—	$3,672
Charges	116	—	11	854	981
Change in assumptions	(136)	—	(165)	—	(301)
Translation adjustments	(2)	—	10	6	14
Paid or utilized	(771)	—	(315)	(60)	(1,146)
April 30, 2012	$1,693	$8	$719	$800	$3,220

9.	DEBT
There were no outstanding debt amounts as of April 30, 2013 or January 31, 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Comverse Ltd. Lines of Credit
As of April 30, 2013 and January 31, 2013, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2013 and January 31, 2013, Comverse Ltd. had utilized $15.7 million and $17.2 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of April 30, 2013 and January 31, 2013, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2013 and January 31, 2013, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2013 and January 31, 2013, Comverse Ltd. had utilized $8.0 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash included in “Other assets” within the condensed consolidated balance sheets as of April 30, 2013 and January 31, 2013.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the three months ended April 30, 2013 and 2012, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.
Forward Contracts
During the three months ended April 30, 2013 and 2012, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated and combined statement of comprehensive income (loss). Such amounts are reclassified to the statements of operations when the effects of the item being hedged are recognized in the statements of operations. The Company’s derivatives outstanding as of April 30, 2013 and January 31, 2013 are short-term in nature and are due to contractually settle within the next twelve months.
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
The following tables summarize the Company’s derivative positions and their respective fair values:

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	April 30, 2013
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$15,999	Prepaid expenses and other current assets	$657
Total assets			$657
Liabilities
Embedded derivatives
Long-term	7,138	Other long-term liabilities	$655
Total liabilities			$655

	January 31, 2013
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$21,557	Prepaid expenses and other current assets	$475
Total assets			$475
Liabilities
Embedded derivatives
Long-term	7,138	Other long-term Liabilities	$429
Total liabilities			$429
The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	Three Months Ended April 30, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$789	$(607)	$—
Total	$789	$(607)	$—

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended April 30, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(75)	$(67)	$—
Total	$(75)	$(67)	$—

(1)	Amounts reclassified from accumulated other comprehensive income (loss) (“OCI”) into the statement of operations are classified as operating expenses.
There were no gains or losses from ineffectiveness of these hedges recorded for the three months ended April 30, 2013 and 2012.
The components of OCI related to cash flow hedges are as follows:

	Three Months Ended April 30,
	2013	2012
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$475	$234
Unrealized losses (gains) on cash flow hedges	789	(59)
Reclassification adjustment for losses included in net gain	(607)	(72)
Changes in accumulated OCI on cash flow hedges, before tax	182	(131)
Other comprehensive income attributable to noncontrolling interest	—	4
Changes in accumulated OCI on cash flow hedges, net of tax	182	(127)
Accumulated OCI related to cash flow hedges, end of the period	$657	$107

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	FAIR VALUE MEASUREMENTS
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2013 and 2012.
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
Derivative assets. The fair value of derivative instruments is based on quotes or data received from counterparties and third party financial institutions. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and market rates for similar contracts using readily observable market prices thereof.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	April 30, 2013
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$—	$—	$—
Money market funds (1)	47,897	—	—	47,897
Derivative assets	—	657	—	657
	$47,897	$657	$—	$48,554
Financial Liabilities:
Embedded Derivatives	$—	$655	$—	$655
	$—	$655	$—	$655

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	January 31, 2013
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,391	$—	$9,391
Money market funds (1)	38,503	—	—	38,503
Derivative assets	—	475	—	475
	$38,503	$9,866	$—	$48,369
Financial Liabilities:
Embedded Derivatives	$—	$429	$—	$429
	$—	$429	$—	$429

(1)
As of April 30, 2013, $47.9 million of money market funds were classified in “Cash and cash equivalents” within the condensed consolidated balance sheet. As of January 31, 2013, $9.4 million of commercial paper and $38.5 million of money market funds were classified in “Cash and cash equivalents” within the consolidated balance sheet.

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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	April 30,	January 31,
	2013	2013
	(In thousands)
Liability for severance pay	$48,368	$48,421
Tax contingencies	116,748	114,205
Other long-term liabilities	12,259	6,250
Total	$177,375	$168,876
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amounts of $36.1 million and $36.3 million as of April 30, 2013 and January 31, 2013, respectively.

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
A total of 2.5 million Shares are reserved for issuance under future awards to be granted under the 2012 Incentive Plan following the effective date of the plan (referred to as the "Future Awards"). No Future Awards have been granted as of April 30, 2013.
Replacement of CTI's Equity-Based Compensation Awards

Pursuant to the terms of the Share Distribution, certain awards that were previously granted under CTI's stock incentive plan to the Company's employees and consultants have been replaced by awards that relate to the Company's common stock and have been assumed by the 2012 Incentive Plan (referred to as the "Assumed CTI Awards"). A total of 5.0 million Shares were reserved for issuance under the Assumed CTI Awards. Such reserved Shares may only be issued pursuant to the Assumed CTI Awards and may not be issued pursuant to any Future Awards. In connection with the Share Distribution, the Company issued 857,280 restricted stock units and 495,894 options to purchase shares of the Company's common stock to replace CTI Awards previously granted to the Company's employees. The replacement of CTI's equity-based compensation awards was considered a modification of an award. As a result, the Company compared the fair value of the awards immediately prior to the Share Distribution to the fair value of the awards immediately after the Share Distribution to measure incremental compensation cost. The modification resulted in an increase in the fair value of the awards. The amount of non-cash compensation expense was negligible.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Share-Based Awards
Certain employees of the Company have historically received, under stock incentive compensation plans maintained by CTI, share-based awards, including stock options, deferred stock unit and restricted stock unit awards, entitling the recipients to acquire or receive shares of CTI common stock. Accordingly, the following presentation reflects the stock-based compensation expense attributable to awards granted by CTI to employees of the Company for the three months ended April 30, 2012. Amounts presented may not be indicative of future stock-based compensation expense and may not necessarily reflect the stock-based compensation expense that the Company would have recorded had it been an independent, publicly-traded company for the periods presented.
Stock-based compensation expense associated with awards made by the Company for the three months ended April 30, 2013 and by CTI for employees of the Company for the three months ended April 30, 2012, is included in the Company’s condensed consolidated and combined statements of operations as follows:

	Three Months Ended April 30,
	2013	2012
	(In thousands)
Stock options:
Service costs	11	12
Research and development	—	5
Selling, general and administrative	236	47
	247	64
Restricted/Deferred stock awards:
Service costs	913	238
Research and development	318	128
Selling, general and administrative	1,616	1,001
	2,847	1,367
Total	$3,094	$1,431
Stock-based compensation expense associated with options granted by Starhome to Starhome’s employees is included in discontinued operations and therefore not presented in the table above. For the three months ended April 30, 2012, such stock-based compensation expense was $0.1 million.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (collectively, “Restricted Awards”) to certain key employees and directors. For the three months ended April 30, 2013, the Company did not grant any Restricted Awards or stock options.
During the three months ended April 30, 2012, CTI granted Restricted Awards covering an aggregate of 2,966,755 shares, of CTI’s common stock to certain executive officers and key employees of the Company.
During the three months ended April 30, 2013, 1,016 shares of the Company's common stock were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these shares were negligible.
During the three months ended April 30, 2012, 3,377 shares of CTI common stock were issued to certain employees of the Company upon exercise of stock options under CTI’s stock incentive plans. Total proceeds for these shares were negligible.
As of April 30, 2013, stock options to purchase 515,518 shares of the Company’s common stock and Restricted Awards covering 544,504 shares of the Company’s common stock were outstanding and 2,438,216 shares of the Company’s common stock were available for future grant under the 2012 Incentive Plan.
The total fair value of the Company's Restricted Awards vested during the three months ended April 30, 2013 was $7.0 million.
The total fair value of CTI's Restricted Awards pertaining to the Company's employees that vested during the three months ended April 30, 2012 was $3.0 million.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of April 30, 2013, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $15.0 million, which is expected to be recognized over a weighted-average period of 1.77 years.
The Company's outstanding stock options as of April 30, 2013 include unvested stock options to purchase 347,980 shares of the Company’s common stock with a weighted-average grant date fair value of $8.92, an expected term of 4.0 years and a total fair value of $3.2 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase the Company’s common stock was $2.4 million, which is expected to be recognized over a weighted-average period of 2.22 years.
The fair value of stock options to purchase the Company’s common stock vested during the three months ended April 30, 2013 and 2012 was zero.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

14.	DISCONTINUED OPERATIONS
Starhome was a CTI Subsidiary (66.5% owned as of January 31, 2012). On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement discussed below. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of April 30, 2013, such claims have not exceeded the $1.0 million threshold.
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
The Company does not have significant continuing involvement in Starhome's operations following the closing of the
Starhome Disposition, and accordingly, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company's combined statements of operations for the three months ended April 30, 2012.
Starhome's results of operations included in discontinued operations were as follows:

Three Months Ended April 30, 2012
(In thousands)
Total revenue	$9,282
Income before income tax provision	$468
Income tax provision	(39)
Income from discontinued operations, net of tax	429
Attributable to Comverse, Inc.	275
Attributable to noncontrolling interest	154
$429
The Company and Starhome had previously entered into transactions pursuant to which the Company performed certain production, support and maintenance services for Starhome, and these transactions continue following the completion of the Starhome Disposition. The Company does not consider these transactions to be significant. The Company recognized revenue related to transactions with Starhome of $0.7 million for the three months ended April 30, 2013. The Company has a receivable balance of $1.1 million and $1.9 million as of April 30, 2013 and January 31, 2013, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

15.	EQUITY ATTRIBUTABLE TO COMVERSE, INC. AND NONCONTROLLING INTEREST
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
Components of equity attributable to Comverse, Inc.’s stockholders and noncontrolling interest are as follows:

	Three Months Ended April 30, 2013			Three Months Ended April 30, 2012
	Comverse, Inc.’s Stockholders’ Equity	Noncontrolling Interest	Total Equity	Comverse, Inc.’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance, January 31	$(18,763)	$—	$(18,763)	$(83,074)	$6,987	$(76,087)
Net (loss) income	(3,140)	—	(3,140)	(26,322)	154	(26,168)
Unrealized gain (loss) for cash flow hedge positions, net of reclassification adjustments and tax	182	—	182	(131)	4	(127)
Foreign currency translation adjustment	1,620	—	1,620	556	—	556
Decrease in net investment of CTI				(851)	123	(728)
Stock-based compensation expense	3,094	—	3,094	1,554	—	1,554
Exercises of stock options	25	—	25	—	—	—
CTI contribution (1)	20,981	—	20,981	—	—	—
Repurchase of common stock	(629)	—	(629)	—	—	—
Balance, April 30,	$3,370	$—	$3,370	$(108,268)	$7,268	$(101,000)

(1)
Immediately prior to or concurrent with the Share Distribution, the Company received contributions of cash and other assets from CTI, assumed certain liabilities of CTI and settled certain debt due to CTI through a capital contribution by CTI (see Note 1, Organization, Business and Summary of Significant Accounting Policies).

Capital Stock
On October 31, 2012, in connection with the Share Distribution the Company recapitalized the “Net Investment of CTI” with the Company's common stock, whereby each holder of CTI common shares outstanding as of the record date for the Share Distribution received one share of the Company's common stock for every ten CTI common shares held thereby, resulting in the issuance of 21,923,241, shares of the Company's $0.01 par value common stock.
In addition to the Company's authorized common stock, the Company has 2.5 million shares of $0.01 par value per share preferred stock, none of which has been issued as of April 30, 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income
The following table summarizes our accumulated other comprehensive income as of the dates presented:

	April 30,	January 31,
	2013	2013
	(In thousands)
Foreign currency translations	$22,896	$21,276
Cash flow hedges, net of tax	657	475
Accumulated other comprehensive income	$23,553	$21,751

16.	EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMVERSE, INC.’S STOCKHOLDERS
Basic earnings (loss) per share attributable to Comverse, Inc.’s stockholders is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted earnings (loss) per share attributable to Comverse, Inc.’s stockholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested Restricted Awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.

The calculation of earnings (loss) per share attributable to Comverse Inc.’s stockholders is as follows:

	Three Months Ended April 30,
	2013	2012
	(In thousands, except per share data)
Numerator:
Net loss from continuing operations attributable to Comverse, Inc. - basic and diluted	$(3,140)	$(26,597)
Net income from discontinued operations, attributable to Comverse, Inc. - basic and diluted	$—	$275
Denominator:
Basic and diluted weighted average common shares outstanding	22,006	21,923
(Loss) earnings per share
Basic and diluted
Loss per share from continuing operations attributable to Comverse, Inc.	$(0.14)	$(1.21)
Earnings per share from discontinued operations attributable to Comverse, Inc.	—	0.01
Basic and diluted loss per share	$(0.14)	$(1.20)
The computation of basic and diluted loss per share for the three months ended April 30, 2012 is calculated using the number of shares of the Company's common stock outstanding on October 31, 2012, following the Share Distribution.
As a result of the Company’s net loss from continuing operations attributable to Comverse, Inc. during the three months ended April 30, 2013, the diluted loss per share attributable to Comverse, Inc. computation excludes 0.2 million of contingently issuable shares, because the effect would be antidilutive. For the three months ended April 30, 2012, there are no dilutive shares as there were no actual shares or share-based awards outstanding for Comverse, Inc. prior to the Share Distribution.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

17.	OTHER EXPENSE, NET
Other expense, net, consists of the following:

	Three Months Ended April 30,
	2013	2012
	(In thousands)
Foreign currency transaction losses, net	$5,916	$1,213
Other, net	214	224
	$6,130	$1,437

18.	INCOME TAXES
The Company's quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant differences that impact the effective tax rate relate to the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, incremental valuation allowances and tax contingencies.
For the three months ended April 30, 2013 and 2012, the Company recorded an income tax provision from continuing operations of $4.8 million and $2.2 million, respectively, which represents an effective tax rate of 285.0% and (9.0)% respectively. The effective tax rate for the quarter ended April 30, 2012 was negative due to the fact that the Company recorded income tax expense on a consolidated and combined pre-tax loss primarily due to the mix of income and losses by jurisdiction. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains valuation allowances against certain of its U.S. and foreign net deferred tax assets. The income tax provisions from continuing operations for the periods are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign jurisdictions. During the three months ended April 30, 2013, the Company reassessed its valuation allowance requirements taking into consideration the Share Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of April 30, 2013 the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $107.7 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of April 30, 2013 could decrease by approximately $3.3 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits. The Company's income tax returns are subject to ongoing tax examinations in several jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated and combined statements of operations. Accrued interest and penalties were $53.1 million as of April 30, 2013.

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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment of property and equipment; (vi) litigation settlements and related costs; (vii) Italian VAT refund recovery recorded within operating expenses; (viii) restructuring charges; and (ix) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s and our efforts to (a) complete certain financial statements and audits of such financial statements and (b) remediate material weaknesses in internal control over financial reporting.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, and depreciation and amortization for the three months ended April 30, 2013 and 2012:

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Three Months Ended April 30, 2013
Total revenue	$71,665	$76,214	$7,939	$155,818
Total costs and expenses	$56,663	$53,536	$37,776	$147,975
Income (loss) from operations	$15,002	$22,678	$(29,837)	$7,843
Computation of segment performance:
Segment revenue	$71,665	$76,214	$7,939
Total costs and expenses	$56,663	$53,536	$37,776
Segment expense adjustments:
Stock-based compensation expense	—	—	3,094
Amortization of acquisition-related intangibles	649	—	—
Compliance-related professional fees	—	—	436
Compliance-related compensation and other expenses	122	7	(77)
Impairment of property and equipment	26	1	11
Litigation settlements and related cost, net of recoveries	—	—	(24)
Italian VAT refund recovery recorded within operating expenses	—	—	(10,861)
Restructuring charges	—	—	4,221
Gain on sale of fixed assets	—	—	(11)
Other, net	—	—	290
Segment expense adjustments	797	8	(2,921)
Segment expenses	55,866	53,528	40,697
Segment performance	$15,799	$22,686	$(32,758)
Interest expense	$—	$—	$(188)	$(188)
Depreciation and amortization	$(1,486)	$(1,220)	$(1,863)	$(4,569)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Three Months Ended April 30, 2012
Total revenue	$57,680	$65,922	$14,148	$137,750
Total costs and expenses	$53,283	$50,082	$57,268	$160,633
Income (loss) from operations	$4,397	$15,840	$(43,120)	$(22,883)
Computation of segment performance:
Segment revenue	$57,680	$65,922	$14,148
Total costs and expenses	$53,283	$50,082	$57,268
Segment expense adjustments:
Stock-based compensation expense	—	—	1,431
Amortization of acquisition-related intangibles	4,074	—	—
Compliance-related professional fees	—	—	(136)
Compliance-related compensation and other expenses	630	773	(285)
Impairment of property and equipment	—	—	22
Litigation settlements and related costs, net of recoveries	—	—	(230)
Restructuring charges	—	—	680
Other, net	—	—	(173)
Segment expense adjustments	4,704	773	1,309
Segment expenses	48,579	49,309	55,959
Segment performance	$9,101	$16,613	$(41,811)
Interest expense	$—	$—	$(196)	$(196)
Depreciation and amortization	$(4,863)	$(1,201)	$(1,981)	$(8,045)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

20.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2013 and January 31, 2013, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $29.9 million and $31.1 million as of April 30, 2013 and January 31, 2013, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.
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
Indemnifications
In the normal course of business, the Company provides indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of the Company's products. The Company evaluates its indemnifications for potential losses and in its evaluation considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Generally, the Company has not encountered significant charges as a result of such indemnification provisions.
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
In addition, under the Share Distribution Agreements the Company entered into in connection with the Share Distribution, the Company has agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Expense Allocations and Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of April 30, 2013, the total amounts related to the reserved portion of the tax and labor contingencies was $0.2 million and the unreserved portion of the tax and labor contingencies totaled approximately $9.9 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of April 30, 2013, the Company had $5.4 million of deposits with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.
Italy VAT
The Company applied for Italian VAT refunds for the periods 2004 to 2010. However, collectability was deemed uncertain, as a result of the Italian financial crisis and other matters. On April 30, 2013, the Company received a refund approximating $10.9 million, which was recognized as a reduction of service costs in the condensed consolidated statement of operations for the three months ended April 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated and combined financial statements and related notes included in Part IV, Item 15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (or the 2012 Form 10-K) and the condensed consolidated and combined financial statements and related notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” on page i of this Quarterly Report. Percentages and amounts within this section may not calculate due to rounding differences.
The Share Distribution
On October 31, 2012, CTI completed its spin–off of our company as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of our outstanding common shares to CTI’s shareholders (referred to as the Share Distribution). Following the Share Distribution, CTI no longer holds any of our outstanding capital stock, and we are an independent, publicly-traded company.
Immediately prior to the Share Distribution, CTI contributed to us Exalink Ltd. (or Exalink), its wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, we and CTI operate independently, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between CTI and us after the Share Distribution and to provide mechanisms for an orderly transition, we and CTI entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and we and CTI have agreed to indemnify each other against certain liabilities arising from our respective businesses and the services that will be provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. (or Verint) discussed below, these obligations continue to apply between us and Verint. For more information, see Note 3 to our condensed consolidated and combined financial statements included in this Quarterly Report.
Subsequent to the Share Distribution, we have incurred increased costs as a result of becoming an independent, publicly-traded company, including compensation costs attributable to the enhancement of our senior management, compensation of non-employee directors and compensation expense and professional fees related to financial reporting and compliance with our periodic reporting obligations under federal securities laws. We believe our cash flow from operations has and will continue to be sufficient to fund these additional costs.
Sale of Starhome
As a result of the Starhome Disposition, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in our condensed combined statement of operations for the three months ended April 30, 2012. For more information, see Note 14 to our condensed consolidated and combined financial statements included in this Quarterly Report.

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

•
Digital and Value Added Services. We enable both network-based Value Added Services (or VAS) comprised of Voice and Messaging that include voicemail, visual voicemail, call completion, short messaging service (or SMS), multimedia picture and video messaging (or MMS), and digital Internet Protocol (or IP) based rich communication services.

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
The results of operations of all of our other operations, including the Comverse Mobile Internet (or Comverse MI) operating segment, our Netcentrex operations (or Netcentrex), our global corporate functions that support our business units and Exalink Ltd., are included in the column captioned “Comverse Other” as part of our business segment presentation. For more information, see Note 19 to our condensed consolidated and combined financial statements included in this Quarterly Report. Starhome’s results of operations are included in discontinued operations and therefore not presented in segment information.
Significant Events
During the three months ended April 30, 2013 and subsequent thereto, the following additional significant events occurred:
Merger of Verint and CTI. On August 12, 2012, CTI entered into an agreement and plan of merger (referred to as the Verint Merger Agreement) with Verint providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (referred to as the Verint Merger). The Verint Merger was completed on February 4, 2013.
Under the Share Distribution Agreement we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made against us on or prior to such date, will be released to us. The escrow funds cannot be used for claims related to the Israeli Optionholder suits. We also assumed all pre-Share Distribution tax obligations of each of us and CTI. For more information, see Note 3 to our condensed consolidated and combined financial statements included in this Quarterly Report.
Liquidity Forecast
During the three months ended April 30, 2013, we had positive cash flows from operations of $9.9 million, which includes a VAT tax refund of approximately $10.9 million. We continue our efforts to aggressively market our solutions and services, improve profitability and cash collections and implement cost reduction measures. We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition—Liquidity Forecast.”
Condensed Consolidated and Combined Financial Highlights
The following table presents certain financial highlights for the three months ended April 30, 2013 and 2012, including Comverse performance and Comverse performance margin (reflecting Comverse performance as a percentage of revenue), non-GAAP financial measures, for our company on a consolidated and combined basis:

	Three Months Ended April 30,
	2013	2012
	(Dollars in thousands)
Total revenue	$155,818	$137,750
Gross margin	41.6%	30.7%
Income (loss) from operations	7,843	(22,883)
Operating margin	5.0%	(16.6)%
Net loss from continuing operations	(3,140)	(26,597)
Income from discontinued operations, net of tax	—	429
Net loss	(3,140)	(26,168)
Less: Net income attributable to noncontrolling interest	—	(154)
Net loss attributable to Comverse Inc.	(3,140)	(26,322)
Net cash provided by (used in) operating activities - continuing operations	9,863	(45,699)
Non-GAAP Financial Measures
Comverse performance	5,727	(16,097)
Comverse performance margin	3.7%	(11.7)%
Reconciliation of Income (Loss) from Operations to Comverse Performance
We provide Comverse performance, a non-GAAP financial measure, as additional information for our operating results. This measure is not in accordance with, or an alternative for, GAAP financial measures and may be different from, or not comparable to similarly titled or other non-GAAP financial measures used by other companies. We believe that the presentation of this non-GAAP financial measure provides useful information to investors regarding certain additional financial and business trends relating to our results of operations as viewed by management in monitoring our businesses, reviewing our financial results and for planning purposes.

The following table provides a reconciliation of income (loss) from operations to Comverse performance for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
	2013	2012
	(Dollars in thousands)
Income (loss) from operations	$7,843	$(22,883)
Expense Adjustments:
Stock-based compensation expense	3,094	1,431
Amortization of acquisition-related intangibles	649	4,074
Compliance-related professional fees	436	(136)
Compliance-related compensation and other expenses	52	1,118
Impairment of property and equipment	38	22
Litigation settlements and related costs, net of recoveries	(24)	(230)
Italian VAT refund recovery recorded within operating expenses	(10,861)	—
Restructuring charges	4,221	680
Gain on sale of fixed asset	(11)	—
Other, net	290	(173)
Total expense adjustments	(2,116)	6,786
Comverse performance	$5,727	$(16,097)
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment of property and equipment; (vi) litigation settlements and related costs; (vii) Italian VAT refund recovery recorded within operating expenses; (viii) restructuring charges; and (ix) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s and our efforts to (a) complete certain financial statements and audits of such financial statements and (b) remediate material weaknesses in internal control over financial reporting. For additional information on how we apply segment performance to evaluate the operating results of our segments for the three months ended April 30, 2013 and 2012, see Note 19 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Segment Financial Highlights
The following table presents, for the three months ended April 30, 2013 and 2012, segment revenue, gross margin, income (loss) from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and Comverse Other:

	Three Months Ended April 30,
	2013	2012

	(Dollars in thousands)
SEGMENT RESULTS
Comverse BSS
Segment revenue	$71,665	$57,680
Gross margin	39.3%	32.8%
Income from operations	15,002	4,397
Operating margin	20.9%	7.6%
Segment performance	15,799	9,101
Segment performance margin	22.0%	15.8%
Comverse VAS
Segment revenue	$76,214	$65,922
Gross margin	39.8%	42.0%
Income from operations	22,678	15,840
Operating margin	29.8%	24.0%
Segment performance	22,686	16,613
Segment performance margin	29.8%	25.2%
Comverse Other
Segment revenue	$7,939	$14,148
Gross margin	80.0%	(30.4)%
Loss from operations	(29,837)	(43,120)
Operating margin	(375.8)%	(304.8)%
Segment performance	(32,758)	(41,811)
Segment performance margin	(412.6)%	(295.5)%
For a discussion of the results of our segments, see “—Results of Operations,”.

Business Trends and Uncertainties
For the three months ended April 30, 2013 compared to the three months ended April 30, 2012, we experienced increases in revenue and decreases in costs and operating expenses, resulting in income from operations for the three months ended April 30, 2013 compared to a loss from operations for the three months ended April 30, 2012. Comverse performance for the three months ended April 30, 2013 increased compared to the three months ended April 30, 2012. For more information, see Note 19 to the condensed consolidated and combined financial statements included in this Quarterly Report.
The increases in revenue were primarily attributable to increases in revenue from customer solutions and maintenance revenue at our Comverse BSS and Comverse VAS segments, partially offset by a decrease in revenue from Comverse Other. For a discussion of the reasons for the changes in revenue from customer solutions at our Comverse BSS and Comverse VAS segments, see “Comverse BSS,” “Comverse VAS,” “-Results of Operations-Segment Results-Comverse BSS” and “Results of Operations-Segment Results-Comverse VAS.” The increases in revenue from customer solutions were primarily attributable to changes in scope and settlements of certain customer contracts. The increases in maintenance revenue were primarily attributable to an increase in maintenance services provided to customers during the initial service period and the timing of collections from certain customers from whom we recognize revenue upon collections.
During the three months ended April 30, 2013, our cash and cash equivalents and restricted cash were favorably impacted primarily by (i) restricted cash received from CTI in connection with closing of the Verint Merger, and (ii) proceeds from a VAT refund in Italy and a decline in our costs, operating expenses and disbursements, that resulted in positive operating cash flow in the three months ended April 30, 2013.
Our costs, operating expenses and disbursements decreased during the three months ended April 30, 2013 primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows and due to a VAT refund of approximately $10.9 million, which was recognized as a reduction of service costs. These cost reductions were partially offset by, among other factors, the increasing complexity of project deployments which resulted in higher product delivery costs.
In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives that we believe will enhance efficiency and result in significant reductions in costs and operating expenses. The initiatives include:

•	Prioritizing the industrialization of our BSS offerings to meet or exceed our customer requirements for ease of use and faster deployment times;

•	Establishing and expanding favorable cost centers of excellence and research and development centers in Eastern Europe and Asia; and

•	Realigning our cost structure to our current size and business environment by primarily reducing our selling, general and administrative expenses.
We continue to implement these initiatives during the fiscal year ending January 31, 2014 and expect that some of these initiatives will continue to be implemented during the fiscal year ending January 31, 2015. In addition, for the fiscal year ending January 31, 2014, we plan to make investments relating to upgrades of systems and tools that we believe will increase operational efficiency and result in significant cost reductions in future fiscal periods. As a result of these initiatives, we expect that selling, general and administrative expenses will decline as a percentage of revenue in future fiscal periods.
Our principal business activities are reported through the following segments:

•
Comverse BSS, which conducts our converged, prepaid and postpaid billing and active customer management systems business and includes groups engaged in product management, professional services, research and development and product sales support; and

•
Comverse VAS, which conducts our digital and value added services business and includes groups engaged in VAS delivery, Rich Communication, Voice and Messaging product research and development and product sales support.

Comverse BSS
In the three months ended April 30, 2013, customer orders for BSS customer solutions decreased compared to the three months ended April 30, 2012. The decrease in orders for BSS customer solutions was attributable mainly to delays in purchasing decisions by customers, along with a company-initiated pause in the pursuit of certain product upgrade bookings to allow for further product industrialization. We believe that BSS customer solutions order activity continued to be impacted by uncertainty in economic conditions and industry dynamics that prompted existing and potential customers to defer significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution. In addition, customers are more closely monitoring their operating expenses. We believe a portion of the decline was also attributable to the maturation of certain markets that historically accounted for a significant portion of our BSS growth.
Revenue from BSS customer solutions for the three months ended April 30, 2013 increased compared to the three months ended April 30, 2012. The increase in revenue from Comverse BSS customer solutions was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the three months ended April 30, 2012 with no comparable change in scope and settlements in the three months ended April 30, 2013. Revenue from Comverse BSS customer solutions continued to be adversely affected by (i) the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones, delaying receipt of customer acceptance and (ii) lower volume of BSS projects in the current fiscal periods resulting from reduced customer order activity in recent years. Comverse BSS maintenance revenue for the three months ended April 30, 2013 increased compared to the three months ended April 30, 2012. The increase was primarily attributable to timing of entering into renewals of maintenance contracts with customers and the timing of collections from certain customers from whom we recognize revenue upon collections. For a more detailed discussion relating to revenue from Comverse BSS customer solutions, see “Results of Operations-Segment Results-Comverse BSS-Revenue.”
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
Comverse VAS
Customer orders for Comverse VAS customer solutions for the three months ended April 30, 2013 decreased compared to the three months ended April 30, 2012. The decrease in orders for VAS customer solutions was attributable mainly to the delays in purchasing decisions by customers. This decrease is also attributable to a decline in customer order activity related to Comverse VAS' traditional solutions, such as voicemail and SMS text messaging, which was not fully offset by customer orders for Comverse VAS' advanced offerings.
Revenue from Comverse VAS customer solutions for three months ended April 30, 2013 increased compared to the three months ended April 30, 2012 .The increase in revenue from Comverse VAS customer solutions was primarily attributable to an increase in revenue resulting from customer acceptances and percentage-of-completion revenue in certain large-scale projects in the three months ended April 30, 2013, with no comparable projects in the three months ended April 30, 2012. Comverse VAS maintenance revenue for the three months ended April 30, 2013 increased compared to the three months ended April 30, 2012. The increase was primarily attributable to an increase in maintenance revenue attributable to maintenance services provided to customers during the initial service period. For a more detailed discussion relating to revenue from Comverse VAS customer solutions, see “Results of Operations-Segment Results-Comverse VAS-Revenue.”
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
At the same time, the growth in global wireless subscriptions, and emerging wireless segments, such as data services and Internet browsing, support demand for several of our products. As part of our efforts to maintain our market position and leverage these recent trends, Comverse VAS is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP messaging, a Service Enablement Middleware, Rich Communication Solutions (RCS), and Software as a Service (SaaS) cloud-based solutions. We believe demand for advanced offerings may grow due to the increasing deployment of smartphones by wireless CSPs. Accordingly, we continue to expend significant resources on VAS research and development activities in order to enhance existing products and develop new solutions.
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
Difficulty in Forecasting Customer Order Activity
Our customer order activity is difficult to predict. A high percentage of our customer orders have typically been generated late in fiscal quarters. In addition, based on historical industry spending patterns of CSPs, we typically forecast our highest customer order activity to occur in our fourth fiscal quarter. This trend makes it difficult for us to forecast our annual customer order activity and to implement effective measures to cover any shortfalls of prior fiscal quarters if customer orders for the fourth fiscal quarter fail to meet our expectations. Furthermore, we continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for BSS and VAS installations typically involve a lengthy, complex and highly competitive bidding and selection process, and our ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or other factor resulting in the postponement or cancellation of significant orders may cause us to miss our customer order projections.
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

RESULTS OF OPERATIONS
The following discussion provides an analysis of our condensed consolidated and combined results and the results of operations of each of our segments for the fiscal periods presented. The discussion of the results of operations of each of our segments provides a more detailed analysis of the results of each segment presented. Accordingly, the discussion of our condensed consolidated and combined results should be read in conjunction with the discussions of the results of operations of our segments.
Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012
Condensed Consolidated and Combined Results

	Three Months Ended April 30,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$155,818	$137,750	$18,068	13.1%
Costs and expenses
Cost of revenue	90,964	95,423	(4,459)	(4.7)%
Research and development, net	16,080	19,072	(2,992)	(15.7)%
Selling, general and administrative	36,710	45,458	(8,748)	(19.2)%
Other operating expenses	4,221	680	3,541	520.7%
Total costs and expenses	147,975	160,633	(12,658)	(7.9)%
Income (loss) from operations	7,843	(22,883)	30,726	(134.3)%
Interest income	172	222	(50)	(22.5)%
Interest expense	(188)	(196)	8	(4.1)%
Interest expense on notes payable to CTI	—	(109)	109	N/M
Other expense, net	(6,130)	(1,437)	(4,693)	326.6%
Income tax provision	(4,837)	(2,194)	(2,643)	120.5%
Net loss from continuing operations	(3,140)	(26,597)	23,457	(88.2)%
Income from discontinued operations, net of tax	—	429	(429)	N/M
Net loss	(3,140)	(26,168)	23,028	(88.0)%
Less: Net income attributable to noncontrolling interest	—	(154)	154	(100.0)%
Net loss attributable to Comverse, Inc.	$(3,140)	$(26,322)	$23,182	(88.1)%
Net loss attributable to Comverse, Inc.:
Net loss from continuing operations	$(3,140)	$(26,597)	$23,457
Income from discontinued operations, net of tax	—	275	(275)
Net income (loss) attributable to Comverse, Inc.	$(3,140)	$(26,322)	$23,182
Loss per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted earnings (loss) per share(1)
Continuing operations	$(0.14)	$(1.21)	$1.07
Discontinued operations	$—	$0.01	$(0.01)

(1) The computation of basic and diluted earnings (loss) per share for the three months ended April 30, 2012 is calculated using the number of shares of outstanding common stock on October 31, 2012, the completion date of the Share Distribution. See Note 16 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Total Revenue
Management analyzes our revenue by: (i) revenue generated from customer solutions, and (ii) maintenance revenue. Revenue generated from customer solutions consists primarily of the licensing of our customer solutions, hardware and related professional services and training. Professional services primarily include installation, customization and consulting services. Certain revenue arrangements that require significant customization of a product to meet the particular requirements of a customer are recognized under the percentage-of-completion method. The vast majority of the percentage-of-completion method arrangements are fixed-fee contracts. Maintenance revenue consists of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis.

Revenue from customer solutions was $89.0 million for the three months ended April 30, 2013, an increase of $16.1 million, or 22.0%, compared to the three months ended April 30, 2012. The increase was attributable to an increase of $12.8 million and $9.1 million in customer solutions revenue at the Comverse BSS and VAS segments, respectively, partially offset by a decrease of $5.8 million at Comverse Other. Revenue recognized using the percentage-of-completion method was $34.0 million and $14.5 million for the three months ended April 30, 2013 and 2012, respectively, and comprised approximately 21.8% and 10.5% of total revenue for such periods, respectively.
Maintenance revenue was $66.8 million for the three months ended April 30, 2013, an increase of $2.0 million, or 3.1%, compared to the three months ended April 30, 2012. This increase was attributable to an increase of $1.2 million in maintenance revenue at each of the Comverse BSS and Comverse VAS segments, partially offset by a decrease of $0.4 million at Comverse Other.
Revenue by Geographic Region
Revenue in the Americas, Asia Pacific (or APAC) and Europe, Middle East and Africa (or EMEA) represented approximately 39%, 23% and 38% of our revenue, respectively, for the three months ended April 30, 2013 compared to approximately 36%, 29% and 35% of our revenue, respectively, for the three months ended April 30, 2012. The presentation of revenue by geographic region is based on the location of customers.
Foreign Currency Impact on Revenue
Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the three months ended April 30, 2013 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro, Japanese Yen, and Brazilian Real. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three months ended April 30, 2013 compared to the three months ended April 30, 2012 unfavorably impacted revenue by $1.8 million.
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
Cost of revenue was $91.0 million for the three months ended April 30, 2013, a decrease of $4.5 million, or 4.7%, compared to the three months ended April 30, 2012. The decrease was attributable to a decrease in costs of $16.9 million at Comverse Other, including a VAT refund of $10.9 million, offset by an increase in costs of $7.6 million and $4.8 million at the Comverse VAS Comverse and BSS segments, respectively, for the three months ended April 30, 2013 compared to the three months ended April 30, 2012.
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
Research and development expenses, net, were $16.1 million for the three months ended April 30, 2013, a decrease of $3.0 million, or 15.7%, compared to the three months ended April 30, 2012. The decrease was primarily attributable to a decline of $3.5 million and $2.1 million at the Comverse VAS and Comverse BSS segments, respectively, partially offset by an increase of $2.6 million at Comverse Other.

Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel, professional services, sales and marketing expenses, facility costs and unallocated overhead expenses.
Selling, general and administrative expenses were $36.7 million for the three months ended April 30, 2013, a decrease of $8.7 million, or 19.2%, compared to the three months ended April 30, 2012. The decrease was primarily attributable to a decline of $8.8 million and $0.6 million at Comverse Other and Comverse VAS segment, respectively, partially offset by an increase of $0.6 million at Comverse BSS segment.
Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the fiscal periods presented include primarily restructuring charges and impairments of intangible assets.
Other operating expenses were $4.2 million for the three months ended April 30, 2013, an increase of $3.5 million, compared to the three months ended April 30, 2012. The increase was attributable to an increase in restructuring charges at Comverse Other.
Income (Loss) from Operations
Income from operations was $7.8 million for the three months ended April 30, 2013, a change of $30.7 million, compared to a loss from operations of $22.9 million for the three months ended April 30, 2012. The change was primarily attributable to a decrease in loss from operations of $13.3 million at Comverse Other and an increase in income from operations of $10.6 million and $6.8 million at the Comverse BSS and Comverse VAS segments, respectively.
Interest Income
Interest income was $0.2 million for the three months ended April 30, 2013, a decrease of $0.1 million, or 22.5%, compared to the three months ended April 30, 2012.
Interest Expense
Interest expense was $0.2 million for the three months ended April 30, 2013, a decrease of 4.1%, compared to the three months ended April 30, 2012.
Other Expense, Net
Other expense, net was $6.1 million for the three months ended April 30, 2013, an increase of $4.7 million, or 326.6%, compared to the three months ended April 30, 2012. The increase was primarily attributable to net foreign currency transaction losses of $5.9 million, primarily relating to the exchange rates between the U.S. dollar and the NIS, for the three months ended April 30, 2013, compared to net foreign currency transaction losses of $1.2 million for the three months ended April 30, 2012.
Income Tax Provision
We recorded an income tax provision from continuing operations of $4.8 million for the three months ended April 30, 2013, representing an effective tax rate of 285.0%, compared with an income tax provision from continuing operations of $2.2 million, representing an effective tax rate of (9.0)% for the three months ended April 30, 2012. During the three months ended April 30, 2013 and 2012, the effective tax rates was less than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss jurisdictions, withholding taxes and certain tax contingencies. The change in our effective tax rate for the three months ended April 30, 2013, compared to the three months ended April 30, 2012 is primarily attributable to changes in the relative mix of income and losses across various jurisdictions.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations represents the results of operations of Starhome, net of tax.
Income from discontinued operations, net of tax, was $0.4 million for the three months ended April 30, 2012. See Note 14 of the condensed consolidated and combined financial statements included in this Quarterly Report.

Net Loss
Net loss was $3.1 million for the three months ended April 30, 2013, a decrease in loss of $23.5 million, or 88.2%, compared to the three months ended April 30, 2012 due primarily to the reasons discussed above.
Net Income Attributable to Noncontrolling Interest
Noncontrolling interest represents the minority shareholders' interest in Starhome, the Company's former majority-owned subsidiary, prior to the Starhome Disposition on October 19, 2012.
Net income attributable to noncontrolling interest was $0.2 million for the three months ended April 30, 2012.

Segment Results
Comverse BSS

	Three Months Ended April 30,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$71,665	$57,680	$13,985	24.2%
Costs and expenses:
Cost of revenue	43,511	38,733	4,778	12.3%
Research and development, net	7,738	9,829	(2,091)	(21.3)%
Selling, general and administrative	5,362	4,721	641	13.6%
Other operating expenses	52	—	52	N/M
Total costs and expenses	56,663	53,283	3,380	6.3%
Income from operations	$15,002	$4,397	$10,605	241.2%
Computation of segment performance:
Segment revenue	$71,665	$57,680	$13,985	24.2%
Total costs and expenses	$56,663	$53,283	$3,380	6.3%
Segment expense adjustments:
Amortization of acquisition-related intangibles	649	4,074	(3,425)	(84.1)%
Compliance-related compensation and other expenses	122	630	(508)	N/M
Impairment of property and equipment	26	—	26	N/M
Segment expense adjustments	797	4,704	(3,907)	(83.1)%
Segment expenses	55,866	48,579	7,287	15.0%
Segment performance	$15,799	$9,101	$6,698	73.6%
Revenue
Revenue from Comverse BSS customer solutions was $39.6 million for the three months ended April 30, 2013, an increase of $12.8 million, or 47.7%, compared to the three months ended April 30, 2012. The increase in revenue was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the three months ended April 30, 2012 with no comparable change in scope and settlements in the three months ended April 30, 2013.
Comverse BSS maintenance revenue was $32.0 million for the three months ended April 30, 2013, an increase of $1.2 million, or 3.9%, compared to the three months ended April 30, 2012. The increase was primarily attributable to timing of entering into renewals of maintenance contracts with customers and the timing of collections for certain customers whose revenue is limited to collections.
Revenue by Geographic Region
Revenue in the Americas, Europe, APAC and EMEA represented approximately 23%, 27% and 50% of Comverse BSS's revenue, respectively, for the three months ended April 30, 2013 compared to approximately 24%, 41% and 35% of Comverse BSS's revenue, respectively, for the three months ended April 30, 2012.
The increase in EMEA revenue as a percentage of total revenue for Comverse BSS was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the three months ended April 30, 2012 with no comparable change in scope and settlements in the three months ended April 30, 2013.
Foreign Currency Impact on Revenue
Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the three months ended April 30, 2013 compared to the three months ended April 30, 2012 unfavorably impacted revenue by $0.2 million.

Cost of Revenue
Cost of revenue was $43.5 million for the three months ended April 30, 2013, an increase of $4.8 million, or 12.3%, compared to the three months ended April 30, 2012. The increase was primarily attributable to:

•	a $3.8 million increase in material costs and overhead due to increased revenue;

•	a $1.9 million increase in assignment of research and development personnel to specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net; and

•	a $1.9 million increase in subcontractor costs to complete certain projects.

These increases were partially offset by a $3.2 million decrease in amortization of intangible assets due to certain intangible assets becoming fully amortized in the prior year.
Research and Development, Net
Research and development expenses, net, were $7.7 million for three months ended April 30, 2013, a decrease of $2.1 million, or 21.3%, compared to the three months ended April 30, 2012. The decrease is primarily attributable to more personnel-related costs used in specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net during the three months ended April 30, 2013 compared to the three months ended April 30, 2012.
Selling, General and Administrative
Selling, general and administrative expenses were $5.4 million for the three months ended April 30, 2013, an increase of $0.6 million, or 13.6%, compared to the three months ended April 30, 2012. The increase was primarily attributable to recoveries of bad debt expense related to specific customers for the three months ended April 30, 2012 with no comparable recoveries for the three months ended April 30, 2013.
Segment Performance
Segment performance was $15.8 million for the three months ended April 30, 2013 based on segment revenue of $71.7 million, representing a segment performance margin of 22.0% as a percentage of segment revenue. Segment performance was $9.1 million for the three months ended April 30, 2012 based on segment revenue of $57.7 million, representing a segment performance margin of 15.8% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to an increase in segment revenue and a decrease in research and development expense partially offset by an increase in cost of revenue for the three months ended April 30, 2013 compared to the three months ended April 30, 2012.

Comverse VAS

	Three Months Ended April 30,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$76,214	$65,922	$10,292	15.6%
Costs and expenses:
Cost of revenue	45,862	38,245	7,617	19.9%
Research and development, net	6,086	9,632	(3,546)	(36.8)%
Selling, general and administrative	1,587	2,205	(618)	(28.0)%
Other operating expenses	1	—	1	N/M
Total costs and expenses	53,536	50,082	3,454	6.9%
Income from operations	$22,678	$15,840	$6,838	43.2%
Computation of segment performance:
Segment revenue	$76,214	$65,922	$10,292	15.6%
Total costs and expenses	$53,536	$50,082	$3,454	6.9%
Segment expense adjustments:
Compliance-related compensation and other expenses	7	773	(766)	N/M
Impairment of property and equipment	1	—	1	N/M
Segment expense adjustments	8	773	(765)	(99.0)%
Segment expenses	53,528	49,309	4,219	8.6%
Segment performance	$22,686	$16,613	$6,073	36.6%
Revenue
Revenue from Comverse VAS customer solutions was $44.2 million for the three months ended April 30, 2013, an increase of $9.1 million, or 26.0%, compared to the three months ended April 30, 2012. The increase in revenue from Comverse VAS customer solutions was primarily attributable to an increase in revenue resulting from customer acceptances and percentage-of-completion revenue in certain large-scale projects in the three months ended April 30, 2013, with no comparable customer projects in the three months ended April 30, 2012.
Comverse VAS maintenance revenue was $32.0 million for the three months ended April 30, 2013, an increase of $1.2 million, or 3.9%, compared to the three months ended April 30, 2012. The increase was primarily attributable to an increase in maintenance revenue attributable to maintenance services provided to customers during the initial service period.
Revenue by Geographic Region
Revenue in the Americas, APAC and EMEA represented approximately 55%, 18% and 27% of Comverse VAS's revenue, respectively, for the three months ended April 30, 2013 compared to approximately 47%, 20% and 33% of Comverse VAS's revenue, respectively, for the three months ended April 30, 2012.
The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas and corresponding decline in EMEA was primarily attributable to significant revenue recognized due to customer acceptances and percentage-of-completion revenue in certain large-scale projects in Americas in the three months ended April 30, 2013, with no comparable customer acceptances in the three months ended April 30, 2012.

Foreign Currency Impact on Revenue
Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the three months ended April 30, 2013 compared to the three months ended April 30, 2012 unfavorably impacted revenue by $0.8 million primarily due to transactions denominated in Japanese yen.
Cost of Revenue
Cost of revenue was $45.9 million for the three months ended April 30, 2013, an increase of $7.6 million, or 19.9%, compared to the three months ended April 30, 2012. The increase was primarily attributable a $5.8 million increase in personnel-related costs and a $2.8 million increase in material costs due to increased revenue.

These increases were partially offset by a $2.5 million decrease in the assignment of research and development personnel to specific revenue generating projects recorded in cost of revenue.
Research and Development, Net
Research and development expenses, net, were $6.1 million for the three months ended April 30, 2013, a decrease of $3.5 million, or 36.8%, compared to the three months ended April 30, 2012. The decrease is primarily attributable to a decrease in personnel as a result of restructuring initiatives partially offset by a decrease in the assignment of research and development personnel to specific revenue generating projects recorded in cost of revenue during the three months ended April 30, 2013 compared to the three months ended April 30, 2012.
Selling, General and Administrative
Selling, general and administrative expenses were $1.6 million for the three months ended April 30, 2013, a decrease of $0.6 million, or 28.0%, compared to the three months ended April 30, 2012. The decrease was primarily attributable to a decrease in personnel-related costs of $0.3 million and a reduction in bad debt expense of $0.2 million for the three months ended April 30, 2013 compared to the three months ended April 30, 2012.
Segment Performance
Segment performance was $22.7 million for the three months ended April 30, 2013 based on segment revenue of $76.2 million, representing a segment performance margin of 29.8% as a percentage of segment revenue. Segment performance was $16.6 million for the three months ended April 30, 2012 based on segment revenue of $65.9 million, representing a segment performance margin of 25.2% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to an increase in segment revenue and a decrease in research and development expense, partially offset by an increase in cost of revenue for the three months ended April 30, 2013 compared to the three months ended April 30, 2012.

Comverse Other

	Three Months Ended April 30,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$7,939	$14,148	$(6,209)	(43.9)%
Costs and expenses:
Cost of revenue	1,591	18,445	(16,854)	(91.4)%
Research and development, net	2,256	(389)	2,645	N/M
Selling, general and administrative	29,734	38,532	(8,798)	(22.8)%
Other operating expenses	4,195	680	3,515	N/M
Total costs and expenses	37,776	57,268	(19,492)	(34.0)%
Loss from operations	$(29,837)	$(43,120)	$13,283	(30.8)%
Computation of segment performance:
Segment revenue	$7,939	$14,148	$(6,209)	(43.9)%
Total costs and expenses	$37,776	$57,268	$(19,492)	(34.0)%
Segment expense adjustments:
Stock-based compensation expense	3,094	1,431	1,663	116.2%
Compliance-related professional fees	436	(136)	572	N/M
Compliance-related compensation and other expenses	(77)	(285)	208	(73.0)%
Impairment of property and equipment	11	22	(11)	(50.0)%
Litigation settlements and related costs, net of recoveries	(24)	(230)	206	(89.6)%
Italian VAT refund recovery recorded within operating expenses	(10,861)	—	(10,861)	N/M
Restructuring	4,221	680	3,541	520.7%
Gain on sale of fixed assets	(11)	—	(11)	N/M
Other	290	(173)	463	(267.6)%
Segment expense adjustments	(2,921)	1,309	(4,230)	(323.1)%
Segment expenses	40,697	55,959	(15,262)	(27.3)%
Segment performance	$(32,758)	$(41,811)	$9,053	(21.7)%
Revenue
Revenue includes revenue generated primarily by Comverse MI and our Netcentrex operations (or Netcentrex).
Total revenue was $7.9 million for the three months ended April 30, 2013, a decrease of $6.2 million, or 43.9%, compared to the three months ended April 30, 2012. The decrease was primarily attributable to revenue decreases at Netcentrex and Comverse MI of $2.9 million and $1.6 million, respectively. For the three months ended April 30, 2013 and 2012, Comverse MI's total revenue was $4.8 million and $6.4 million, respectively, and Netcentrex' total revenue was $3.0 million and $5.9 million, respectively.
Cost of Revenue
Cost of revenue is primarily attributable to Comverse MI and Netcentrex. Cost of revenue also includes shared services costs associated with percentage-of-completion projects, including at Comverse BSS and Comverse VAS.

Cost of revenue was $1.6 million for the three months ended April 30, 2013, a decrease of $16.9 million, or 91.4%, compared to the three months ended April 30, 2012. The decrease was primarily attributable to a VAT refund of $10.9 million the three months ended April 30, 2013 and a decrease in material costs of $4.3 million associated with the decrease in revenue.
Research and Development, Net
Research and development expenses, net primarily include expenses incurred by our global corporate functions in connection with shared services provided to our operations, including Comverse BSS and Comverse VAS.
Research and development expenses, net, were $2.3 million for the three months ended April 30, 2013, an increase of $2.6 million, compared to the three months ended April 30, 2012. The increase is primarily attributable to more personnel-related costs used in developing products during the three months ended April 30, 2013 compared to the three months ended April 30, 2012.
Selling, General and Administrative
Selling, general and administrative expenses consist of expenses incurred by our global corporate functions in connection with shared services provided to our operations, including; Comverse BSS and Comverse VAS.
Selling, general and administrative expenses were $29.7 million for the three months ended April 30, 2013, a decrease of $8.8 million, or 22.8%, compared to the three months ended April 30, 2012. The decrease was primarily attributable to lower sales agent commission expenses of $7.1 million due to a decrease in bookings and mix of bookings generated from certain projects, as not all projects involve sales agents.
Other Operating Expenses
Other operating expenses were $4.2 million for the three months ended April 30, 2013, an increase of $3.5 million, compared to the three months ended April 30, 2012. The increase was attributable to an increase of $3.5 million in restructuring charges. See Note 8 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Loss from Operations
Loss from operations was $29.8 million for the three months ended April 30, 2013, a decrease in loss of $13.3 million, or 30.8%, compared to the three months ended April 30, 2012 due primarily to the reasons discussed above. For the three months ended April 30, 2013, Comverse MI had income from operations of $1.3 million compared to a loss of $0.4 million for the three months ended April 30, 2012. The change was primarily attributable to a decrease in cost of revenue research and development and selling, general and administrative expenses. For the three months ended April 30, 2013, Netcentrex had a loss from operations of $0.5 million compared to income from operations of $1.3 million for the three months ended April 30, 2012. The change was primarily attributable to a decrease in total revenue.
Segment Performance
Segment performance was a $32.8 million loss for the three months ended April 30, 2013, a decrease in loss of $9.1 million, or 21.7%, compared to the three months ended April 30, 2012. The decrease in loss in segment performance was primarily attributable to a decrease in selling, general and administrative expenses and cost of revenue partially offset by a decrease in segment revenue for the three months ended April 30, 2013 compared to the three months ended April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings from CTI, and the sale of investments and assets. We believe that our future sources of liquidity will include cash and cash equivalents, and may include new borrowings or proceeds from the issuance of equity or debt securities.
During the three months ended April 30, 2013, our principal uses of liquidity were to fund operating expenses, make capital expenditures and pay accounting, tax and legal fees associated with compliance with our periodic reporting obligations under federal securities laws and maintenance of internal control over financial reporting increased.
Financial Condition
Cash and Cash Equivalents
As of April 30, 2013, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $336.0 million, compared to approximately $305.4 million as of January 31, 2013. During the three months ended April 30, 2013, we received $25.0 million from CTI in connection with the closing of the Verint Merger and approximately $10.9 million in proceeds from a VAT refund in Italy.
Restricted Cash
Restricted cash aggregated $67.5 million and $42.5 million as of April 30, 2013 and January 31, 2013, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Management's current forecast is based upon a number of assumptions including, among others: continued implementation of initiatives to reduce operating costs; no significant degradation in operating margins; increased spending on certain investments in the business; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs and other professional fees; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Part I, Item 1A, “Risk Factors” of the 2012 Form 10-K materialize, we may experience a shortfall in the cash required to support working capital needs.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash Flows
Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012

	Three Months Ended April 30,
	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$9,863	$(45,699)
Net cash used in operating activities - discontinued operations	—	(1,336)
Net cash used in investing activities - continuing operations	(27,991)	(1,405)
Net cash provided by (used in) financing activities - continuing operations	24,396	(257)
Effects of exchange rates on cash and cash equivalents	(687)	545
Net increase (decrease) in cash and cash equivalents	5,581	(48,152)
Cash and cash equivalents, beginning of period including cash of discontinued operations	262,921	193,192
Cash and cash equivalents, end of period including cash of discontinued operations	268,502	145,040
Less: Cash and cash equivalents of discontinued operations, end of period	—	(31,055)
Cash and cash equivalents, end of period	$268,502	$113,985
Operating Cash Flows
During the three months ended April 30, 2013, operating activities provided net cash of $9.9 million, including a VAT tax refund of approximately $10.9 million. Net cash provided by operating activities was primarily attributable to a decrease in deferred cost of revenue, a decrease in accounts receivable and in net income after non-cash charges add-back partially offset by a decrease in deferred revenue and a decrease in accounts payable and accrued expenses for the three months ended April 30, 2013.
Investing Cash Flows
During the three months ended April 30, 2013, net cash used in investing activities was $28.0 million. Net cash used in investing activities was primarily attributable to a $25.0 million increase in restricted cash in bank time deposits received from CTI in connection with the closing of the Verint Merger and $3.0 million of cash used for purchases of property and equipment.
Financing Cash Flows
During the three months ended April 30, 2013, net cash provided by financing activities was $24.4 million. Net cash provided by financing activities was primarily attributable to a $25.0 million cash capital contribution from CTI.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents is denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound. For the three months ended April 30, 2013, the fluctuation in foreign currency exchange rates had an unfavorable impact of $0.7 million on cash and cash equivalents.
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger with Verint providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint. The Verint Merger was completed on February 4, 2013.
Under the Share Distribution Agreement we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us. The escrow funds cannot be used for claims related to the Israeli Optionholder suits. We also assume all pre-Share Distribution tax obligations of each of us and CTI. For more information, see Note 3 to our condensed consolidated and combined financial statements included in this Quarterly Report.
Indebtedness
Comverse Ltd. Lines of Credit
As of April 30, 2013 and January 31, 2013, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2013 and January 31, 2013, Comverse Ltd. had utilized $15.7 million and $17.2 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of April 30, 2013 and January 31, 2013, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2013 and January 31, 2013, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2013 and January 31, 2013, Comverse Ltd. had utilized $8.0 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash included in “Other assets” within the consolidated balance sheets as of April 30, 2013 and January 31, 2013.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some charges. During the three months ended April 30, 2013 and 2012, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $4.2 million and $0.7 million, respectively, and paid $3.3 million and $1.1 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $2.0 million and $5.5 million are expected to be substantially paid by January 2014 and October 2019, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see Note 8 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2013 and 2012, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated and combined results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $29.9 million and $31.1 million as of April 30, 2013 and 2012, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.
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
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of April 30, 2013 and January 31, 2013, cash and cash equivalents held by our foreign subsidiaries was $109.6 million and $149.4 million, respectively. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 30, 2013, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2013. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2012 Form 10-K.
CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations as of January 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2012 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We described the significant accounting policies and methods used in the preparation of our consolidated and combined financial statements in Note 1 to the consolidated and combined financial statements included in Part IV, Item 15 of our 2012 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated and combined financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2012 Form 10-K, and include the following:

•	revenue recognition;

•	extended payment terms;

•	percentage-of-completion accounting;

•	expense allocation;

•	stock-based compensation;

•	recoverability of goodwill;

•	impairment of long-lived and intangible assets;

•	allowance for doubtful accounts;

•	income taxes; and

•	litigation and contingencies.
We do not believe that there were any significant changes in our critical accounting policies during the three months ended April 30, 2013.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated and combined financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2012 Form 10-K, filed with the SEC on May 16, 2013, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended April 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, for the fiscal quarter ended April 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our 2012 Form 10-K, our disclosure controls and procedures were not effective as of April 30, 2013.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, continuing to implement remedial actions as actions as outlined in Part II, Item 9A of our 2012 Form 10-K. We have adopted, and are in the process of implementing, certain remedial measures that we believe will enable us to remediate our material weakness in the area of income taxes by January 31, 2014.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 20 to the condensed consolidated and combined financial statements included in this Quarterly Report. There have been no material developments in the legal proceedings previously reported in our Annual Report on Form 10-K filed with the SEC on May 16, 2013.

ITEM 1A.	RISK FACTORS
There have not been any material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 31, 2013 filed with the SEC on May 16, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended April 30, 2013, the Company purchased an aggregate of 22,821 shares of its common stock from certain of its directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by the Company are deposited in its treasury. The Company does not have a specific repurchase plan or program. The following table provides information regarding the Company’s purchases of its common stock in respect of each month during the three months ended April 30, 2013 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
February 1, 2013 – February 28, 2013	2,214	$28.04	—	—
March 1, 2013 – March 31, 2013	10,174	27.04	—	—
April 1, 2013 – April 30, 2013	10,433	28.00	—	—
Total	22,821	$27.58	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

10.1*	Form of Employee Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10. 6 of the Registrant's Annual Report on Form 10-K filed with the SEC on May 16, 2013).

10.2*	Form of Executive Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10. 7 of the Registrant's Annual Report on Form 10-K filed with the SEC on May 16, 2013).

10.3*	Form of Employee Non Qualified Stock Option Award (incorporated herein by reference to Exhibit 10. 8 of the Registrant's Annual Report on Form 10-K filed with the SEC on May 16, 2013).

10.4*	Form of Executive Non Qualified Stock Option Award (incorporated herein by reference to Exhibit 10. 9 of the Registrant's Annual Report on Form 10-K filed with the SEC on May 16, 2013).

10.5*	Form of Employee Replacement Non Qualified Stock Option Award (incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed with the SEC on May 16, 2013).

31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101****
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated and Combined Statements of Operations, (ii) the Condensed Consolidated and Combined Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated and Combined Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated and Combined Financial Statements.

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

COMVERSE, INC.

June 13, 2013	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

June 13, 2013	/s/ Thomas B. Sabol
Thomas B. Sabol Senior Vice President, Chief Financial Officer (Principal Financial Officer)