Form 10-Q
period 2013-07-31
Comverse, Inc.
filed 2013-09-13
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,242,619 shares of the registrant’s common stock outstanding on September 8, 2013.

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

•
our success in the rapidly evolving VAS market depends on our ability to anticipate customer demand for new products and technologies and to generate revenue from new products and technologies that exceed any declines in revenue we may experience from the sale of traditional products and technologies;

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

•	our success depends on our ability to enhance existing products and develop and market new products in response to rapidly changing technology in our industries;

•	if we are unable to establish and demonstrate the benefits of new and innovative products to customers after investing time and resources, our business will be adversely affected;

•	our dependence on contracts for large systems and large installations for a significant portion of our sales and operating results could adversely affect our business;

•	the potential incurrence of fees and penalties if our solutions develop operational problems and significant costs to correct previously undetected operational problems in our complex solutions;

•	our dependence on a limited number of suppliers and manufacturers for certain components and third-party software could cause a supply shortage and/or interruptions in product supply;

i

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

•	the risk that environmental and other related laws and regulations could result in significant liabilities and costs;

•	the risk that the failure or delay in achieving interoperability of our products with our customers' systems could impair our ability to sell our products;

•	the competitive bidding process used to generate sales requires us to expend significant resources with no guarantee of recoupment;

•
third parties' infringement of our proprietary technology and the infringement by us of the intellectual property of third parties, including through the use of free or open source software, could have a material adverse effect on our business;

•	risks of certain of our contractual obligations exposing us to uncapped or other significant liabilities;

•	our dependence upon hiring and retaining highly qualified employees;

•	the risk that environmental and other disasters may harm our business;

•	general competitive, economic, political and market conditions and fluctuations could directly affect our operations;

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

•
for as long as we are an emerging growth company, we are exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies, which may cause some investors to find our common stock less attractive and result in a less active trading market and more volatile stock price for our common stock;

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

•
our obligation to indemnify Comverse Technology, Inc., our former parent (or CTI) and its affiliates (including Verint Systems Inc. (or Verint) following the merger of CTI with and into a subsidiary of Verint (referred to as the Verint Merger) after the Verint Merger against certain claims or losses that may arise in connection with the Verint Merger and the spin-off of our company as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of our outstanding common shares to CTI's shareholders (referred to as the Share Distribution);

•	the risk that future changes in stock ownership could limit our use of net operating loss carryforwards;

ii

•
potential significant liabilities for taxes of the CTI consolidated group for periods ending on or before the Share Distribution date, and possible indemnity obligation to CTI for any tax on the Share Distribution;

•	potential exposure to liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements related to the Share Distribution; and

•	risks related to the ownership and price of our common stock.
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on May 16, 2013 and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. The documents and reports we file with the SEC are available through Comverse, or our website, www.comverse.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenue:
Product revenue	$56,491	$51,953	$109,395	$99,539
Service revenue	113,262	119,273	216,176	209,437
Total revenue	169,753	171,226	325,571	308,976
Costs and expenses:
Product costs	28,751	26,100	56,385	51,933
Service costs	74,733	77,078	138,063	146,668
Research and development, net	16,860	19,792	32,940	38,864
Selling, general and administrative	35,349	34,039	72,059	79,497
Other operating expenses:
Restructuring charges	2,633	427	6,854	1,107
Total costs and expenses	158,326	157,436	306,301	318,069
Income (loss) from operations	11,427	13,790	19,270	(9,093)
Interest income	143	221	315	443
Interest expense	(166)	(180)	(354)	(376)
Interest expense on notes payable to CTI	—	(141)	—	(250)
Other income (expense), net	1,444	(2,459)	(4,686)	(3,896)
Income (loss) before income tax provision	12,848	11,231	14,545	(13,172)
Income tax provision	(29,935)	(5,130)	(34,772)	(7,324)
Net (loss) income from continuing operations	(17,087)	6,101	(20,227)	(20,496)
Income from discontinued operations, net of tax	—	4,282	—	4,711
Net (loss) income	(17,087)	10,383	(20,227)	(15,785)
Less: Net income attributable to noncontrolling interest	—	(856)	—	(1,010)
Net (loss) income attributable to Comverse, Inc.	$(17,087)	$9,527	$(20,227)	$(16,795)
Weighted average common shares outstanding:
Basic & Diluted	22,186,729	21,923,241	22,097,619	21,923,241
Net (loss) income attributable to Comverse, Inc.
Net (loss) income from continuing operations	$(17,087)	$6,101	$(20,227)	$(20,496)
Income from discontinued operations, net of tax	—	3,426	—	3,701
Net (loss) income attributable to Comverse, Inc.	$(17,087)	$9,527	$(20,227)	$(16,795)
(Loss) earnings per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted (loss) earnings per share
Continuing operations	$(0.77)	$0.28	$(0.92)	$(0.93)
Discontinued operations	—	0.15	—	0.16
Basic and diluted (loss) earnings per share	$(0.77)	$0.43	$(0.92)	$(0.77)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net (loss) income	$(17,087)	$10,383	$(20,227)	$(15,785)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,145	6,525	3,765	7,081
Changes in accumulated OCI on cash flow hedges, net of tax	(447)	(1,208)	(265)	(1,335)
Other comprehensive income, net of tax	1,698	5,317	3,500	5,746
Comprehensive (loss) income	(15,389)	15,700	(16,727)	(10,039)
Less: comprehensive income attributable to noncontrolling interest	—	(809)	—	(967)
Comprehensive (loss) income attributable to Comverse, Inc.	$(15,389)	$14,891	$(16,727)	$(11,006)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	July 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$264,004	$262,921
Restricted cash and bank time deposits	31,192	28,484
Accounts receivable, net of allowance of $8,585 and $8,841, respectively	116,456	123,612
Inventories	20,039	24,800
Deferred cost of revenue	24,385	34,031
Deferred income taxes	16,036	17,938
Prepaid expenses and other current assets	32,163	35,119
Total current assets	504,275	526,905
Property and equipment, net	39,332	37,442
Goodwill	149,579	149,987
Intangible assets, net	6,511	7,909
Deferred cost of revenue	59,897	72,121
Deferred income taxes	6,322	9,421
Other assets	78,924	54,005
Total assets	$844,840	$857,790
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$176,025	$185,611
Deferred revenue	305,115	320,347
Deferred income taxes	6,801	7,689
Income taxes payable	22,444	8,538
Total current liabilities	510,385	522,185
Deferred revenue	122,998	143,725
Deferred income taxes	42,077	41,767
Other long-term liabilities	178,761	168,876
Total liabilities	854,221	876,553
Commitments and contingencies
Equity:
Comverse, Inc. stockholders’ equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 22,241,704 and 21,934,569 shares, respectively; outstanding, 22,212,794 and 21,933,427 shares, respectively	222	219
Treasury stock, at cost, 28,910 and 1,142 shares, respectively	(803)	(33)
Accumulated deficit	(63,164)	(42,937)
Additional paid in capital	29,113	2,237
Accumulated other comprehensive income	25,251	21,751
Total equity	(9,381)	(18,763)
Total liabilities and equity	$844,840	$857,790
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net cash provided by (used in) operating activities - continuing operations (1)	$9,641	$(50,496)
Net cash used in operating activities - discontinued operations	—	(2,964)
Net cash provided by (used in) operating activities	9,641	(53,460)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	100	—
Purchase of property and equipment	(4,630)	(3,269)
Net change in restricted cash and bank time deposits	(27,569)	5
Proceeds from asset sales	61	309
Other, net	743	(153)
Net cash used in investing activities	(31,295)	(3,108)
Cash flows from financing activities:
Decrease in net investment by CTI	—	1,669
Borrowings under note payable to CTI	—	9,500
CTI capital contribution	25,000	—
Other, net	—	(32)
Repurchase of common stock	(770)	—
Proceeds from exercises of stock options	556	—
Net cash provided by financing activities	24,786	11,137
Effects of exchange rates on cash and cash equivalents	(2,049)	(2,092)
Net increase (decrease) in cash and cash equivalents	1,083	(47,523)
Cash and cash equivalents, beginning of period including cash from discontinued operations	262,921	193,192
Cash and cash equivalents, end of period including cash from discontinued operations	264,004	145,669
Less: cash and cash equivalents of discontinued operations, end of period	—	(29,349)
Cash and cash equivalents, end of period	$264,004	$116,320
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,278	$505
Inventory transfers to property and equipment	$2,495	$1,365
(1) Includes approximately $10.9 million of cash proceeds related to a VAT refund received during the six months ended July 31, 2013.
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

•
Data Management and Monetization Solutions. The Company provides CSPs with the ability to better manage their data networks and better monetize their data network investment through its solutions' Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Professional and Managed Services. The Company offers a portfolio of services related to its solutions following the completion of the delivery of the project to the customer ("post-go-live"), such as system care, expert services and managed services.

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
Immediately prior to the Share Distribution, CTI contributed to the Company Exalink Ltd. (“Exalink”), CTI's wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, the Company and CTI operate independently, and neither has any ownership interest in the other. In order to govern certain ongoing relationships between CTI and the Company after the Share Distribution and to provide mechanisms for an orderly transition, CTI and the Company entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and CTI and the Company have agreed to indemnify each other against certain liabilities arising from their respective businesses and the services that are provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. ("Verint") discussed below, these obligations continue to apply between the Company and Verint (see Note 3, Expense Allocations and Share Distribution Agreements).
Upon completion of the Share Distribution, the Company's shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” In connection with the Share Distribution, the Company (1) recapitalized its Net Investment of CTI with its common stock, whereby each holder of CTI common shares outstanding as of the record date for the Share Distribution received one share of the Company's common stock for every ten CTI common shares held thereby, which resulted in the issuance of approximately 21.9 million shares of the Company's common stock, (2) received contributions from CTI of $38.5 million in cash and $1.4 million of property and equipment based on CTI's book value, (3) recorded transfers of lease deposits of $0.8 million and deferred lease cost of $1.0 million from CTI, (4) assumed $0.7 million of employee related liabilities transferred to the Company from CTI, and (5) settled borrowings under a revolving loan agreement of $9.0 million and note payable by the Company to CTI of $9.4 million through a capital contribution to the Company's equity by CTI. In addition on November 1, 2012 in connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards (see Note 13, Stock-based Compensation).

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
As a result of the Starhome Disposition, the results of operations of Starhome, are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in the Company’s condensed combined statements of operations for the three and six months ended July 31, 2012 (see Note 14, Discontinued Operations).
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
The condensed consolidated and combined statements of operations, comprehensive income (loss) and cash flows for the periods ended July 31, 2013 and 2012, and the condensed consolidated balance sheet as of July 31, 2013 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated and combined financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated and combined financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated and combined financial statements and notes included in the 2012 Form 10-K. The results for the three and six months ended July 31, 2013 are not necessarily indicative of a full fiscal year’s results.
The Company’s combined financial statements for the periods prior to the Share Distribution have been derived from the condensed consolidated financial statements and accounting records of CTI, using the historical results of operations, and historical basis of assets and liabilities of the Company’s businesses, which operated under common control of CTI. The Company’s condensed combined financial statements combine, on the basis of common control, the results of operations and financial position of the Company and its subsidiaries with Starhome (66.5% owned by CTI as of January 31, 2012) and Exalink prior to CTI contributing Starhome and Exalink to the Company on September 19, 2012 and October 31, 2012, respectively. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses from CTI are reasonable (see Note 3, Expense Allocations and Share Distribution Agreements). However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. As such, the condensed combined financial statements for the periods prior to the Share Distribution included herein may not necessarily reflect the Company’s results of operations, comprehensive income (loss), financial position or cash flows in the future or what its results of operations, comprehensive income (loss), financial position or cash flows would have been had the Company been an

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

independent company during the prior periods presented. Subsequent to the Share Distribution, the financial statements are consolidated.
Prior to the Share Distribution, transactions between the Company and CTI and CTI’s other subsidiaries were identified in the condensed combined financial statements as transactions between related parties (see Note 3, Expense Allocations and Share Distribution Agreements).
For the purposes of the condensed combined statements of cash flows, prior to the Share Distribution, the Company reflects changes in unpaid balances with CTI as a financing activity.
Intercompany accounts and transactions within the Company have been eliminated.
On April 30, 2013, the Company received a VAT refund approximating $10.9 million, which was recognized as a reduction of service costs in the condensed consolidated statement of operations for the six months ended July 31, 2013 (see Note 20, Commitments and Contingencies).
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

•	Allocation of expenses by CTI to the Company;

•	Fair value of stock-based compensation;

•	Fair value of reporting units for the purpose of goodwill impairment testing;

•	Valuation of other intangible assets;

•	Allowance for doubtful accounts;

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on percentage-of-completion ("POC") projects;

•	Valuation of inventory;

•	Valuation of investments and financial instruments; and

•	Probability assessment of performance based stock units vesting.
The Company’s actual results may differ from its estimates.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is currently classified as an emerging growth company and as such, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to follow the required adoption dates for private companies. Therefore, the adoption dates below reflect the Company's current classification.
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
The Company considered these expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as an independent company. Actual costs which may have been incurred if the Company had been an independent company for the three and six months ended July 31, 2012 would depend on a number of factors, including how the Company chose to organize itself, and what, if any, functions were outsourced or performed by the Company’s employees. The condensed combined statement of operations includes expense allocation costs from CTI of $2.3 million and $5.2 million for the three and six months ended July 31, 2012, respectively.
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

4.	INVENTORIES
Inventories consisted of the following:

	July 31,	January 31,
	2013	2013
	(In thousands)
Raw materials	$13,303	$17,318
Work in process	6,626	7,436
Finished goods	110	46
	$20,039	$24,800

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the six months ended July 31, 2013 are as follows:

	Comverse BSS	Comverse VAS	Comverse Other (1)	Total
	(In thousands)
Goodwill, gross, at January 31, 2013	$83,992	$65,995	$162,060	$312,047
Accumulated impairment losses at January 31, 2013	—	—	(162,060)	(162,060)
Goodwill, net, at January 31, 2013	83,992	65,995	—	149,987
Effect of changes in foreign currencies and other	(228)	(180)	—	(408)
Goodwill, net, at July 31, 2013	$83,764	$65,815	$—	$149,579
Balance at July 31, 2013
Goodwill, gross, at July 31, 2013	$83,764	$65,815	$162,060	$311,639
Accumulated impairment losses at July 31, 2013	—	—	(162,060)	(162,060)
Goodwill, net, at July 31, 2013	$83,764	$65,815	$—	$149,579
(1) The amount of goodwill in “Comverse Other” is attributable to Comverse MI and Netcentrex. The goodwill associated with Netcentrex was impaired during the fiscal year ended January 31, 2009 and prior fiscal years. The goodwill associated with Comverse MI was impaired during the fiscal year ended January 31, 2013.
The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. No events or circumstances indicating the potential for goodwill impairment were identified during either the six months ended July 31, 2013 or 2012.

6.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

		July 31,	January 31,
	Useful Life	2013	2013
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$98,000	$98,000
Customer relationships	6 to 10 years	35,596	35,831
Trade names	3 to 10 years	3,400	3,400
Total Intangible Assets		136,996	137,231
Accumulated amortization:
Acquired technology		98,000	98,000
Customer relationships		29,085	27,922
Trade names		3,400	3,400
		130,485	129,322
Total		$6,511	$7,909
Acquired technology intangible assets, net relate to the Comverse BSS segment as of July 31, 2013 and January 31, 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Amortization of intangible assets was $0.8 million and $1.4 million for the three and six months ended July 31, 2013, respectively, and $4.0 million and $8.1 million for the three and six months ended July 31, 2012, respectively. There were no impairments of intangible assets for the six months ended July 31, 2013 or 2012.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2014 (remainder of fiscal year)	$1,378
2015	2,757
2016	2,376
$6,511

7.	OTHER ASSETS
Other assets consisted of the following:

	July 31,	January 31,
	2013	2013
	(In thousands)
Severance pay fund (1)	$36,297	$36,273
Deposits	2,708	1,671
Long-term restricted cash	37,935	14,030
Other (2)	1,984	2,031
	$78,924	$54,005

(1)	Represents deposits into insurance policies to fund severance liability for Israeli-based employees (see Note 12, Other Long-Term Liabilities).

(2)	Includes a $1.1 million cost-method investment in a subsidiary of a significant customer.

8.	RESTRUCTURING
The Company reviews its business, manages costs and aligns resources with market demand. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions.
Fourth Quarter 2012 Initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. In relation to this restructuring plan, the Company recorded severance-related costs of $2.2 million and facilities-related costs of $4.8 million for the six months ended July 31, 2013. Severance-related costs and facilities-related costs of $4.6 million and $0.7 million, respectively, were paid during the six months ended July 31, 2013. The remaining severance and facilities-related costs accrued under the plan are expected to be paid by January 2014 and October 2019, respectively.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the second half of the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue. The Company implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focused on process reengineering to

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. The remaining facilities-related costs accrued under the plan are expected to be paid by May 2017.
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
The following table represents a roll forward of the workforce reduction and restructuring activities noted above for the six months ended July 31, 2013 and 2012:

	Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative		Netcentrex 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2013	$3,713	$885	$—	$391	$212	$438	$5,639
Charges	3,158	4,364	—	5	(126)	1	7,402
Change in assumptions	(967)	419	—	—	—	—	(548)
Translation and other adjustments (1)	62	997	—	—	(7)	(11)	1,041
Paid or utilized	(4,608)	(746)	—	(94)	(12)	(288)	(5,748)
July 31, 2013	$1,358	$5,919	$—	$302	$67	$140	$7,786
(1) Includes deferred rent liability balance for restructured facilities.

	Third Quarter 2010 Initiative		Netcentrex 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2012	$2,486	$8	$1,178	$—	$3,672
Charges	531	—	13	872	1,416
Change in assumptions	(136)	(8)	(165)	—	(309)
Translation adjustments	(2)	—	(42)	(50)	(94)
Paid or utilized	(2,850)	—	(395)	(218)	(3,463)
July 31, 2012	$29	$—	$589	$604	$1,222

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	DEBT
There were no outstanding debt amounts as of July 31, 2013 or January 31, 2013.
Comverse Ltd. Lines of Credit
As of July 31, 2013 and January 31, 2013, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of July 31, 2013 and January 31, 2013, Comverse Ltd. had utilized $15.8 million and $17.2 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of July 31, 2013 and January 31, 2013, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of July 31, 2013 and January 31, 2013, Comverse Ltd. had no outstanding borrowings under the line of credit. As of July 31, 2013 and January 31, 2013, Comverse Ltd. had utilized $7.9 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash included in “Other assets” within the condensed consolidated balance sheets as of July 31, 2013 and January 31, 2013.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the six months ended July 31, 2013 and 2012, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.
Forward Contracts
During the six months ended July 31, 2013 and 2012, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated and combined statements of comprehensive income (loss). Such amounts are reclassified to the statements of operations when the effects of the item being hedged are recognized in the statements of operations. The Company’s derivatives outstanding as of July 31, 2013 and January 31, 2013 are short-term in nature and are due to contractually settle within the next twelve months.
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
The following tables summarize the Company’s derivative positions and their respective fair values:

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	July 31, 2013
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$3,994	Prepaid expenses and other current assets	$210
Total assets			$210
Liabilities
Embedded derivatives
Long-term	7,138	Other long-term liabilities	$720
Total liabilities			$720

	January 31, 2013
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$21,557	Prepaid expenses and other current assets	$475
Total assets			$475
Liabilities
Embedded derivatives
Long-term	7,138	Other long-term liabilities	$429
Total liabilities			$429
The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	Three Months Ended July 31, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(26)	$(421)	$—
Total	$(26)	$(421)	$—

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended July 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(1,739)	$674	$—
Total	$(1,739)	$674	$—

	Six Months Ended July 31, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$763	$(1,028)	$—
Total	$763	$(1,028)	$—

	Six Months Ended July 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(1,814)	$607	$—
Total	$(1,814)	$607	$—

There were no gains or losses from ineffectiveness of these hedges recorded for the six months ended July 31, 2013 and 2012.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of OCI related to cash flow hedges are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$657	$107	$475	$234

Unrealized (losses) gains on cash flow hedges	(26)	(1,901)	763	(1,960)
Reclassification adjustment	(421)	697	(1,028)	625
Changes in accumulated OCI on cash flow hedges, net of tax	(447)	(1,204)	(265)	(1,335)
Other comprehensive income attributable to noncontrolling interest	—	39	—	43
Accumulated OCI related to cash flow hedges, end of the period	$210	$(1,058)	$210	$(1,058)
The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated condensed statements of operations, with presentation location, were as follows:

	Three Months Ended July 31, 2013	Six Months Ended July 31, 2013
	(In thousands)
Cost of revenue	$(219)	$(518)
Research and development, net	(64)	(161)
Selling, general and administrative	(138)	(349)
Total	$(421)	$(1,028)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	FAIR VALUE MEASUREMENTS
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2013 and 2012.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	July 31, 2013
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,396	$—	$—	$34,396
Derivative assets	—	210	—	210
	$34,396	$210	$—	$34,606
Financial Liabilities:
Embedded Derivatives	$—	$720	$—	$720
	$—	$720	$—	$720

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	January 31, 2013
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,391	$—	$9,391
Money market funds (1)	38,503	—	—	38,503
Derivative assets	—	475	—	475
	$38,503	$9,866	$—	$48,369
Financial Liabilities:
Embedded Derivatives	$—	$429	$—	$429
	$—	$429	$—	$429

(1)
As of July 31, 2013, $34.4 million of money market funds were classified in “Cash and cash equivalents” within the condensed consolidated balance sheet. As of January 31, 2013, $9.4 million of commercial paper and $38.5 million of money market funds were classified in “Cash and cash equivalents” within the consolidated balance sheet.

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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	July 31,	January 31,
	2013	2013
	(In thousands)
Liability for severance pay	$49,062	$48,421
Tax contingencies	117,395	114,205
Other long-term liabilities	12,304	6,250
Total	$178,761	$168,876
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amounts of $36.3 million and $36.3 million as of July 31, 2013 and January 31, 2013, respectively.

13.	STOCK-BASED COMPENSATION
Comverse, Inc. 2012 Stock Incentive Compensation Plan
In October 2012, in connection with the Share Distribution the Company adopted the Comverse, Inc. 2012 Stock Incentive Compensation Plan (the "2012 Incentive Plan"). The 2012 Incentive Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation awards (collectively, the "Awards") based on shares of Comverse common stock ("Shares"). The Company's employees, non-employee directors and consultants as well as employees and consultants of its subsidiaries and affiliates are eligible to receive Awards.
A total of 2.5 million Shares are reserved for issuance under future awards to be granted under the 2012 Incentive Plan following the effective date of the 2012 Incentive Plan (referred to as the "Future Awards"). As of July 31, 2013, Future Awards of approximately 0.7 million Shares have been granted.
Replacement of CTI's Equity-Based Compensation Awards

Pursuant to the terms of the Share Distribution, certain awards that were previously granted under CTI's stock incentive plan to the Company's employees and consultants have been replaced by awards that relate to the Company's common stock and have been assumed by the 2012 Incentive Plan (the "Assumed CTI Awards"). A total of 5.0 million Shares were reserved for issuance under the Assumed CTI Awards. Such reserved Shares may only be issued pursuant to the Assumed CTI Awards and may not be issued pursuant to any Future Awards. In connection with the Share Distribution, the Company issued 857,280 restricted stock units and 495,894 options to purchase shares of the Company's common stock to replace CTI Awards previously granted to the Company's employees. The replacement of CTI's equity-based compensation awards was considered a modification of an award. As a result, the Company compared the fair value of the awards immediately prior to the Share Distribution to the fair value of the awards immediately after the Share Distribution to measure incremental compensation cost. The modification resulted in an increase in the fair value of the awards. The amount of non-cash compensation expense was negligible.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Share-Based Awards
Certain employees of the Company have historically received, under stock incentive compensation plans maintained by CTI, share-based awards, including stock options, deferred stock unit and restricted stock unit awards, entitling the recipients to acquire or receive shares of CTI common stock. Accordingly, the following presentation reflects the stock-based compensation expense attributable to awards granted by CTI to employees of the Company for the three and six months ended July 31, 2012. Amounts presented may not be indicative of future stock-based compensation expense and may not necessarily reflect the stock-based compensation expense that the Company would have recorded had it been an independent, publicly-traded company for the periods presented.
Stock-based compensation expense associated with awards made by the Company for the three and six months ended July 31, 2013 and by CTI for employees of the Company for the three and six months ended July 31, 2012, is included in the Company’s condensed consolidated and combined statements of operations as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands)
Stock options:
Service costs	23	12	34	24
Research and development	9	(1)	9	4
Selling, general and administrative	324	140	560	187
	356	151	603	215
Restricted/Deferred stock awards:
Service costs	634	474	1,547	712
Research and development	212	272	530	400
Selling, general and administrative	1,047	1,304	2,663	2,305
	1,893	2,050	4,740	3,417
Total	$2,249	$2,201	$5,343	$3,632
Stock-based compensation expense associated with options granted by Starhome to Starhome’s employees is included in discontinued operations and therefore not presented in the table above. For the three and six months ended July 31, 2012, such stock-based compensation expense was $0.1 million and $0.2 million, respectively.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (collectively, “Restricted Awards”) and stock options to certain key employees and directors. For the three and six months ended July 31, 2013, the Company granted Restricted Awards covering an aggregate of 314,399 Shares, of which 121,335 were performance based awards, and stock options to purchase an aggregate of 328,639 Shares.
During the three and six months ended July 31, 2013, 19,934 and 20,950 Shares, respectively, were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these Shares were $0.5 million and $0.6 million, respectively.
During the three and six months ended July 31, 2012, CTI granted Restricted Awards covering an aggregate of 1,064,941 and 4,031,696 shares, respectively, of CTI’s common stock to certain executive officers and key employees of the Company.
During the three and six months ended July 31, 2012, 1,125 and 4,502 shares, respectively, of CTI common stock were issued to certain employees of the Company upon exercise of stock options under CTI’s stock incentive plans. Total proceeds for these shares were negligible.
As of July 31, 2013, stock options to purchase 816,672 Shares of the Company’s common stock and Restricted Awards covering 768,135 Shares were outstanding and 1,798,466 Shares were available for future grant under the 2012 Incentive Plan.
The total fair value of the Company's Restricted Awards vested during the three and six months ended July 31, 2013 was $1.0 million and $8.1 million, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The total fair value of CTI's Restricted Awards pertaining to the Company's employees that vested during the three and six months ended July 31, 2012, was $0.7 million and $3.7 million, respectively.
As of July 31, 2013, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $16.8 million, which is expected to be recognized over a weighted-average period of 1.96 years.
The Company's outstanding stock options as of July 31, 2013 include unvested stock options to purchase 594,384 Shares with a weighted-average grant date fair value of $8.93, an expected term of 4.0 years and a total fair value of $5.3 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase the Company’s common stock was $4.6 million, which is expected to be recognized over a weighted-average period of 2.23 years.
The fair value of stock options vested was $0.7 million during the three and six months ended July 31, 2013 and $0.3 million during the three and six months ended July 31, 2012.

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
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of July 31, 2013 such claims have not exceeded the $1.0 million threshold.
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
The Company does not have significant continuing involvement in Starhome's operations following the closing of the
Starhome Disposition, and accordingly, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company's combined statements of operations for the three and six months ended July 31, 2012.
Starhome's results of operations included in discontinued operations were as follows:

	Three Months Ended July 31, 2012	Six Months Ended July 31, 2012
	(In thousands)
Total revenue	$14,625	$23,907
Income before income tax provision	$2,714	$3,182
Income tax provision	1,568	1,529
Income from discontinued operations, net of tax	4,282	4,711
Attributable to Comverse, Inc.	3,426	3,701
Attributable to noncontrolling interest	856	1,010
	$4,282	$4,711
The Company and Starhome had previously entered into transactions pursuant to which the Company performed certain production, support and maintenance services for Starhome, and these transactions continue following the completion of the Starhome Disposition. The Company does not consider these transactions to be significant. The Company recognized revenue related to transactions with Starhome of $0.6 million and $1.2 million for the three and six months ended July 31, 2013, respectively. The Company had a net receivable balance of $1.0 million and $1.6 million as of July 31, 2013 and January 31, 2013, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

15.	EQUITY ATTRIBUTABLE TO COMVERSE, INC. AND NONCONTROLLING INTEREST
Noncontrolling interest represents minority stockholders’ interest in Starhome. The Company recognizes noncontrolling interest as a separate component of “Total equity” in the condensed consolidated and combined balance sheets and recognizes income attributable to the noncontrolling interest as a separate component of “Net income (loss)” in the condensed consolidated and combined statements of operations.
Components of equity attributable to Comverse, Inc.’s stockholders and noncontrolling interest are as follows:

	Six Months Ended July 31, 2013			Six Months Ended July 31, 2012
	Comverse, Inc.’s Stockholders’ Equity	Noncontrolling Interest	Total Equity	Comverse, Inc.’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance, January 31	$(18,763)	$—	$(18,763)	$(83,074)	$6,987	$(76,087)
Net (loss) income	(20,227)	—	(20,227)	(16,795)	1,010	(15,785)
Unrealized gain (loss) for cash flow hedge positions, net of reclassification adjustments and tax	(265)	—	(265)	(1,292)	(43)	(1,335)
Foreign currency translation adjustment	3,765	—	3,765	7,081	—	7,081
Decrease in net investment of CTI	—	—	—	1,483	186	1,669
Stock-based compensation expense	5,343	—	5,343	3,818	—	3,818
Exercises of stock options	556	—	556	—	—	—
CTI contribution (1)	20,980	—	20,980	—	—	—
Repurchase of common stock	(770)	—	(770)	—	—	—
Balance, July 31	$(9,381)	$—	$(9,381)	$(88,779)	$8,140	$(80,639)

(1)
In connection with the closing of the Verint Merger, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint. The Company recognized the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI (see Note 1, Organization, Business and Summary of Significant Accounting Policies).

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
In addition to the Company's authorized common stock, the Company has authorized 2.5 million shares of $0.01 par value per share preferred stock, none of which has been issued as of July 31, 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income
The following table summarizes our accumulated other comprehensive income as of the dates presented:

	July 31,	January 31,
	2013	2013
	(In thousands)
Foreign currency translations	$25,041	$21,276
Cash flow hedges, net of tax	210	475
Accumulated other comprehensive income	$25,251	$21,751

16.	EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMVERSE, INC.’S STOCKHOLDERS
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

The calculation of earnings (loss) per share attributable to Comverse Inc.’s stockholders is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net (loss) income from continuing operations attributable to Comverse, Inc. - basic and diluted	$(17,087)	$6,101	$(20,227)	$(20,496)
Net income from discontinued operations, attributable to Comverse, Inc. - basic and diluted	$—	$3,426	$—	$3,701
Denominator:
Basic and diluted weighted average common shares outstanding	22,187	21,923	22,098	21,923
(Loss) earnings per share
Basic and diluted
(Loss) earnings per share from continuing operations attributable to Comverse, Inc.	$(0.77)	$0.28	$(0.92)	$(0.93)
Earnings per share from discontinued operations attributable to Comverse, Inc.	—	0.15	—	0.16
Basic and diluted (loss) earnings per share	$(0.77)	$0.43	$(0.92)	$(0.77)

As a result of the Company's net loss from continuing operations attributable to Comverse, Inc. during the three and six months ended July 31, 2013, the diluted loss per share attributable to Comverse, Inc. computation excludes 1.5 million of stock-based awards from the calculations because their inclusion would have been anti-dilutive. The computation of basic and

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

diluted earnings (loss) per share for the three and six months ended July 31, 2012 is calculated using the number of shares of the Company's common stock outstanding on October 31, 2012, following the Share Distribution.
For the three and six months ended July 31, 2012, there were no dilutive shares as there were no actual shares or share-based awards outstanding for Comverse, Inc. prior to the Share Distribution.

17.	OTHER INCOME (EXPENSE), NET
Other income (expense), net, consists of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(In thousands)
Foreign currency transaction losses, net	$888	$(2,450)	$(5,028)	$(3,663)
Other, net	556	(9)	342	(233)
	$1,444	$(2,459)	$(4,686)	$(3,896)

18.	INCOME TAXES
The Company's quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant differences that impact the effective tax rate relate to the difference between the U.S. federal statutory rate and the rates in foreign tax jurisdictions, incremental valuation allowances and tax contingencies.
The Company recorded an income tax provision from continuing operations of $29.9 million for the three months ended July 31, 2013, representing an effective tax rate of 233.0% compared with an income tax provision from continuing operations of $5.1 million, representing an effective tax rate of 45.7% for the three months ended July 31, 2012. During the three months ended July 31, 2013 and 2012, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which the Company maintain valuation allowances against the Company's net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes and certain tax contingencies. The change in our effective tax rate for the three months ended July 31, 2013, compared to the three months ended July 31, 2012 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions, and since the Company computes a separate effective tax rate for tax jurisdictions incurring losses.
.
For the six months ended July 31, 2013 and 2012, the Company recorded an income tax provision from continuing operations of $34.8 million and $7.3 million, respectively, which represents an effective tax rate of 239.1% and (55.6)% respectively. The effective tax rate for the quarter ended July 31, 2012 was negative due to the fact that the Company recorded income tax expense on a consolidated and combined pre-tax loss primarily due to the mix of income and losses by tax jurisdiction. The Company did not record an income tax benefit on the loss for the period, primarily because it maintains valuation allowances against certain of its U.S. and foreign net deferred tax assets. The income tax provisions from continuing operations for the periods are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, and certain tax contingencies.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a tax jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign tax jurisdictions. During the six months ended July 31, 2013, the Company reassessed its valuation allowance requirements taking into consideration the Share

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of July 31, 2013 the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $105.8 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of July 31, 2013 could decrease by approximately $2.8 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits. The Company's income tax returns are subject to ongoing tax examinations in several tax jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated and combined statements of operations. Accrued interest and penalties were $51.2 million as of July 31, 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

19.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments consist of Comverse BSS and Comverse VAS. The results of operations of all the other operations of the Company, including Comverse MI, the Company’s Netcentrex operations, the Company’s global corporate functions that support its business units and Exalink, are included in the column captioned “Comverse Other” as part of the Company’s business segment presentation. The operating segments included in “Comverse Other” do not meet the quantitative thresholds required for a separate presentation or the aggregation criteria under segment reporting guidance. Specifically, they do not have similar economic characteristics with any separately presented reportable segment. The Company does not maintain balance sheets for its operating segments.
Starhome's results of operations are included as discontinued operations and therefore are not presented in segment information.
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment of property and equipment; (vi) certain litigation settlements and related costs; (vii) Italian VAT refund recovery recorded within operating expenses; (viii) restructuring charges; and (ix) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s and our efforts to (a) complete certain financial statements and audits of such financial statements and (b) remediate material weaknesses in internal control over financial reporting.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, and depreciation and amortization for the three and six months ended July 31, 2013 and 2012:

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Three Months Ended July 31, 2013
Total revenue	$68,463	$88,285	$13,005	$169,753
Total costs and expenses	$59,277	$49,958	$49,091	$158,326
Income (loss) from operations	$9,186	$38,327	$(36,086)	$11,427
Computation of segment performance:
Segment revenue	$68,463	$88,285	$13,005
Total costs and expenses	$59,277	$49,958	$49,091
Segment expense adjustments:
Stock-based compensation expense	—	—	2,249
Amortization of acquisition-related intangibles	729	—	—
Compliance-related professional fees	—	—	370
Compliance-related compensation and other expenses	—	—	155
Impairment of property and equipment	3	—	2
Certain litigation settlements and related costs	—	—	1
Restructuring charges	—	—	2,633
Gain (loss) on sale of fixed assets	1	(1)	(7)
Other, net	—	—	567
Segment expense adjustments	733	(1)	5,970
Segment expenses	58,544	49,959	43,121
Segment performance	$9,919	$38,326	$(30,116)
Interest expense	$—	$—	$(166)	$(166)
Depreciation and amortization	$(1,548)	$(1,245)	$(1,953)	$(4,746)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Three Months Ended July 31, 2012
Total revenue	$69,052	$91,289	$10,885	$171,226
Total costs and expenses	$54,420	$60,109	$42,907	$157,436
Income (loss) from operations	$14,632	$31,180	$(32,022)	$13,790
Computation of segment performance:
Segment revenue	$69,052	$91,289	$10,885
Total costs and expenses	$54,420	$60,109	$42,907
Segment expense adjustments:
Stock-based compensation expense	—	—	2,201
Amortization of acquisition-related intangibles	3,998	—	—
Compliance-related professional fees	—	—	149
Compliance-related compensation and other expenses	48	143	244
Impairment of property and equipment	1	—	13
Certain litigation settlements and related costs	—	—	(13)
Restructuring charges	—	—	427
Other, net	—	—	(35)
Segment expense adjustments	4,047	143	2,986
Segment expenses	50,373	59,966	39,921
Segment performance	$18,679	$31,323	$(29,036)
Interest expense	$—	$—	$(180)	$(180)
Depreciation and amortization	$(4,800)	$(1,243)	$(1,867)	$(7,910)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Six Months Ended July 31, 2013
Total revenue	$140,128	$164,499	$20,944	$325,571
Total costs and expenses	$115,889	$103,492	$86,920	$306,301
Income (loss) from operations	$24,239	$61,007	$(65,976)	$19,270
Computation of segment performance:
Segment revenue	$140,128	$164,499	$20,944
Total costs and expenses	$115,889	$103,492	$86,920
Segment expense adjustments:
Stock-based compensation expense	—	—	5,343
Amortization of acquisition-related intangibles	1,378	—	—
Compliance-related professional fees	—	—	806
Compliance-related compensation and other expenses	122	7	78
Impairment of property and equipment	29	1	13
Certain litigation settlements and related costs	—	—	(23)
Italian VAT recovery recorded within operating expense	—	—	(10,861)
Restructuring charges	—	—	6,854
Gain on sale of fixed assets	1	(1)	(18)
Other, net	—	—	857
Segment expense adjustments	1,530	7	3,049
Segment expenses	114,359	103,485	83,871
Segment performance	$25,769	$61,014	$(62,927)
Interest expense	$—	$—	$(354)	$(354)
Depreciation and amortization	$(3,034)	$(2,465)	$(3,818)	$(9,317)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Six Months Ended July 31, 2012
Total revenue	$126,732	$157,211	$25,033	$308,976
Total costs and expenses	$107,703	$110,191	$100,175	$318,069
Income (loss) from operations	$19,029	$47,020	$(75,142)	$(9,093)
Computation of segment performance:
Segment revenue	$126,732	$157,211	$25,033
Total costs and expenses	$107,703	$110,191	$100,175
Segment expense adjustments:
Stock-based compensation expense	—	—	3,632
Amortization of acquisition-related intangibles	8,072	—	—
Compliance-related professional fees	—	—	13
Compliance-related compensation and other expenses	678	916	(41)
Impairment of property and equipment	1	—	35
Certain litigation settlements and related costs	—	—	(243)
Restructuring charges	—	—	1,107
Other, net	—	—	(208)
Segment expense adjustments	8,751	916	4,295
Segment expenses	98,952	109,275	95,880
Segment performance	$27,780	$47,936	$(70,847)
Interest expense	$—	$—	$(376)	$(376)
Depreciation and amortization	$(9,663)	$(2,444)	$(3,848)	$(15,955)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

20.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2013 and January 31, 2013, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $30.4 million and $31.1 million as of July 31, 2013 and January 31, 2013, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.
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
Additional cases have been filed by individual plaintiffs similarly seeking to recover damages up to an aggregate of $3.6 million allegedly incurred as a result of the inability to exercise certain stock options. The cases generally allege the same causes of actions alleged in the potential class action discussed above. The Company accrued $0.1 million for one of these cases but did not accrue for the other matters as the potential loss is currently not probable or estimable.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of July 31, 2013, the total amounts related to the reserved portion of the tax and labor contingencies was $0.1 million and the unreserved portion of the tax and labor contingencies totaled approximately $9.1 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of July 31, 2013, the Company had $7.1 million of deposits with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.
Italy VAT
The Company applied for Italian VAT refunds for the periods 2004 to 2010. However, collectability was deemed uncertain, as a result of the Italian financial crisis and other matters. On April 30, 2013, the Company received a refund approximating $10.9 million, which was recognized as a reduction of service costs in the condensed consolidated statement of operations for the six months ended July 31, 2013.

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
Sale of Starhome
As a result of the Starhome Disposition, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in our condensed combined statement of operations for the three and six months ended July 31, 2012. For more information, see Note 14 to our condensed consolidated and combined financial statements included in this Quarterly Report.
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
The results of operations of all of our other operations, including Comverse Mobile Internet (or Comverse MI), Netcentrex operations (or Netcentrex), our global corporate functions that support our business units and Exalink Ltd., are included in the column captioned “Comverse Other” as part of our business segment presentation. For more information, see Note 19 to our condensed consolidated and combined financial statements included in this Quarterly Report. Starhome’s results of operations are included in discontinued operations and therefore not presented in segment information.
Liquidity Forecast
During the six months ended July 31, 2013, we had positive cash flows from operations of $9.6 million, which includes a VAT tax refund of approximately $10.9 million. We continue our efforts to aggressively market our solutions and services, improve profitability and cash collections and implement cost reduction measures. We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition—Liquidity Forecast.”

Condensed Consolidated and Combined Financial Highlights
The following table presents certain financial highlights for the three and six months ended July 31, 2013 and 2012, including Comverse performance and Comverse performance margin (reflecting Comverse performance as a percentage of revenue), non-GAAP financial measures, for our company on a consolidated and combined basis:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Total revenue	$169,753	$171,226	$325,571	$308,976
Gross margin	39.0%	39.7%	40.3%	35.7%
Income (loss) from operations	11,427	13,790	19,270	(9,093)
Operating margin	6.7%	8.1%	5.9%	(2.9)%
Net (loss) income from continuing operations	(17,087)	6,101	(20,227)	(20,496)
Income from discontinued operations, net of tax	—	4,282	—	4,711
Net (loss) income	(17,087)	10,383	(20,227)	(15,785)
Less: Net income attributable to noncontrolling interest	—	(856)	—	(1,010)
Net (loss) income attributable to Comverse Inc.	(17,087)	9,527	(20,227)	(16,795)
Net cash provided by (used in) operating activities - continuing operations	$(222)	$(4,797)	$9,641	$(50,496)
Non-GAAP Financial Measures
Comverse performance	$18,129	$20,966	$23,856	$4,869
Comverse performance margin	10.7%	12.2%	7.3%	1.6%
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

The following table provides a reconciliation of income (loss) from operations to Comverse performance for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Income (loss) from operations	$11,427	$13,790	$19,270	$(9,093)
Expense Adjustments:
Stock-based compensation expense	2,249	2,201	5,343	3,632
Amortization of acquisition-related intangibles	729	3,998	1,378	8,072
Compliance-related professional fees	370	149	806	13
Compliance-related compensation and other expenses	155	435	207	1,553
Impairment of property and equipment	5	14	43	36
Certain litigation settlements and related costs	1	(13)	(23)	(243)
Italian VAT refund recovery recorded within operating expenses	—	—	(10,861)	—
Restructuring charges	2,633	427	6,854	1,107
Gain on sale of fixed asset	(7)	—	(18)	—
Other, net	567	(35)	857	(208)
Total expense adjustments	6,702	7,176	4,586	13,962
Comverse performance	$18,129	$20,966	$23,856	$4,869
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment of property and equipment; (vi) certain litigation settlements and related costs; (vii) Italian VAT refund recovery recorded within operating expenses; (viii) restructuring charges; and (ix) certain other gains and charges. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s and our efforts to (a) complete certain financial statements and audits of such financial statements and (b) remediate material weaknesses in internal control over financial reporting. For additional information on how we apply segment performance to evaluate the operating results of our segments for the three and six months ended July 31, 2013 and 2012, see Note 19 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Segment Financial Highlights
The following table presents, for the three and six months ended July 31, 2013 and 2012, segment revenue, gross margin, income (loss) from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and Comverse Other:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(Dollars in thousands)
SEGMENT RESULTS
Comverse BSS
Segment revenue	68,463	69,052	140,128	126,732
Gross margin	34.3%	38.5%	36.8%	35.9%
Income from operations	9,186	14,632	24,239	19,029
Operating margin	13.4%	21.2%	17.3%	15.0%
Segment performance	9,919	18,679	25,769	27,780
Segment performance margin	14.5%	27.1%	18.4%	21.9%
Comverse VAS
Segment revenue	88,285	91,289	164,499	157,211
Gross margin	52.8%	46.8%	46.8%	44.8%
Income from operations	38,327	31,180	61,007	47,020
Operating margin	43.4%	34.2%	37.1%	29.9%
Segment performance	38,326	31,323	61,014	47,936
Segment performance margin	43.4%	34.3%	37.1%	30.5%
Comverse Other
Segment revenue	13,005	10,885	20,944	25,033
Gross margin	(29.2)%	(11.4)%	12.2%	(22.1)%
Loss from operations	(36,086)	(32,022)	(65,976)	(75,142)
Operating margin	(277.5)%	(294.2)%	(315.0)%	(300.2)%
Segment performance	(30,116)	(29,036)	(62,927)	(70,847)
Segment performance margin	(231.6)%	(266.8)%	(300.5)%	(283.0)%
For a discussion of the results of our segments, see “—Results of Operations,”

Business Trends and Uncertainties
For the three months ended July 31, 2013 compared to the three months ended July 31, 2012, our consolidated revenue decreased and our costs and operating expenses increased, resulting in lower income from operations for the three months ended July 31, 2013 compared to the three months ended July 31, 2012. Comverse performance for the three months ended July 31, 2013 decreased compared to the three months ended July 31, 2012.
The decrease in revenue was primarily attributable to a decrease in maintenance revenue at the Comverse BSS and Comverse VAS segments and a decrease in revenue from customer solutions at Comverse VAS, partially offset by increases in customer solutions revenue at Comverse BSS and Comverse Other. For a discussion of the reasons for the changes in revenue from customer solutions and maintenance at our Comverse BSS and Comverse VAS segments, see “Comverse BSS,” “Comverse VAS,” “-Results of Operations-Segment Results-Comverse BSS” and “Results of Operations-Segment Results-Comverse VAS.”
Our costs and operating expenses increased during the three months ended July 31, 2013 primarily due to an increase in restructuring charges, an increase in selling, general and administrative expenses attributable to an increase in costs relating to sales consultant personnel focused on selling our BSS solutions, partially offset by a decrease in research and development expenses.
During the three months ended July 31, 2013, our cash and cash equivalents and restricted cash decreased primarily due to investments in property, plant and equipment and unfavorable effect of currency exchange rates fluctuations on cash and cash equivalents and restricted cash.
For the six months ended July 31, 2013 compared to the six months ended July 31, 2012, we experienced an increase in revenue and a decrease in costs and operating expenses, resulting in income from operations for the six months ended July 31, 2013 compared to a loss from operations for the six months ended July 31, 2012. Comverse performance for the six months ended July 31, 2013 increased compared to the six months ended July 31, 2012.
The increase in revenue was primarily attributable to an increase in revenue from customer solutions revenue at our Comverse BSS and Comverse VAS segments, partially offset by a decrease in revenue from Comverse BSS maintenance revenue. For a discussion of the reasons for the changes in revenue from customer solutions and maintenance at our Comverse BSS and Comverse VAS segments, see “Comverse BSS,” “Comverse VAS,” “-Results of Operations-Segment Results-Comverse BSS” and “Results of Operations-Segment Results-Comverse VAS.”
Our costs, operating expenses and disbursements decreased during the six months ended July 31, 2013 primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and generate positive operating cash flows.
During the six months ended July 31, 2013, our cash and cash equivalents and restricted cash were favorably impacted primarily by (i) restricted cash received from CTI in connection with closing of the Verint Merger, and (ii) proceeds from a VAT refund in Italy and a decline in our costs, operating expenses and disbursements, that resulted in positive operating cash flow in the six months ended July 31, 2013.
In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives that we believe will enhance efficiency and result in significant reductions in costs and operating expenses. The initiatives include:

•	Prioritizing the industrialization of our BSS offerings to meet or exceed our customer requirements for ease of use and faster deployment times;

•	Establishing and expanding favorable cost centers of excellence and research and development centers in Eastern Europe and Asia; and

•	Realigning our cost structure to our current size and business environment primarily by reducing our selling, general and administrative expenses.

We continue to implement these initiatives during the fiscal year ending January 31, 2014 and expect that some of these initiatives will continue to be implemented during the fiscal year ending January 31, 2015. In addition, for the fiscal year ending January 31, 2014 and 2015, we plan to make investments relating to upgrades of systems and tools that we believe will increase operational efficiency and result in significant cost reductions in future fiscal periods. As a result of these initiatives, we expect that selling, general and administrative expenses will decline as a percentage of revenue in future fiscal periods.
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

Comverse BSS
In the three and six months ended July 31, 2013, customer orders for BSS customer solutions increased compared to the six months ended July 31, 2012. The increase in orders for BSS customer solutions was attributable mainly to several large customer orders for our Comverse ONE solution and associated services in the Europe, Middle East and Africa (or EMEA) region, which was offset by a decrease in customer orders in our Asia Pacific (or APAC) region. Although customer order activity increased, we believe that BSS customer solutions order activity continues to be impacted by uncertainty in economic conditions and industry dynamics that prompted existing and potential customers to defer significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution. In addition, customers are more closely monitoring their operating expenses.
Revenue from BSS customer solutions for the three and six months ended July 31, 2013 increased compared to the three and six months ended July 31, 2012. The increase in revenue from Comverse BSS customer solutions was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the three and six months ended July 31, 2012 with no comparable change in scope and settlements in the three and six months ended July 31, 2013, as well as an increase in the number and size of projects completed in the three and six months ended July 31, 2013. Comverse BSS maintenance revenue for the three and six months ended July 31, 2013 decreased compared to the three and six months ended July 31, 2012. The decrease was primarily attributable to the cancellation of a large maintenance contract, as well as the timing of entering into renewals of maintenance contracts with customers and the timing of collections from certain customers whose revenue is limited to collections.
We have a leading industry position in the BSS converged billing market and believe that we are well positioned to leverage our leading market position and our BSS solution offering to take advantage of the growth in the emerging converged BSS market. As part of our strategy, Comverse BSS is continuing its efforts to expand its presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors' offerings, including faster time to market and lower total cost of ownership. Comverse BSS continues to offer its existing prepaid and postpaid customer base upgrades to its Comverse ONE converged billing solution, which we believe better addresses the enhanced business needs of CSPs. In addition, Comverse BSS continues to aggressively pursue opportunities to market its BSS solutions, primarily Comverse ONE, to new customers as part of its efforts to increase its customer base. As a result, Comverse BSS is experiencing a shift in product mix as the portion of sales of its advanced Comverse ONE converged billing solution continues to increase and the portion of sales of its traditional stand-alone prepaid and postpaid BSS solutions continues to decrease. In addition, to maintain its market leadership in BSS convergence and monetization of new business models, Comverse BSS continues to expend significant resources on research and development to further enhance Comverse ONE and its advanced monetization capabilities, including support for new business models such as machine to machine and cloud services. Comverse BSS offering includes Comverse Share, a cloud-based solution that provides CSPs with means to connect their BSS ecosystem and social presence, and is designed to enable a more relevant, personalized interaction channel to subscribers. Our Comverse Share solution is designed to connect with CSPs' existing BSS systems, and is also available as an option with Comverse ONE.
In addition, we continue to market our Kenan postpaid solution and invest in providing our broad Comverse Kenan customer base with relevant and effective upgrade options in support of their evolving business needs and their strategic plans. We also offer customers seeking to add support for prepaid subscribers or additional real-time BSS elements, the option to upgrade their Kenan system to Comverse ONE in its converged billing deployment mode.

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
Comverse VAS
Customer orders for Comverse VAS customer solutions for the three months ended July 31, 2013 increased compared to the three months ended July 31, 2012. The increase was primarily attributable to a large order from a customer originally anticipated to be received in the three months ended April 30, 2013. Customer orders for Comverse VAS customer solutions for the six months ended July 31, 2013 decreased compared to the six months ended July 31, 2012. The decrease in orders for VAS customer solutions was attributable mainly to the delays in purchasing decisions by customers. This decrease was also attributable to a decline in customer order activity related to Comverse VAS' traditional solutions, such as voicemail and SMS text messaging, which was not fully offset by customer orders for Comverse VAS' advanced offerings.
Revenue from Comverse VAS customer solutions for the three months ended July 31, 2013 decreased compared to the three months ended July 31, 2012. The decrease was primarily attributable to revenue recognized upon collection related to several large payments made by customers in the three months ended July 31, 2012 where revenue is recognized upon collections, which was partially offset by an increase in revenue resulting from customer acceptance in certain large scale projects in the three months ended July 31, 2013. Comverse VAS maintenance revenue for the three months ended July 31, decreased slightly compared to the three months ended July 31, 2012. The decrease was primarily attributable to the termination of a maintenance contract.
Revenue from Comverse VAS customer solutions for six months ended July 31, 2013 increased compared to the six months ended July 31, 2012. The increase in revenue from Comverse VAS customer solutions was primarily attributable to an increase in revenue resulting from customer acceptances in certain large-scale projects in the six months ended July 31, 2013. Comverse VAS maintenance revenue for the six months ended July 31, 2013 increased slightly compared to the six months ended July 31, 2012. The increase was primarily attributable to an increase in maintenance revenue attributable to maintenance services provided to customers during the initial service period.
Comverse VAS continues to maintain its market leadership in voice-based products, such as voicemail and call completion. However, in the VAS market, wireless subscriber preferences have changed in recent years as consumers transitioned to alternative messaging applications, such as SMS text messaging, in part as a substitute for voicemail usage, and increased the use of data in connection with the deployment of smartphones and other devices, such as tablets. This transition resulted in intensified competition due to the change in the business mix of Comverse VAS from the voicemail product line, in which we continue to hold a leading market position, to other applications and products in which Comverse VAS is continuing to face significant competitive challenges as part of its efforts to increase market share. In addition, Comverse VAS faces increasing competition from changing technologies that may provide alternatives to its products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Google, Yahoo or Hotmail, to access, among other things, instant messaging and electronic mail free of charge rather than use wireless carriers' service offerings. Furthermore, Comverse VAS continues to face competition from low-cost competitors from emerging markets. We believe these changes have reduced demand for Comverse VAS's products and services and increased pricing pressures, which have in turn adversely impacted revenue and margins.
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
Global Economic Conditions
The business of Comverse BSS and Comverse VAS is impacted by general economic conditions. The weakness in the global economy in recent years has materially and adversely affected the telecommunications industry. Many customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of our customers have implemented cost cutting measures, including more closely managing their operating expenses and capital investment budgets. This has resulted in reduced demand for our products, services and solutions, longer customer purchasing decisions and pricing pressures.
There have been adverse developments in global markets and other indications of a slowdown in the global economic recovery. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, which we believe has had an adverse impact on the timing of certain customer spending decisions, and may continue to do so. If the recovery in the global economy is curtailed and market conditions worsen, our existing and potential customers could reduce their spending, which, in turn, could reduce the demand for our products and services.
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
Three and Six Months Ended July 31, 2013 Compared to Three and Six Months Ended July 31, 2012
Condensed Consolidated and Combined Results

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$169,753	$171,226	$(1,473)	(0.9)%	$325,571	$308,976	$16,595	5.4%
Costs and expenses
Cost of revenue	103,484	103,178	306	0.3%	194,448	198,601	(4,153)	(2.1)%
Research and development, net	16,860	19,792	(2,932)	(14.8)%	32,940	38,864	(5,924)	(15.2)%
Selling, general and administrative	35,349	34,039	1,310	3.8%	72,059	79,497	(7,438)	(9.4)%
Other operating expenses	2,633	427	2,206	N/M	6,854	1,107	5,747	N/M
Total costs and expenses	158,326	157,436	890	0.6%	306,301	318,069	(11,768)	(3.7)%
Income (loss) from operations	11,427	13,790	(2,363)	(17.1)%	19,270	(9,093)	28,363	(311.9)%
Interest income	143	221	(78)	(35.3)%	315	443	(128)	(28.9)%
Interest expense	(166)	(180)	14	(7.8)%	(354)	(376)	22	(5.9)%
Interest expense on notes payable to CTI	—	(141)	141	N/M	—	(250)	250	(100.0)%
Other income (expense), net	1,444	(2,459)	3,903	(158.7)%	(4,686)	(3,896)	(790)	20.3%
Income tax provision	(29,935)	(5,130)	(24,805)	483.5%	(34,772)	(7,324)	(27,448)	374.8%
Net (loss) income from continuing operations	(17,087)	6,101	(23,188)	(380.1)%	(20,227)	(20,496)	269	(1.3)%
Income from discontinued operations, net of tax	—	4,282	(4,282)	N/M	—	4,711	(4,711)	N/M
Net (loss) income	(17,087)	10,383	(27,470)	(264.6)%	(20,227)	(15,785)	(4,442)	28.1%
Less: Net income attributable to noncontrolling interest	—	(856)	856	(100.0)%	—	(1,010)	1,010	(100.0)%
Net (loss) income attributable to Comverse, Inc.	$(17,087)	$9,527	$(26,614)	(279.4)%	$(20,227)	$(16,795)	$(3,432)	20.4%
Net (loss) income attributable to Comverse, Inc.:
Net (loss) income from continuing operations	$(17,087)	$6,101	$(23,188)		$(20,227)	$(20,496)	$269
Income from discontinued operations, net of tax	—	3,426	(3,426)		—	3,701	(3,701)
Net (loss) income attributable to Comverse, Inc.	$(17,087)	$9,527	$(26,614)		$(20,227)	$(16,795)	$(3,432)
(Loss) earnings per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted (loss) earnings per share(1)
Continuing operations	$(0.77)	$0.28	$(1.05)		$(0.92)	$(0.93)	$0.01
Discontinued operations	$—	$0.15	$(0.15)		$—	$0.16	$(0.16)
(1) The computation of basic and diluted earnings (loss) per share for the three and six months ended July 31, 2012 is calculated using the number of shares of outstanding common stock on October 31, 2012, the completion date of the Share Distribution. See Note 16 to the condensed consolidated and combined financial statements included in this Quarterly Report.
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
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Revenue from customer solutions was $104.7 million for the three months ended July 31, 2013, an increase of $5.0 million, or 5.0%, compared to the three months ended July 31, 2012. The increase was attributable to an increase of $6.2 million and $1.4 million in customer solutions revenue at the Comverse BSS segment and Comverse Other, respectively, partially offset by a decrease of $2.6 million at the Comverse VAS segment. Revenue recognized using the percentage-of-completion method was $31.1 million and $42.4 million for the three months ended July 31, 2013 and 2012, respectively, and comprised approximately 18.3% and 24.8% of total revenue for such periods, respectively.
Maintenance revenue was $65.1 million for the three months ended July 31, 2013, a decrease of $6.5 million, or 9.1%, compared to the three months ended July 31, 2012. This decrease was attributable to a decrease of $6.8 million and $0.4 million in maintenance revenue at the Comverse BSS and Comverse VAS segments, respectively, partially offset by an increase of $0.7 million at Comverse Other.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Revenue from customer solutions was $193.7 million for the six months ended July 31, 2013, an increase of $21.1 million, or 12.2%, compared to the six months ended July 31, 2012. The increase was attributable to an increase of $19.0 million and $6.5 million in customer solutions revenue at the Comverse BSS and VAS segments, respectively, partially offset by a decrease of $4.4 million at Comverse Other. Revenue recognized using the percentage-of-completion method was $65.1 million and $56.9 million for the six months ended July 31, 2013 and 2012, respectively, and comprised approximately 20.0% and 18.4% of total revenue for such periods, respectively.
Maintenance revenue was $131.9 million for the six months ended July 31, 2013, a decrease of $4.5 million, or 3.3%, compared to the six months ended July 31, 2012. This decrease was attributable to a decrease of $5.6 million at the Comverse BSS segment, partially offset by an increase of $0.8 million and $0.3 million in maintenance revenue at the Comverse VAS segment and Comverse Other, respectively.
Revenue by Geographic Region
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 40%, 25% and 35% of our revenue, respectively, for the three months ended July 31, 2013 compared to approximately 32%, 28% and 40% of our revenue, respectively, for the three months ended July 31, 2012. The presentation of revenue by geographic region is based on the location of customers.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 40%, 24% and 36% of our revenue, respectively, for the six months ended July 31, 2013 compared to approximately 33%, 29% and 38% of our revenue, respectively, for the six months ended July 31, 2012. The presentation of revenue by geographic region is based on the location of customers.
Foreign Currency Impact on Revenue
Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the three and six months ended July 31, 2013 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro, Japanese yen, and Brazilian real. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three and six months ended July 31, 2013 compared to the three and six months ended July 31, 2012 unfavorably impacted revenue by $1.5 million and $2.5 million, respectively.
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

Cost of Revenue
Cost of revenue primarily consists of (i) material costs, (ii) compensation and related overhead expenses for personnel involved in the customization of our products, customer delivery and maintenance and professional services, (iii) contractor costs, (iv) royalties and license fees, (v) depreciation of equipment used in operations, and (vi) amortization of capitalized software costs and certain purchased intangible assets.
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Cost of revenue was $103.5 million for the three months ended July 31, 2013, an increase of $0.3 million, or 0.3%, compared to the three months ended July 31, 2012. The increase was attributable to an increase in costs of $4.7 million and $2.5 million at Comverse Other and the Comverse BSS segment, respectively, partially offset by a decrease in costs of $6.9 million at the Comverse VAS segment for the three months ended July 31, 2013 compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Cost of revenue was $194.4 million for the six months ended July 31, 2013, a decrease of $4.2 million, or 2.1%, compared to the six months ended July 31, 2012. The decrease was attributable to a decrease in costs of $12.2 million at Comverse Other, including a VAT refund of $10.9 million, offset by an increase in costs of $7.3 million and $0.8 million at the Comverse BSS and Comverse VAS segments, respectively, for the six months ended July 31, 2013 compared to the six months ended July 31, 2012.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development, net of reimbursement under government programs. Research and development expenses also include third party development and programming costs and the amortization of purchased software code and services content used in research and development activities.
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Research and development expenses, net, were $16.9 million for the three months ended July 31, 2013, a decrease of $2.9 million, or 14.8%, compared to the three months ended July 31, 2012. The decrease was primarily attributable to a decline of $3.4 million and $0.5 million at the Comverse VAS segment and at Comverse Other, respectively, partially offset by an increase of $1.0 million at the Comverse BSS segment.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Research and development expenses, net, were $32.9 million for the six months ended July 31, 2013, a decrease of $5.9 million, or 15.2%, compared to the six months ended July 31, 2012. The decrease was primarily attributable to a decline of $6.9 million and $1.1 million at the Comverse VAS and Comverse BSS segments, respectively, partially offset by an increase of $2.1 million at Comverse Other.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal, information technology, and management and professional fees related to such functions.
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Selling, general and administrative expenses were $35.3 million for the three months ended July 31, 2013, an increase of $1.3 million, or 3.8%, compared to the three months ended July 31, 2012. The increase was primarily attributable to an increase of $1.4 million and $0.1 million at the Comverse BSS and Comverse VAS segments, respectively, partially offset by a decrease of $0.2 million at Comverse Other.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Selling, general and administrative expenses were $72.1 million for the six months ended July 31, 2013, a decrease of $7.4 million, or 9.4%, compared to the six months ended July 31, 2012. The decrease was primarily attributable to a decrease of $8.9 million and $0.5 million at Comverse Other and the Comverse VAS segment, respectively, partially offset by an increase of $2.0 million at the Comverse BSS segment.
Other Operating Expenses
Other operating expenses consist primarily of restructuring charges for all fiscal periods presented.
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Other operating expenses were $2.6 million for the three months ended July 31, 2013, an increase of $2.2 million, compared to the three months ended July 31, 2012. The increase was attributable to an increase in restructuring charges at Comverse Other.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Other operating expenses were $6.9 million for the six months ended July 31, 2013, an increase of $5.7 million, compared to the six months ended July 31, 2012. The increase was attributable to an increase in restructuring charges at Comverse Other.
Income (Loss) from Operations
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Income from operations was $11.4 million for the three months ended July 31, 2013, a decrease of $2.4 million, or 17.1%, compared to the three months ended July 31, 2012. The decrease was primarily attributable to an increase in income from operations of $7.1 million at the Comverse VAS segment, partially offset by a decrease in income from operations of $5.4 million at the Comverse BSS segment and an increase in loss of $4.1 million at Comverse Other.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Income from operations was $19.3 million for the six months ended July 31, 2013, a change of $28.4 million, compared to a loss from operations of $9.1 million for the six months ended July 31, 2012. The change was primarily attributable to a decrease in loss from operations of $9.2 million at Comverse Other and an increase in income from operations of $14.0 million and $5.2 million at the Comverse VAS and Comverse BSS segments, respectively.
Interest Income
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Interest income was $0.1 million for the three months ended July 31, 2013, a decrease of $0.1 million, or 35.3%, compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Interest income was $0.3 million for the six months ended July 31, 2013, a decrease of $0.1 million, or 28.9%, compared to the six months ended July 31, 2012.
Interest Expense
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Interest expense was $0.2 million for the three months ended July 31, 2013, a decrease of 7.8%, compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Interest expense was $0.4 million for the six months ended July 31, 2013, a decrease of 5.9%, compared to the six months ended July 31, 2012.
Other Income (Expense), Net
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Other income, net, was $1.4 million for the three months ended July 31, 2013, a change of $3.9 million, compared to other expense, net, of $2.5 million for the three months ended July 31, 2012. The change was primarily attributable to net foreign currency transaction gains of $0.9 million, primarily relating to the exchange rates between the U.S. dollar and the NIS, for the three months ended July 31, 2013, compared to net foreign currency transaction losses of $2.5 million for the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Other expense, net, was $4.7 million for the six months ended July 31, 2013, an increase in expense of $0.8 million, or 20.3%, compared to the six months ended July 31, 2012. The increase was primarily attributable to net foreign currency transaction losses of $5.0 million, primarily relating to the exchange rates between the U.S. dollar and the NIS, for the six months ended July 31, 2013, compared to net foreign currency transaction losses of $3.7 million for the six months ended July 31, 2012.
Income Tax Provision
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. We recorded an income tax provision from continuing operations of $29.9 million for the three months ended July 31, 2013, representing an effective tax rate of 233.0%, compared with an income tax provision from continuing operations of $5.1 million, representing an effective tax rate of 45.7% for the three months ended July 31, 2012. During the three months ended July 31, 2013 and 2012, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes and certain tax contingencies. The change in our effective tax rate for the three months ended July 31, 2013, compared to the three months ended July 31, 2012, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions and because we compute a separate effective tax rate for tax jurisdictions incurring losses.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. We recorded an income tax provision from continuing operations of $34.8 million for the six months ended July 31, 2013, representing an effective tax rate of 239.1%, compared with an income tax provision from continuing operations of $7.3 million, representing an effective tax rate of 55.6% for the six months ended July 31, 2012. During the six months ended July 31, 2013 and 2012, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes and certain tax contingencies. The change in our effective tax rate for the six months ended July 31, 2013, compared to the six months ended July 31, 2012, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions.
Our tax provision is subject to significant quarter-to-quarter variability based on numerous factors noted above. From a full year perspective we currently expect our tax provision to be in the range of $27 million to $32 million and our cash taxes to be between $10 million and $15 million.
Net Income (Loss) from Continuing Operations
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Net loss was $17.1 million for the three months ended July 31, 2013, a change of $23.2 million, compared to income from operations of $6.1 million for the three months ended July 31, 2012, due primarily to the reasons discussed above.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Net loss was $20.2 million for the six months ended July 31, 2013, a decrease in loss of $0.3 million, or 1.3% for the six months ended July 31, 2012, due primarily to the reasons discussed above.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations represents the results of operations of Starhome, net of tax.
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Income from discontinued operations, net of tax, was $4.3 million for the three months ended July 31, 2012. See Note 14 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Income from discontinued operations, net of tax, was $4.7 million for the six months ended July 31, 2012. See Note 14 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Net Income Attributable to Noncontrolling Interest
Noncontrolling interest represents the minority shareholders' interest in Starhome, our former majority-owned subsidiary, prior to the Starhome Disposition on October 19, 2012.
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Net income attributable to noncontrolling interest was $0.9 million for the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Net income attributable to noncontrolling interest was $1.0 million for the six months ended July 31, 2012.

Segment Results
Comverse BSS

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$68,463	$69,052	$(589)	(0.9)%	$140,128	$126,732	$13,396	10.6%
Costs and expenses:
Cost of revenue	44,989	42,499	2,490	5.9%	88,501	81,232	7,269	8.9%
Research and development, net	8,133	7,154	979	13.7%	15,871	16,983	(1,112)	(6.5)%
Selling, general and administrative	6,155	4,767	1,388	29.1%	11,517	9,488	2,029	21.4%
Total costs and expenses	$59,277	$54,420	$4,857	8.9%	$115,889	$107,703	$8,186	7.6%
Income from operations	$9,186	$14,632	$(5,446)	(37.2)%	$24,239	$19,029	$5,210	27.4%
Computation of segment performance:
Segment revenue	$68,463	$69,052	$(589)	(0.9)%	$140,128	$126,732	$13,396	10.6%
Total costs and expenses	$59,277	$54,420	$4,857	8.9%	$115,889	$107,703	$8,186	7.6%
Segment expense adjustments:
Amortization of acquisition-related intangibles	729	3,998	(3,269)	(81.8)%	1,378	8,072	(6,694)	(82.9)%
Compliance-related compensation and other expenses	—	48	(48)	N/M	122	678	(556)	(82.0)%
Impairment of property and equipment	3	1	2	N/M	29	1	28	N/M
Gain on sale of fixed assets	1	—	1	N/M	1	—	1	N/M
Segment expense adjustments	733	4,047	(3,314)	(81.9)%	1,530	8,751	(7,221)	(82.5)%
Segment expenses	58,544	50,373	8,171	16.2%	114,359	98,952	15,407	15.6%
Segment performance	$9,919	$18,679	$(8,760)	(46.9)%	$25,769	$27,780	$(2,011)	(7.2)%
Revenue
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Revenue from Comverse BSS customer solutions was $39.6 million for the three months ended July 31, 2013, an increase of $6.2 million, or 18.6%, compared to the three months ended July 31, 2012. The increase in revenue was primarily attributable to an increase in the number and size of projects completed in the three months ended July 31, 2013. In addition, there were changes in scope and settlements of certain customer contracts that negatively impacted revenue in the three months ended July 31, 2012 with no comparable change in scope and settlements in the three months ended July 31, 2013, as well as an increase in the number and size of projects completed in the six months ended July 31, 2013.
Comverse BSS maintenance revenue was $28.9 million for the three months ended July 31, 2013, a decrease of $6.8 million, or 19.1%, compared to the three months ended July 31, 2012. The decrease was primarily attributable to the cancellation of a large maintenance contract, as well as the timing of entering into renewals of maintenance contracts with customers and the timing of collections for certain customers whose revenue is limited to collections.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Revenue from Comverse BSS customer solutions was $79.2 million for the six months ended July 31, 2013, an increase of $19.0 million, or 31.6%, compared to the six months ended July 31, 2012. The increase in revenue was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the six months ended July 31, 2012 with no comparable change in scope and settlements in the six months ended July 31, 2013, as well as an increase in the number and size of projects completed in the six months ended July 31, 2013.
Comverse BSS maintenance revenue was $60.9 million for the six months ended July 31, 2013, a decrease of $5.6 million, or 8.4%, compared to the six months ended July 31, 2012. The decrease was primarily attributable to the cancellation of a large maintenance contract, as well as the timing of entering into renewals of maintenance contracts with customers and the timing of collections for certain customers whose revenue is limited to collections.

Revenue by Geographic Region
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 17%, 32% and 51% of Comverse BSS's revenue, respectively, for the three months ended July 31, 2013 compared to approximately 20%, 25% and 55% of Comverse BSS's revenue, respectively, for the three months ended July 31, 2012.
The increase in APAC revenue as a percentage of total revenue for Comverse BSS was primarily attributable to changes in scope and the settlement of a certain customer contract that negatively impacted revenue in the three months ended July 31, 2012 with no comparable change in scope and settlement in the three months ended July 31, 2013. The decrease in EMEA revenue as a percentage of total revenue for Comverse BSS was primarily attributable to the cancellation of a large maintenance contract in the three months ended July 31, 2013.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 20%, 29% and 51% of Comverse BSS's revenue, respectively, for the six months ended July 31, 2013 compared to approximately 22%, 32% and 46% of Comverse BSS's revenue, respectively, for the six months ended July 31, 2012.
The decrease in APAC revenue as a percentage of total revenue for Comverse BSS was primarily attributable to changes in scope and the settlement of a certain customer contract that negatively impacted revenue in the six months ended July 31, 2012 with no comparable change in scope and settlement in the six months ended July 31, 2013. The increase in EMEA revenue as a percentage of total revenue for Comverse BSS was primarily attributable to an increase in customer solutions revenue due to the settlement of a contract dispute in the six months ended July 31, 2012 with no comparable impact in the six months ended July 31, 2013. The increase was partially offset by a decrease in maintenance revenue due to the cancellation of a large maintenance contract in the six months ended July 31, 2013.
Foreign Currency Impact on Revenue
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the three months ended July 31, 2013 compared to the three months ended July 31, 2012 unfavorably impacted revenue by $0.2 million.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the six months ended July 31, 2013 compared to the six months ended July 31, 2012 favorably impacted revenue by $0.4 million.
Cost of Revenue
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Cost of revenue was $45.0 million for the three months ended July 31, 2013, an increase of $2.5 million, or 5.9%, compared to the three months ended July 31, 2012. The increase was primarily attributable to a $5.2 million increase related to a settlement of a certain customer contract in the three months ended July 31, 2012 with no comparable settlement in the three months ended July 31, 2013, partially offset by a $3.2 million decrease in amortization of intangible assets due to certain intangible assets becoming fully amortized in the prior year.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Cost of revenue was $88.5 million for the six months ended July 31, 2013, an increase of $7.3 million, or 8.9%, compared to the six months ended July 31, 2012. The increase was primarily attributable to a $8.6 million increase in costs due to higher revenue and a $5.2 million increase related to a settlement of a certain customer contract in the six months ended July 31, 2012 with no comparable settlement in the six months ended July 31, 2013. These increases were partially offset by a $6.5 million decrease in amortization of intangible assets due to certain intangible assets becoming fully amortized in the prior year.
Research and Development, Net
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Research and development expenses, net, were $8.1 million for three months ended July 31, 2013, an increase of $1.0 million, or 13.7%, compared to the three months ended July 31, 2012. The increase was primarily attributable to an increase in personnel engaged in research and development activities in lieu of assignment to specific revenue generating projects recorded in cost of revenue for the three months ended July 31, 2013 compared to the three months ended July 31, 2012, partially offset by lower headcount for the three months ended July 31, 2013 compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Research and development expenses, net, were $15.9 million for six months ended July 31, 2013, a decrease of $1.1 million, or 6.5%, compared to the six months ended

July 31, 2012. The decrease was primarily attributable to lower headcount for the six months ended July 31, 2013 compared to the six months ended July 31, 2012.
Selling, General and Administrative
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Selling, general and administrative expenses were $6.2 million for the three months ended July 31, 2013, an increase of $1.4 million, or 29.1%, compared to the three months ended July 31, 2012. The increase was primarily attributable to an increase in costs related to sales consultant personnel focused on selling our BSS solutions.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Selling, general and administrative expenses were $11.5 million for the six months ended July 31, 2013, an increase of $2.0 million, or 21.4%, compared to the six months ended July 31, 2012. The increase was primarily attributable to a $0.7 million increase in bad debt expense and reduction in recoveries of bad debt expense and a $0.8 million increase in sales consultant personnel and related allocation costs for the six months ended July 31, 2013 compared to the six months ended July 31, 2012.
Segment Performance
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Segment performance was $9.9 million for the three months ended July 31, 2013 based on segment revenue of $68.5 million, representing a segment performance margin of 14.5% as a percentage of segment revenue. Segment performance was $18.7 million for the three months ended July 31, 2012 based on segment revenue of $69.1 million, representing a segment performance margin of 27.1% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to an increase in cost of revenue, selling, general and administrative expenses and research and development, net, for the three months ended July 31, 2013 compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Segment performance was $25.8 million for the six months ended July 31, 2013 based on segment revenue of $140.1 million, representing a segment performance margin of 18.4% as a percentage of segment revenue. Segment performance was $27.8 million for the six months ended July 31, 2012 based on segment revenue of $126.7 million, representing a segment performance margin of 21.9% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to an increase in cost of revenue and selling, general and administrative expenses partially offset by an increase in segment revenue for the six months ended July 31, 2013 compared to the six months ended July 31, 2012.

Comverse VAS

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$88,285	$91,289	$(3,004)	(3.3)%	$164,499	$157,211	$7,288	4.6%
Costs and expenses:
Cost of revenue	41,688	48,554	(6,866)	(14.1)%	87,549	86,799	750	0.9%
Research and development, net	6,456	9,830	(3,374)	(34.3)%	12,542	19,462	(6,920)	(35.6)%
Selling, general and administrative	1,814	1,725	89	5.2%	3,401	3,930	(529)	(13.5)%
Total costs and expenses	49,958	60,109	(10,151)	(16.9)%	103,492	110,191	(6,699)	(6.1)%
Income from operations	$38,327	$31,180	$7,147	22.9%	61,007	47,020	$13,987	29.7%
Computation of segment performance:
Segment revenue	$88,285	$91,289	$(3,004)	(3.3)%	$164,499	$157,211	$7,288	4.6%
Total costs and expenses	$49,958	$60,109	$(10,151)	(16.9)%	$103,492	$110,191	$(6,699)	(6.1)%
Segment expense adjustments:
Compliance-related compensation and other expenses	—	143	(143)	N/M	7	916	(909)	(99.2)%
Impairment of property and equipment	—	—	—	N/M	1	—	1	N/M
Gain on sale of fixed assets	(1)	—	(1)	N/M	(1)	—	(1)	N/M
Segment expense adjustments	(1)	143	(144)	(100.7)%	7	916	(909)	(99.2)%
Segment expenses	49,959	59,966	(10,007)	(16.7)%	103,485	109,275	(5,790)	(5.3)%
Segment performance	$38,326	$31,323	$7,003	22.4%	$61,014	$47,936	$13,078	27.3%
Revenue
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Revenue from Comverse VAS customer solutions was $55.5 million for the three months ended July 31, 2013, a decrease of $2.6 million, or 4.6%, compared to the three months ended July 31, 2012. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to revenue recognized upon collection related to several large payments made by customers in the three months ended July 31, 2012 where revenue is recognized upon collections, which was partially offset by an increase in revenue resulting from customer acceptance in certain large scale projects in the three months ended July 31, 2013, with no comparable customer projects in the three months ended July 31, 2012.
Comverse VAS maintenance revenue was $32.8 million for the three months ended July 31, 2013, a decrease of $0.4 million, or 1.1%, compared to the three months ended July 31, 2012. The decrease was primarily attributable to the termination of a maintenance contract.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Revenue from Comverse VAS customer solutions was $99.7 million for the six months ended July 31, 2013, an increase of $6.5 million, or 6.9%, compared to the six months ended July 31, 2012. The increase in revenue from Comverse VAS customer solutions was primarily attributable to an increase in revenue resulting from customer acceptances in certain large-scale projects in the six months ended July 31, 2013, with no comparable customer projects in the six months ended July 31, 2012.
Comverse VAS maintenance revenue was $64.8 million for the six months ended July 31, 2013, an increase of $0.8 million, or 1.3%, compared to the six months ended July 31, 2012. The increase was primarily attributable to an increase in maintenance revenue attributable to maintenance services provided to customers during the initial service period.
Revenue by Geographic Region
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 62%, 17% and 21% of Comverse VAS's revenue, respectively, for the three months ended July 31, 2013 compared to approximately 39%, 32% and 29% of Comverse VAS's revenue, respectively, for the three months ended July 31, 2012.

The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in Americas in the three months ended July 31, 2013, with no comparable customer acceptances in the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 59%, 17% and 24% of Comverse VAS's revenue, respectively, for the six months ended July 31, 2013 compared to approximately 42%, 27% and 31% of Comverse VAS's revenue, respectively, for the six months ended July 31, 2012.
The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in Americas in the six months ended July 31, 2013, with no comparable customer acceptances in the six months ended July 31, 2012.
Foreign Currency Impact on Revenue
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the three months ended July 31, 2013 compared to the three months ended July 31, 2012 unfavorably impacted revenue by $1.3 million primarily due to transactions denominated in Japanese yen.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the six months ended July 31, 2013 compared to the six months ended July 31, 2012 unfavorably impacted revenue by $2.4 million primarily due to transactions denominated in Japanese yen.
Cost of Revenue
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Cost of revenue was $41.7 million for the three months ended July 31, 2013, a decrease of $6.9 million, or 14.1%, compared to the three months ended July 31, 2012. The decrease was attributable to a $4.3 million decrease in material costs and a $2.6 million decrease in services related costs due to the mix of revenue.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Cost of revenue was $87.5 million for the six months ended July 31, 2013, an increase of $0.8 million, or 0.9%, compared to the six months ended July 31, 2012. The increase was primarily attributable to an increase in revenue partially offset by lower material and services costs due to the mix of revenue.
Research and Development, Net
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Research and development expenses, net, were $6.5 million for the three months ended July 31, 2013, a decrease of $3.4 million, or 34.3%, compared to the three months ended July 31, 2012. The decrease was primarily attributable to decreases of $0.7 million in personnel-related costs, $1.6 million in related allocation costs and $0.5 million in contractors costs due to restructuring initiatives.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Research and development expenses, net, were $12.5 million for the six months ended July 31, 2013, a decrease of $6.9 million, or 35.6%, compared to the six months ended July 31, 2012. The decrease was primarily attributable to decreases of $1.5 million in personnel-related costs, $3.1 million in related allocation costs and $1.2 million in contractors costs due to restructuring initiatives.
Selling, General and Administrative
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Selling, general and administrative expenses were $1.8 million for the three months ended July 31, 2013, an increase of $0.1 million, or 5.2%, compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Selling, general and administrative expenses were $3.4 million for the six months ended July 31, 2013, a decrease of $0.5 million, or 13.5%, compared to the six months ended July 31, 2012. The decrease was primarily attributable to a decrease in personnel-related costs of $0.4 million and a reduction of $0.2 million in bad debt expense for the six months ended July 31, 2013 compared to the six months ended July 31, 2012.
Segment Performance

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Segment performance was $38.3 million for the three months ended July 31, 2013 based on segment revenue of $88.3 million, representing a segment performance margin of 43.4% as a percentage of segment revenue. Segment performance was $31.3 million for the three months ended July 31, 2012 based on segment revenue of $91.3 million, representing a segment performance margin of 34.3% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to a decrease in cost of revenue and research and development expense, partially offset by a decrease in segment revenue for the three months ended July 31, 2013 compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Segment performance was $61.0 million for the six months ended July 31, 2013 based on segment revenue of $164.5 million, representing a segment performance margin of 37.1% as a percentage of segment revenue. Segment performance was $47.9 million for the six months ended July 31, 2012 based on segment revenue of $157.2 million, representing a segment performance margin of 30.5% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to an increase in segment revenue and a decrease in research and development expense, for the six months ended July 31, 2013 compared to the six months ended July 31, 2012.

Comverse Other

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$13,005	$10,885	$2,120	19.5%	$20,944	$25,033	$(4,089)	(16.3)%
Costs and expenses:
Cost of revenue	16,807	12,125	4,682	38.6%	18,398	30,570	(12,172)	(39.8)%
Research and development, net	2,271	2,808	(537)	(19.1)%	4,527	2,419	2,108	87.1%
Selling, general and administrative	27,380	27,547	(167)	(0.6)%	57,141	66,079	(8,938)	(13.5)%
Other operating expenses	2,633	427	2,206	N/M	6,854	1,107	5,747	N/M
Total costs and expenses	49,091	42,907	6,184	14.4%	86,920	100,175	(13,255)	(13.2)%
Loss from operations	$(36,086)	$(32,022)	$(4,064)	12.7%	$(65,976)	$(75,142)	$9,166	(12.2)%
Computation of segment performance:
Segment revenue	$13,005	$10,885	$2,120	19.5%	$20,944	$25,033	$(4,089)	(16.3)%
Total costs and expenses	$49,091	$42,907	$6,184	14.4%	$86,920	$100,175	$(13,255)	(13.2)%
Segment expense adjustments:
Stock-based compensation expense	2,249	2,201	48	2.2%	5,343	3,632	1,711	47.1%
Compliance-related professional fees	370	149	221	N/M	806	13	793	N/M
Compliance-related compensation and other expenses	155	244	(89)	(36.5)%	78	(41)	119	(290.2)%
Impairment of property and equipment	2	13	(11)	(84.6)%	13	35	(22)	(62.9)%
Certain litigation settlements and related costs	1	(13)	14	(107.7)%	(23)	(243)	220	N/M
Italian VAT refund recovery recorded within operating expenses	—	—	—	N/M	(10,861)	—	(10,861)	N/M
Restructuring	2,633	427	2,206	516.6%	6,854	1,107	5,747	N/M
Gain on sale of fixed assets	(7)	—	(7)	N/M	(18)	—	(18)	N/M
Other	567	(35)	602	N/M	857	(208)	1,065	N/M
Segment expense adjustments	5,970	2,986	2,984	99.9%	3,049	4,295	(1,246)	(29.0)%
Segment expenses	43,121	39,921	3,200	8.0%	83,871	95,880	(12,009)	(12.5)%
Segment performance	$(30,116)	$(29,036)	$(1,080)	3.7%	$(62,927)	$(70,847)	$7,920	(11.2)%
Revenue
Revenue includes revenue generated primarily by Comverse MI and our Netcentrex operations (or Netcentrex).
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Total revenue was $13.0 million for the three months ended July 31, 2013, an increase of $2.1 million, or 19.5%, compared to the three months ended July 31, 2012. The increase was primarily attributable to revenue increase at Netcentrex of $3.5 million due to a material project completion in the three months ended July 31, 2013 with no comparable project completion in the three months ended July 31, 2012. For the three months ended July 31, 2013 and 2012, Comverse MI's total revenue was $5.5 million and $5.5 million, respectively, and Netcentrex' total revenue was $7.4 million and $3.9 million, respectively.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Total revenue was $20.9 million for the six months ended July 31, 2013, a decrease of $4.1 million, or 16.3%, compared to the six months ended July 31, 2012. The decrease was primarily attributable to revenue decreases at Comverse MI and Other of $1.6 million and $3.2 million, respectively, partially offset by an increase of $0.7 million at Netcentrex. For the six months ended July 31, 2013 and 2012, Comverse MI's total revenue was $10.3 million and $11.9 million, respectively, and Netcentrex' total revenue was $10.5 million and $9.8 million, respectively.
Cost of Revenue
Cost of revenue is primarily attributable to Comverse MI and Netcentrex. Cost of revenue also includes non-direct cost of Comverse BSS and Comverse VAS and unallocated shared services costs.

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Cost of revenue was $16.8 million for the three months ended July 31, 2013, an increase of $4.7 million, or 38.6%, compared to the three months ended July 31, 2012. The increase was primarily attributable to a $3.3 million increase in material and overhead costs due primarily to software inventory write-off and an increase in revenue and a $0.6 million increase from an increase in assignment of personnel to specific revenue generating projects recorded in cost of revenue from research and development, net, for the three months ended July 31, 2013 compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Cost of revenue was $18.4 million for the six months ended July 31, 2013, a decrease of $12.2 million, or 39.8%, compared to the six months ended July 31, 2012. The decrease was primarily attributable to a VAT refund of $10.9 million the six months ended July 31, 2013.
Research and Development, Net
Research and development expenses, net, primarily include expenses incurred by our global corporate functions in connection with shared services provided to our operations, including Comverse BSS and Comverse VAS.
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Research and development expenses, net, were $2.3 million for the three months ended July 31, 2013, a decrease of $0.5 million, compared to the three months ended July 31, 2012. The decrease was primarily attributable to more personnel-related costs used in specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, during the three months ended July 31, 2013 compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Research and development expenses, net, were $4.5 million for the six months ended July 31, 2013, an increase of $2.1 million, compared to the six months ended July 31, 2012. The increase was primarily attributable to more personnel-related costs used in research and development expenses in lieu of specific revenue generating projects recorded in cost of revenue during the six months ended July 31, 2013 compared to the six months ended July 31, 2012.
Selling, General and Administrative
Selling, general and administrative expenses consist of expenses incurred by our global corporate functions, including expenses incurred in connection with shared services provided to Comverse BSS and Comverse VAS.
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Selling, general and administrative expenses were $27.4 million for the three months ended July 31, 2013, a decrease of $0.2 million, or 0.6%, compared to the three months ended July 31, 2012. The decrease was primarily attributable to a $2.8 million decrease in personnel related costs due to restructuring initiatives partially offset by a $1.1 million increase in sales agent commission expenses due to mix of bookings generated from certain projects and a $1.1 million reversal of a legal accrual in connection with a legal dispute in the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Selling, general and administrative expenses were $57.1 million for the six months ended July 31, 2013, a decrease of $8.9 million, or 13.5%, compared to the six months ended July 31, 2012. The decrease was primarily attributable to lower sales agent commission expenses of $5.8 million due to the mix of bookings generated from certain projects, as not all projects involve sales agents and a decrease in bookings and a $2.6 million decrease in personnel related costs.
Other Operating Expenses
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Other operating expenses were $2.6 million for the three months ended July 31, 2013, an increase of $2.2 million, compared to the three months ended July 31, 2012. The increase was attributable to an increase of $2.2 million in restructuring charges. See Note 8 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Other operating expenses were $6.9 million for the six months ended July 31, 2013, an increase of $5.7 million, compared to the six months ended July 31, 2012. The increase was attributable to an increase of $5.7 million in restructuring charges. See Note 8 of the condensed consolidated and combined financial statements included in this Quarterly Report.

Loss from Operations
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Loss from operations was $36.1 million for the three months ended July 31, 2013, an increase in loss of $4.1 million, or 12.7%, compared to the three months ended July 31, 2012 due primarily to the reasons discussed above. Comverse MI had income from operations of $1.3 million and $0.2 million for the three months ended July 31, 2013 and 2012, respectively. The increase was primarily attributable to a decrease in research and development and selling, general and administrative expenses, partially offset by an increase in cost of revenue. For the three months ended July 31, 2013, Netcentrex had income from operations of $2.7 million and $0.6 million for the three months ended July 31, 2013 and 2012, respectively. The increase was primarily attributable to an increase in total revenue partially offset by an increase cost of revenue.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Loss from operations was $66.0 million for the six months ended July 31, 2013, a decrease in loss of $9.2 million, or 12.2%, compared to the six months ended July 31, 2012 due primarily to the reasons discussed above. For the six months ended July 31, 2013, Comverse MI had income from operations of $2.6 million, compared to a loss of $0.1 million for the six months ended July 31, 2012. The change was primarily attributable to a decrease in research and development, selling, general and administrative expenses and cost of revenue partially offset by a decrease. Netcentrex had income from operations of $2.2 million and $1.9 million for the six months ended July 31, 2013 and 2012, respectively. The increase was primarily attributable to an increase in total revenue partially offset by an increase in selling, general and administrative expenses.
Segment Performance
Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Segment performance was a loss of $30.1 million for the three months ended July 31, 2013, an increase in loss of $1.1 million, or 3.7%, compared to the three months ended July 31, 2012. The increase in loss in segment performance was primarily attributable an increase in cost of sales partially offset by an increase in revenue and a decrease in research and development and selling, general and administrative expenses for the three months ended July 31, 2013 compared to the three months ended July 31, 2012.
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Segment performance was a $62.9 million loss for the six months ended July 31, 2013, a decrease in loss of $7.9 million, or 11.2%, compared to the six months ended July 31, 2012. The decrease in loss in segment performance was primarily attributable to a decrease in selling, general and administrative expenses and cost of revenue net of segment expense adjustments, partially offset by a decrease in segment revenue for the six months ended July 31, 2013 compared to the six months ended July 31, 2012.

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
During the six months ended July 31, 2013, our principal uses of liquidity were to fund operating expenses, make capital expenditures and pay accounting, tax and legal fees associated with compliance with our periodic reporting obligations under federal securities laws and maintenance of internal control over financial reporting increased.
Financial Condition
Cash and Cash Equivalents
As of July 31, 2013, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $333.1 million, compared to approximately $336.0 million as of April 30, 2013.
Restricted Cash
Restricted cash aggregated $69.1 million and $67.5 million as of July 31, 2013 and April 30, 2013, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Management's current forecast is based upon a number of assumptions including, among others: continued implementation of initiatives to reduce operating costs; no significant degradation in operating margins; increased spending on certain investments in the business; slight reductions in the unrestricted cash levels required to support the working capital needs of the business; reductions in compliance-related costs and other professional fees; and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Part I, Item 1A, “Risk Factors” of the 2012 Form 10-K or in Part II, Item 1A, “Risk Factors” of this Quarterly Report materialize, we may experience a shortfall in the cash required to support working capital needs.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash Flows
Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012

	Six Months Ended July 31, 2013
	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$9,641	$(50,496)
Net cash used in operating activities - discontinued operations	—	(2,964)
Net cash used in investing activities - continuing operations	(31,295)	(3,108)
Net cash provided by financing activities - continuing operations	24,786	11,137
Effects of exchange rates on cash and cash equivalents	(2,049)	(2,092)
Net increase (decrease) in cash and cash equivalents	1,083	(47,523)
Cash and cash equivalents, beginning of period including cash of discontinued operations	262,921	193,192
Cash and cash equivalents, end of period including cash of discontinued operations	264,004	145,669
Less: Cash and cash equivalents of discontinued operations, end of period	—	(29,349)
Cash and cash equivalents, end of period	$264,004	$116,320
Operating Cash Flows
During the six months ended July 31, 2013, operating activities provided net cash of $9.6 million, including a VAT tax refund of approximately $10.9 million. Net cash provided by operating activities was primarily attributable to a decrease in deferred cost of revenue, an increase in income tax payable and a decrease in accounts receivable, partially offset by a decrease in deferred revenue and a decrease in net income after considering non-cash charges for the six months ended July 31, 2013.
Investing Cash Flows
During the six months ended July 31, 2013, net cash used in investing activities was $31.3 million. Net cash used in investing activities was attributable to a $27.6 million increase in restricted cash primarily from $25.0 million in bank time deposits received from CTI in connection with the closing of the Verint Merger and $4.6 million of cash used for purchases of property and equipment.
Financing Cash Flows
During the six months ended July 31, 2013, net cash provided by financing activities was $24.8 million. Net cash provided by financing activities was primarily attributable to a $25.0 million cash capital contribution from CTI.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents is denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound. For the six months ended July 31, 2013, the fluctuation in foreign currency exchange rates had an unfavorable impact of $2.0 million on cash and cash equivalents.
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
Indebtedness
Comverse Ltd. Lines of Credit
As of July 31, 2013 and January 31, 2013, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of July 31, 2013 and January 31, 2013, Comverse Ltd. had utilized $15.8 million and $17.2 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of July 31, 2013 and January 31, 2013, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of July 31, 2013 and January 31, 2013, Comverse Ltd. had no outstanding borrowings under the line of credit. As of July 31, 2013 and January 31, 2013, Comverse Ltd. had utilized $7.9 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash included in “Other assets” within the consolidated balance sheets as of July 31, 2013 and January 31, 2013.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some charges. During the six months ended July 31, 2013 and 2012, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $6.9 million and $1.1 million, respectively, and paid $5.7 million and $3.5 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $1.4 million and $6.4 million are expected to be substantially paid by January 2014 and October 2019, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see Note 8 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2013 and January 31, 2013, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $30.4 million and $31.1 million as of July 31, 2013 and January 31, 2013, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.
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
Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of July 31, 2013 and January 31, 2013, cash and cash equivalents held by our foreign subsidiaries was $98.4 million and $149.4 million, respectively. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.
OFF-BALANCE SHEET ARRANGEMENTS
As of July 31, 2013, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2013. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2012 Form 10-K.
CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations from January 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2012 Form 10-K.

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
We adopted one new critical accounting policy during the period ended July 31, 2013 as follows:
Probability assessment of performance based stock units vesting
We grant share-based payment awards as compensation to certain employees. A substantial portion of these awards vest only if we achieve pre-established performance targets. The amount and timing of compensation expense recognized for such performance-based awards is dependent upon management's quarterly assessment of the likelihood and timing of achieving these future profitability targets. Accordingly, if the projections used by management in its assessment prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease. The share-based awards have a total potential compensation expense impact of up to $3.5 million within a two year vesting period.
We do not believe that there were any other significant changes in our critical accounting policies during the six months ended July 31, 2013.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated and combined financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2012 Form 10-K, filed with the SEC on May 16, 2013, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended July 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, for the fiscal quarter ended July 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our 2012 Form 10-K, our disclosure controls and procedures were not effective as of July 31, 2013.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, continuing to implement remedial actions as actions as outlined in Part II, Item 9A of our 2012 Form 10-K. We have adopted, and are in the process of implementing, certain remedial measures that we believe will enable us to remediate our material weakness in the area of income taxes by January 31, 2014.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 20 to the condensed consolidated and combined financial statements included in this Quarterly Report. There have been no material developments in the legal proceedings previously reported in our Annual Report on Form 10-K filed with the SEC on May 16, 2013.

ITEM 1A.	RISK FACTORS
We refer you to the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of our 2012 Form 10-K. We also refer you to the factors and cautionary language set forth in the section entitled “Forward-Looking Statements” of this Quarterly Report. This Quarterly Report, including the condensed consolidated and combined financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our 2012 Form 10-K and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our 2012 Form 10-K have not materially changed, except as set forth below:
In the rapidly evolving VAS market, our success depends on our ability to anticipate customer demand for new products and technologies and to generate revenue from new products and technologies that exceed any declines in revenue we may experience from the sale of traditional products and technologies.
In response to a rapidly evolving VAS market, Comverse VAS is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP messaging, a Service Enablement Middleware, Rich Communication Solutions (RCS), and Software as a Service (SaaS) cloud-based solutions, in addition to Comverse VAS' traditional solutions, such as voicemail and SMS text messaging. While we believe demand for advanced offerings may grow due to the increasing deployment of smartphones by wireless communication service providers, the implementation of a new services model poses challenges with respect to pricing and customer demand for and acceptance of new offerings. It is unclear whether our advanced offerings will be widely adopted by existing and potential customers. Currently, we are unable to predict whether sales of advanced offerings will exceed or fully offset declines that we may experience in the sale of traditional solutions. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends, changes in consumer preferences or otherwise, our revenue, profitability and cash flows would likely be materially adversely affected.
Environmental and other related laws and regulations subject us to a number of risks and could result in significant liabilities and costs.
Our operations are subject to certain foreign, federal, state and local regulatory requirements relating to environmental, waste management, labor and health and safety matters, including disclosure of the use of certain “conflict minerals.” Management believes that our business is operated in material compliance with all such regulations. However, violations may occur in the future as a result of human error, equipment failure or other causes, and any violation of these laws can subject us to significant liability, including fines, penalties and possible prohibition of sales of our products into one or more states or countries and result in a material adverse effect on our financial condition or results of operations. To date, the cost of such compliance has not had a material impact on our capital expenditures, earnings or competitive position or that of our subsidiaries. Furthermore, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by us and could have a material impact on our business, financial condition and results of operations.
Conditions in Israel and the Middle East may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products.
We have significant operations in Israel, including research and development, manufacturing, sales, and support. Approximately 43% of our employees and approximately 52% of our facilities were located in Israel as of January 31, 2013. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past did, and in the future may, lead to security and economic problems for Israel. Israel has faced, and continues to face, difficult relations with the Palestinians and the risk of terrorist violence from both Palestinians and Hezbollah. In addition, tensions between Israel and Iran have intensified over Iran's continued pursuit of nuclear capabilities. Furthermore, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, continue to experience political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Recent allegations of the use of chemical weapons by the Syrian regime and the threat of a military attack led by the United States on Syria could exacerbate regional instability and adversely affect Israel.  Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect our business or operations. In addition, many of our employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our operations. Hostilities involving Israel that also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended July 31, 2013, we purchased an aggregate of 4,660 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by the Company are deposited in its treasury. The Company does not have a specific repurchase plan or program. The following table provides information regarding the Company’s purchases of its common stock in respect of each month during the three months ended July 31, 2013 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
May 1, 2013 – May 31, 2013	3,237	$29.58	—	—
June 1, 2013 – June 30, 2013	—	—	—	—
July 1, 2013 – July 31, 2013	1,423	31.47	—	—
Total	4,660	$30.16	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated and Combined Statements of Operations, (ii) the Condensed Consolidated and Combined Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated and Combined Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated and Combined Financial Statements.

*	Filed herewith.

**
This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

***
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

COMVERSE, INC.

September 13, 2013	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

September 13, 2013	/s/ Thomas B. Sabol
Thomas B. Sabol Senior Vice President, Chief Financial Officer (Principal Financial Officer)