Form 10-Q
period 2013-10-31
Comverse, Inc.
filed 2013-12-13
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,231,877 shares of the registrant’s common stock outstanding on December 3, 2013.

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

•
our success in the rapidly evolving Value Added Services market depends on our ability to anticipate customer demand for new products and technologies and to generate revenue from new products and technologies that exceed any declines in revenue we may experience from the sale of traditional products and technologies;

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

•
the risk that the occurrence of implementation delays or performance issues in projects accounted for using the percentage-of-completion method which are not provided for in our estimates for a given fiscal period may result in significant decreases in our revenue in subsequent fiscal periods;

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
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on May 16, 2013 and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q filed with the SEC on September 13, 2013. The documents and reports we file with the SEC are available through Comverse, or our website, www.comverse.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenue:
Product revenue	$49,413	$70,926	$158,808	$170,465
Service revenue	111,003	114,274	327,179	323,711
Total revenue	160,416	185,200	485,987	494,176
Costs and expenses:
Product costs	23,551	36,367	79,936	88,300
Service costs	72,337	81,804	210,400	228,472
Research and development, net	17,536	20,379	50,476	59,243
Selling, general and administrative	31,283	39,756	103,342	119,253
Other operating expenses:
Impairment of goodwill	—	5,605	—	5,605
Restructuring expenses	1,005	(23)	7,859	1,084
Total other operating expenses	1,005	5,582	7,859	6,689
Total costs and expenses	145,712	183,888	452,013	501,957
Income (loss) from operations	14,704	1,312	33,974	(7,781)
Interest income	121	163	436	606
Interest expense	(211)	(218)	(565)	(594)
Interest expense on notes payable to CTI	—	(205)	—	(455)
Other (expense) income, net	(2,798)	147	(7,484)	(3,749)
Income (loss) before income tax benefit (expense)	11,816	1,199	26,361	(11,973)
Income tax benefit (expense)	11,320	(11,774)	(23,452)	(19,098)
Net income (loss) from continuing operations	23,136	(10,575)	2,909	(31,071)
Income from discontinued operations, net of tax	—	21,831	—	26,542
Net income (loss)	23,136	11,256	2,909	(4,529)
Less: Net income attributable to noncontrolling interest	—	(157)	—	(1,167)
Net income (loss) attributable to Comverse, Inc.	$23,136	$11,099	$2,909	$(5,696)
Weighted average common shares outstanding:
Basic	22,218,600	21,923,241	22,138,389	21,923,241
Diluted	22,412,267	21,923,241	22,312,009	21,923,241
Net income (loss) attributable to Comverse, Inc.
Net income (loss) from continuing operations	$23,136	$(10,575)	$2,909	$(31,071)
Income from discontinued operations, net of tax	—	21,674	—	25,375
Net income (loss) attributable to Comverse, Inc.	$23,136	$11,099	$2,909	$(5,696)
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic earnings (loss) per share
Continuing operations	$1.04	$(0.48)	$0.13	$(1.42)
Discontinued operations	—	0.99	—	1.16
Basic earnings (loss) per share	$1.04	$0.51	$0.13	$(0.26)
Diluted earnings (loss) per share
Continuing operations	$1.03	$(0.48)	$0.13	$(1.42)
Discontinued operations	—	0.99	—	1.16
Diluted earnings (loss) per share	$1.03	$0.51	$0.13	$(0.26)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net income (loss)	$23,136	$11,256	$2,909	$(4,529)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,975)	(3,168)	790	3,913
Changes in accumulated OCI on cash flow hedges, net of tax	(210)	1,407	(475)	72
Other comprehensive (loss) income, net of tax	(3,185)	(1,761)	315	3,985
Comprehensive income (loss)	19,951	9,495	3,224	(544)
Less: comprehensive income attributable to noncontrolling interest	—	(200)	—	(1,167)
Comprehensive income (loss) attributable to Comverse, Inc.	$19,951	$9,295	$3,224	$(1,711)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	October 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$244,186	$262,921
Restricted cash and bank time deposits	33,354	28,484
Accounts receivable, net of allowance of $8,155 and $8,841, respectively	85,040	123,612
Inventories	17,690	24,800
Deferred cost of revenue	25,040	34,031
Deferred income taxes	11,553	17,938
Prepaid expenses and other current assets	30,906	35,119
Total current assets	447,769	526,905
Property and equipment, net	40,382	37,442
Goodwill	150,103	149,987
Intangible assets, net	5,840	7,909
Deferred cost of revenue	50,782	72,121
Deferred income taxes	8,390	9,421
Long-term restricted cash	35,895	14,030
Other assets	43,918	39,975
Total assets	$783,079	$857,790
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$165,319	$185,611
Deferred revenue	259,842	320,347
Deferred income taxes	6,829	7,689
Income taxes payable	6,677	8,538
Total current liabilities	438,667	522,185
Deferred revenue	113,264	143,725
Deferred income taxes	50,681	41,767
Other long-term liabilities	166,989	168,876
Total liabilities	769,601	876,553
Commitments and contingencies
Equity:
Comverse, Inc. stockholders’ equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 22,257,546 and 21,934,569 shares, respectively; outstanding, 22,227,077 and 21,933,427 shares, respectively	223	219
Treasury stock, at cost, 30,469 and 1,142 shares, respectively	(853)	(33)
Accumulated deficit	(40,028)	(42,937)
Additional paid in capital	32,070	2,237
Accumulated other comprehensive income	22,066	21,751
Total equity	13,478	(18,763)
Total liabilities and equity	$783,079	$857,790
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,909	$(4,529)
Net income from discontinued operations	—	(26,542)
Non-cash operating items:
Depreciation and amortization	14,070	23,793
Impairment of goodwill	—	5,605
Provision for doubtful accounts	824	386
Stock-based compensation expense	8,011	5,512
Deferred income taxes	15,050	(6,255)
Inventory write-downs	3,916	4,755
Other non-cash items, net	(1,355)	1,243
Changes in assets and liabilities:
Accounts receivable	37,156	19,751
Inventories	(19)	(8,321)
Deferred cost of revenue	30,322	25,254
Prepaid expense and other current assets	(433)	9,761
Accounts payable and accrued expense	(16,870)	(6,737)
Accrued income taxes	(1,379)	5,852
Deferred revenue	(89,955)	(90,426)
Tax contingencies	(4,624)	11,109
Other assets and liabilities	(3,010)	382
Net cash used in operating activities - continuing operations (1)	(5,387)	(29,407)
Net cash used in operating activities - discontinued operations	—	(1,277)
Net cash used in operating activities	(5,387)	(30,684)
Cash flows from investing activities:
Proceeds from sale of Starhome B.V., net of cash sold of $30.9 million	—	6,340
Purchases of property and equipment	(9,832)	(3,896)
Net change in restricted cash and bank time deposits	(27,324)	(5,300)
Proceeds from asset sales	78	309
Other, net	843	(683)
Net cash used in investing activities	(36,235)	(3,230)
Cash flows from financing activities:
Decrease in net investment by CTI	—	(285)
Borrowings under note payable to CTI	—	9,500
CTI capital contribution	25,000	38,500
Repurchase of common stock	(820)	—
Proceeds from exercises of stock options	846	—
Other, net	—	(35)
Net cash provided by financing activities	25,026	47,680
Effects of exchange rates on cash and cash equivalents	(2,139)	(1,708)
Net (decrease) increase in cash and cash equivalents	(18,735)	12,058
Cash and cash equivalents, beginning of period including cash from discontinued operations	262,921	193,192
Cash and cash equivalents, end of period	$244,186	$205,250
(1) Includes approximately $10.9 million of cash proceeds related to a VAT refund received during the nine months ended October 31, 2013.
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
Immediately prior to the Share Distribution, CTI contributed to the Company Exalink Ltd. (“Exalink”), CTI's wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, the Company and CTI operate independently, and neither had any ownership interest in the other. In order to govern certain ongoing relationships between CTI and the Company after the Share Distribution and to provide mechanisms for an orderly transition, CTI and the Company entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and CTI and the Company have agreed to indemnify each other against certain liabilities arising from their respective businesses and the services that are provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. ("Verint") discussed below, these obligations continue to apply between the Company and Verint (see Note 3, Expense Allocations and Share Distribution Agreements).
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Expense Allocations and Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company. The Company recognized the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI. As of October 31, 2013, the estimated fair value of the potential indemnification liability is $4.0 million.
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
As a result of the Starhome Disposition, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in the Company’s condensed combined statements of operations for the three and nine months ended October 31, 2012 (see Note 14, Discontinued Operations).
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
The condensed consolidated and combined statements of operations, comprehensive income (loss) and cash flows for the periods ended October 31, 2013 and 2012, and the condensed consolidated balance sheet as of October 31, 2013 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated and combined financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated and combined financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated and combined financial statements and notes included in the 2012 Form 10-K. The results for the three and nine months ended October 31, 2013 are not necessarily indicative of a full fiscal year’s results.
The Company’s combined financial statements for the periods prior to the Share Distribution have been derived from the condensed consolidated financial statements and accounting records of CTI, using the historical results of operations, and historical basis of assets and liabilities of the Company’s businesses, which operated under common control of CTI. The Company’s condensed combined financial statements combine, on the basis of common control, the results of operations and financial position of the Company and its subsidiaries with Starhome (66.5% owned by CTI as of January 31, 2012) and Exalink prior to CTI contributing Starhome and Exalink to the Company on September 19, 2012 and October 31, 2012, respectively. Management believes the assumptions and methodologies underlying the allocation of general corporate expenses from CTI are reasonable (see Note 3, Expense Allocations and Share Distribution Agreements). However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. As such, the condensed combined financial statements for the periods prior to the Share Distribution included herein may not necessarily reflect the Company’s results of operations, comprehensive income (loss), financial position or cash flows in the future or what its results of

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

operations, comprehensive income (loss), financial position or cash flows would have been had the Company been an independent company during the prior periods presented. Subsequent to the Share Distribution, the financial statements are consolidated.
Prior to the Share Distribution, transactions between the Company and CTI and CTI’s other subsidiaries were identified in the condensed combined financial statements as transactions between related parties (see Note 3, Expense Allocations and Share Distribution Agreements).
For the purposes of the condensed combined statements of cash flows, prior to the Share Distribution, the Company reflected changes in unpaid balances with CTI as a financing activity.
Intercompany accounts and transactions within the Company have been eliminated.
On April 30, 2013, the Company received a VAT refund approximating $10.9 million, which was recognized as a reduction of service costs in the condensed consolidated statement of operations for the nine months ended October 31, 2013 (see Note 20, Commitments and Contingencies).
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
Standards Implemented
In July 2012, the Financial Accounting Standards Board (or FASB) issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds its fair value. The guidance is effective for the Company for annual and, if any, interim impairment tests in the fiscal year ending January 31, 2014. The adoption of this guidance did not have an impact in the interim periods. The Company believes that the adoption of this guidance for the annual impairment test will not have a material impact on its condensed consolidated and combined financial statements.
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
The Company considered these expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as an independent company. Actual costs which may have been incurred if the Company had been an independent company for the three and nine months ended October 31, 2012 would depend on a number of factors, including how the Company chose to organize itself, and what, if any, functions were outsourced or performed by the Company’s employees. The condensed combined statement of operations includes expense allocation costs from CTI of $0.9 million and $6.0 million for the three and nine months ended October 31, 2012, respectively.
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

4.	INVENTORIES
Inventories consisted of the following:

	October 31,	January 31,
	2013	2013
	(In thousands)
Raw materials	$11,831	$17,318
Work in process	5,735	7,436
Finished goods	124	46
	$17,690	$24,800

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the nine months ended October 31, 2013 are as follows:

	Comverse BSS	Comverse VAS	Comverse Other (1)	Total
	(In thousands)
Goodwill, gross, at January 31, 2013	$83,992	$65,995	$162,060	$312,047
Accumulated impairment losses at January 31, 2013	—	—	(162,060)	(162,060)
Goodwill, net, at January 31, 2013	83,992	65,995	—	149,987
Effect of changes in foreign currencies and other	65	51	—	116
Goodwill, net, at October 31, 2013	$84,057	$66,046	$—	$150,103
Balance at October 31, 2013
Goodwill, gross, at October 31, 2013	$84,057	$66,046	$162,060	$312,163
Accumulated impairment losses at October 31, 2013	—	—	(162,060)	(162,060)
Goodwill, net, at October 31, 2013	$84,057	$66,046	$—	$150,103
(1) The amount of goodwill in “Comverse Other” is attributable to Comverse MI and Netcentrex. The goodwill associated with Netcentrex was impaired during the fiscal year ended January 31, 2009 and prior fiscal years. The goodwill associated with Comverse MI was impaired during the fiscal year ended January 31, 2013.
The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for impairment exists. During the three months ended October 31, 2012, the Comverse MI reporting unit experienced intensified competition, price erosion, and significant decline in capacity upgrades from existing customers, necessitating an interim impairment test as of October 31, 2012. As a result of the interim impairment test, the Company determined that goodwill for the Comverse MI reporting unit was impaired and recorded an impairment expense of approximately $5.6 million during the three months ended October 31, 2012.
Using the adjusted net asset value method to determine the fair value of its Comverse MI reporting unit, the Company estimated the amount a market participant would be willing to pay for each of the individual assets of the Comverse MI reporting unit, net of liabilities. The Company's estimate was based on a number of subjective factors, including: (i) the realizable value resulting from the sale of accounts receivables and inventory, (ii) the magnitude and timing of future revenue streams associated with Comverse MI's technology and trademarks, and (iii) discount rate of forecasted cash flows.
No events or circumstances indicating the potential for goodwill impairment were identified during the nine months ended October 31, 2013.

6.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

		October 31,	January 31,
	Useful Life	2013	2013
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$98,000	$98,000
Customer relationships	6 to 10 years	35,897	35,831
Trade names	3 to 10 years	3,400	3,400
Total Intangible Assets		137,297	137,231
Accumulated amortization:
Acquired technology		98,000	98,000
Customer relationships		30,057	27,922
Trade names		3,400	3,400
		131,457	129,322
Total		$5,840	$7,909
Acquired technology intangible assets, net relate to the Comverse BSS segment as of October 31, 2013 and January 31, 2013.
Amortization of intangible assets was $0.7 million and $2.1 million for the three and nine months ended October 31, 2013, respectively, and $4.0 million and $12.0 million for the three and nine months ended October 31, 2012, respectively. There were no impairments of intangible assets for the nine months ended October 31, 2013 or 2012.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2014 (remainder of fiscal year)	$693
2015	2,772
2016	2,375
$5,840

7.	OTHER ASSETS
Other assets consisted of the following:

	October 31,	January 31,
	2013	2013
	(In thousands)
Severance pay fund (1)	$36,022	$36,273
Deposits	3,183	1,671
Other (2)	4,713	2,031
	$43,918	$39,975

(1)	Represents deposits into insurance policies to fund severance liability for Israeli-based employees (see Note 12, Other Long-Term Liabilities).

(2)	Includes a $1.1 million cost-method investment in a subsidiary of a significant customer as of October 31, 2013 and January 31, 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.	RESTRUCTURING
The Company reviews its business, manages costs and aligns resources with market demand. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions.
Fourth Quarter 2012 Initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. In relation to this restructuring plan, the Company recorded severance-related costs of $3.2 million and facilities-related costs of $4.8 million for the nine months ended October 31, 2013. Severance-related costs and facilities-related costs of $5.4 million and $1.1 million, respectively, were paid during the nine months ended October 31, 2013. The remaining severance and facilities-related costs accrued under the plan are expected to be paid by January 2014 and October 2019, respectively.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the second half of the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue. The Company implemented the first phase of such plan commencing in the third quarter of the fiscal year ended January 31, 2011, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focused on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in VAS and implementing further cost savings through operational efficiencies and strategic focus. The remaining facilities-related costs accrued under the plan are expected to be paid by May 2017.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2011, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2012, the Company began the second phase of its Netcentrex restructuring plan. The severance and facilities-related costs accrued under the plan are expected to be paid by January 2014 and July 2014.
The following tables represent a roll forward of the workforce reduction and restructuring activities noted above for the nine months ended October 31, 2013 and 2012:

	Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative		Netcentrex 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2013	$3,713	$885	$—	$391	$212	$438	$5,639
Expenses	4,868	4,432	—	7	(126)	1	9,182
Change in assumptions	(1,693)	396	—	68	—	(94)	(1,323)
Translation and other adjustments (1)	62	997	—	—	(5)	(8)	1,046
Paid or utilized	(5,353)	(1,141)	—	(140)	(26)	(322)	(6,982)
October 31, 2013	$1,597	$5,569	$—	$326	$55	$15	$7,562
(1) Includes deferred rent liability balance for restructured facilities.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Third Quarter 2010 Initiative		Netcentrex 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2012	$2,486	$8	$1,178	$—	$3,672
Expenses	525	—	13	870	1,408
Change in assumptions	(128)	(8)	(188)	—	(324)
Translation adjustments	(2)	—	(11)	(24)	(37)
Paid or utilized	(2,881)	—	(583)	(402)	(3,866)
October 31, 2012	$—	$—	$409	$444	$853

9.	DEBT
There were no outstanding debt amounts as of October 31, 2013 or January 31, 2013.
Comverse Ltd. Lines of Credit
As of October 31, 2013 and January 31, 2013, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of October 31, 2013 and January 31, 2013, Comverse Ltd. had utilized $16.4 million and $17.2 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of October 31, 2013 and January 31, 2013, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of October 31, 2013 and January 31, 2013, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of October 31, 2013 and January 31, 2013, Comverse Ltd. had utilized $8.0 million of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash within the condensed consolidated balance sheets as of October 31, 2013 and January 31, 2013.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the nine months ended October 31, 2013 and 2012, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assessed the counterparty credit risk for each party related to its derivative financial instruments for the periods presented.
Forward Contracts
During the nine months ended October 31, 2013 and 2012, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated and combined statements of comprehensive income (loss). Such amounts are reclassified to the statements of operations when the effects of the item being hedged are recognized. The Company’s derivatives outstanding as of October 31, 2013 and January 31, 2013 are short-term in nature and are due to contractually settle within the next twelve months.
Embedded Derivative
The Company has entered into a lease agreement whereby the lease payments are indexed to a non-functional currency exchange rate subject to a floor. The fair value of this embedded derivative is measured at fair value and adjusted each reporting period through the statement of operations.
The following tables summarize the Company’s derivative positions and their respective fair values:

	October 31, 2013
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Liabilities
Embedded derivatives
Long-term	7,138	Other long-term liabilities	$776
Total liabilities			$776

	January 31, 2013
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$21,557	Prepaid expenses and other current assets	$475
Total assets			$475
Liabilities
Embedded derivatives
Long-term	7,138	Other long-term liabilities	$429
Total liabilities			$429
The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	Three Months Ended October 31, 2013
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(53)	$(157)	$—
Total	$(53)	$(157)	$—

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended October 31, 2012
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$1,120	$287	$—
Total	$1,120	$287	$—

	Nine Months Ended October 31, 2013
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$710	$(1,185)	$—
Total	$710	$(1,185)	$—

	Nine Months Ended October 31, 2012
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(694)	$894	$—
Total	$(694)	$894	$—

There were no gains or losses from ineffectiveness of these hedges recorded for the nine months ended October 31, 2013 and 2012.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The components of OCI related to cash flow hedges are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the period	$210	$(1,058)	$475	$234

Unrealized (losses) gains on cash flow hedges	(53)	1,120	710	(840)
Reclassification adjustment	(157)	287	(1,185)	912
Changes in accumulated OCI on cash flow hedges, net of tax	(210)	1,407	(475)	72
Other comprehensive income attributable to noncontrolling interest	—	(43)	—	—
OCI related to discontinued operations	—	130	—	130
Accumulated OCI related to cash flow hedges, end of the period	$—	$436	$—	$436
The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated condensed statements of operations, with presentation location, were as follows:

	Three Months Ended October 31, 2013	Nine Months Ended October 31, 2013
	(In thousands)
Cost of revenue	$(84)	$(602)
Research and development, net	(25)	(186)
Selling, general and administrative	(48)	(397)
Total	$(157)	$(1,185)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11.	FAIR VALUE MEASUREMENTS
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2013 and 2012.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	October 31, 2013
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,397	$—	$—	$34,397
	$34,397	$—	$—	$34,397
Financial Liabilities:
Embedded Derivatives	$—	$776	$—	$776
	$—	$776	$—	$776

	January 31, 2013
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,391	$—	$9,391
Money market funds (1)	38,503	—	—	38,503
Derivative assets	—	475	—	475
	$38,503	$9,866	$—	$48,369
Financial Liabilities:
Embedded Derivatives	$—	$429	$—	$429
	$—	$429	$—	$429

(1)
As of October 31, 2013, $34.4 million of money market funds were classified in “Cash and cash equivalents” within the condensed consolidated balance sheet. As of January 31, 2013, $9.4 million of commercial paper and $38.5 million of money market funds were classified in “Cash and cash equivalents” within the consolidated balance sheet.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company measures non-financial assets, classified within Level 3 of the fair value hierarchy, including goodwill, intangible assets and property, plant and equipment, at fair value when there is an indication of impairment. These assets are recorded at fair value only when an impairment expense is recognized. The Company has elected not to apply the fair value option for non-financial assets and non-financial liabilities.
The carrying amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable and accounts payable are reasonable estimates of their fair value.
During the three months ended October 31, 2012, the Company recorded an impairment expense of approximately $5.6 million (see Note 5, Goodwill).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	October 31,	January 31,
	2013	2013
	(In thousands)
Liability for severance pay	$48,242	$48,421
Tax contingencies	107,274	114,205
Other long-term liabilities	11,473	6,250
Total	$166,989	$168,876
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. A portion of such liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amounts of $36.0 million and $36.3 million as of October 31, 2013 and January 31, 2013, respectively.

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
A total of 2.5 million Shares are reserved for issuance under future Awards to be granted under the 2012 Incentive Plan following the effective date of the 2012 Incentive Plan (referred to as the "Future Awards"). As of October 31, 2013, Future Awards of approximately 0.7 million Shares have been granted.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Share-Based Awards
Certain employees of the Company have historically received, under stock incentive compensation plans maintained by CTI, share-based awards, including stock options, deferred stock unit and restricted stock unit awards, entitling the recipients to acquire or receive shares of CTI common stock. Accordingly, the following presentation reflects the stock-based compensation expense attributable to awards granted by CTI to employees of the Company for the three and nine months ended October 31, 2012. Amounts presented may not be indicative of future stock-based compensation expense and may not necessarily reflect the stock-based compensation expense that the Company would have recorded had it been an independent, publicly-traded company for the periods presented.
Stock-based compensation expense associated with awards made by the Company for the three and nine months ended October 31, 2013 and by CTI for employees of the Company for the three and nine months ended October 31, 2012, is included in the Company’s condensed consolidated and combined statements of operations as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands)
Stock options:
Service costs	$53	$—	$87	$24
Research and development	38	—	47	4
Selling, general and administrative	412	194	1,018	381
	503	194	1,152	409
Restricted/Deferred stock awards:
Service costs	654	498	2,201	1,210
Research and development	206	270	736	670
Selling, general and administrative	1,305	918	3,922	3,223
	2,165	1,686	6,859	5,103
Total	$2,668	$1,880	$8,011	$5,512
Stock-based compensation expense associated with options granted by Starhome to Starhome’s employees is included in discontinued operations and therefore not presented in the table above. For the three and nine months ended October 31, 2012, such stock-based compensation expense was $0.3 million and $0.5 million, respectively.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (collectively, “Restricted Awards”) and stock options to certain key employees and directors. For the three and nine months ended October 31, 2013, the Company granted Restricted Awards covering an aggregate of 4,014 and 312,009 Shares, respectively, of which 116,279 were performance based awards granted in the nine months ended October 31, 2013. For the three and nine months ended October 31, 2013, the Company granted stock options to purchase an aggregate of 17,424 and 342,157 Shares, respectively.
During the three and nine months ended October 31, 2013, 10,551 and 31,501 Shares, respectively, were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these Shares were $0.3 million and $0.8 million, respectively.
During the three and nine months ended October 31, 2012, CTI granted Restricted Awards covering an aggregate of 64,893 and 3,251,589 shares, respectively, of CTI’s common stock to certain executive officers and key employees of the Company.
During the three and nine months ended October 31, 2012, CTI granted stock options to purchase an aggregate of 296,356 and 1,385,000 shares, respectively, of CTI's common stock to certain executive officers of the Company.
During the three and nine months ended October 31, 2012, 4,562 and 9,064 shares, respectively, of CTI common stock were issued to certain employees of the Company upon exercise of stock options under CTI’s stock incentive plans. Total proceeds for these shares were negligible.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of October 31, 2013, stock options to purchase 796,615 Shares and Restricted Awards covering 714,112 Shares were outstanding and 1,794,392 Shares were available for future grant under the 2012 Incentive Plan.
The fair market value of the Company's Restricted Awards that vested during the three and nine months ended October 31, 2013 was $0.2 million and $8.2 million, respectively.
The total fair market value of CTI's Restricted Awards pertaining to the Company's employees that vested during the three and nine months ended October 31, 2012, was $0.1 million and $3.8 million, respectively.
As of October 31, 2013, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $14.1 million, which is expected to be recognized over a weighted-average period of 1.73 years.
The Company's outstanding stock options as of October 31, 2013 include unvested stock options to purchase 581,609 Shares with a weighted-average grant date fair value of $9.01, an expected term of 4.0 years and a total fair value of $5.2 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase Shares was $4.2 million, which is expected to be recognized over a weighted-average period of 1.99 years.
The fair value of stock options to purchase Shares that vested during the three and nine months ended October 31, 2013 was $0.2 million and $0.9 million, respectively, and the fair value of stock options to purchase CTI's common stock pertaining to the Company's employees that vested during the nine months ended October 31, 2012 was $0.3 million.

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
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of October 31, 2013 such claims have not exceeded the $1.0 million threshold.
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
The Company does not have significant continuing involvement in Starhome's operations following the closing of the
Starhome Disposition, and accordingly, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company's combined statements of operations for the three and nine months ended October 31, 2012.
Starhome's results of operations included in discontinued operations were as follows:

	Three Months Ended October 31, 2012	Nine Months Ended October 31, 2012
	(In thousands)
Total revenue	$11,225	$35,132
Income before income tax expense	1,170	4,352
Income tax provision	(1,939)	(410)
(Loss) income from discontinued operations, net of tax	(769)	3,942
Gain on sale of discontinued operations, net of tax	22,600	22,600
Total income from discontinued operations, net of tax	$21,831	$26,542
Attributable to Comverse, Inc.	21,674	25,375
Attributable to noncontrolling interest	157	1,167
	$21,831	$26,542
The Company and Starhome had previously entered into transactions pursuant to which the Company performed certain production, support and maintenance services for Starhome, and these transactions continue following the completion of the Starhome Disposition. The Company does not consider these transactions to be significant. The Company recognized revenue related to transactions with Starhome of $0.1 million and $1.2 million for the three and nine months ended October 31, 2013,

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

respectively. The Company had a net receivable balance of $0.1 million and $1.6 million as of October 31, 2013 and January 31, 2013, respectively.

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
Components of equity attributable to Comverse, Inc.’s stockholders and noncontrolling interest are as follows:

	Nine Months Ended October 31, 2013			Nine Months Ended October 31, 2012
	Comverse, Inc.’s Stockholders’ Equity	Noncontrolling Interest	Total Equity	Comverse, Inc.’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands)
Balance, January 31	$(18,763)	$—	$(18,763)	$(83,074)	$6,987	$(76,087)
Net income (loss)	2,909	—	2,909	(5,696)	1,167	(4,529)
Unrealized (loss) gain for cash flow hedge positions, net of reclassification adjustments and tax	(475)	—	(475)	72	—	72
Foreign currency translation adjustment	790	—	790	3,913	—	3,913
Stock-based compensation expense	8,011	—	8,011	6,036	—	6,036
Impact from other equity transactions	—	—	—	(1,249)	185	(1,064)
Exercises of stock options	846	—	846	—	—	—
CTI contribution (1) (2)	20,980	—	20,980	48,989	—	48,989
Starhome Disposition	—	—	—	2,628	(8,339)	(5,711)
Repurchase of common stock	(820)	—	(820)	—	—	—
Balance, October 31	$13,478	$—	$13,478	$(28,381)	$—	$(28,381)

(1)
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

(2)
On October 31, 2012, in connection with the Share Distribution, the Company received contributions of cash and other assets from CTI, assumed certain liabilities of CTI and settled certain debt due to CTI through a capital contribution by CTI (see Note 1, Organization, Business and Summary of Significant Accounting Policies).

Capital Stock
On October 31, 2012, in connection with the Share Distribution, the Company recapitalized the “Net Investment of CTI” with the Company's common stock, whereby each holder of CTI common shares outstanding as of the record date for the Share Distribution received one share of the Company's common stock for every ten CTI common shares held thereby, resulting in the issuance of 21,923,241 shares of the Company's $0.01 par value common stock.
In addition to the Company's authorized common stock, the Company has authorized 2.5 million shares of $0.01 par value per share preferred stock, none of which has been issued as of October 31, 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Accumulated Other Comprehensive Income
The following table summarizes our accumulated other comprehensive income as of the dates presented:

	October 31,	January 31,
	2013	2013
	(In thousands)
Foreign currency translations	$22,066	$21,276
Cash flow hedges, net of tax	—	475
Accumulated other comprehensive income	$22,066	$21,751

16.	EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMVERSE, INC.’S STOCKHOLDERS
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

The calculation of earnings (loss) per share attributable to Comverse Inc.’s stockholders is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations attributable to Comverse, Inc. - basic and diluted	$23,136	$(10,575)	$2,909	$(31,071)
Net income from discontinued operations, attributable to Comverse, Inc. - basic and diluted	$—	$21,674	$—	$25,375
Denominator:
Basic weighted average common shares outstanding	22,219	21,923	22,138	21,923
Stock options	13	—	6	—
Restricted Awards	181	—	167	—
Diluted weighted average common shares outstanding	22,412	21,923	22,312	21,923
Earnings (loss) per share
Basic
Earnings (loss) per share from continuing operations attributable to Comverse, Inc.	$1.04	$(0.48)	$0.13	$(1.42)
Earnings per share from discontinued operations attributable to Comverse, Inc.	—	0.99	—	1.16
Basic earnings (loss) per share	$1.04	$0.51	$0.13	$(0.26)
Diluted
Earnings (loss) per share from continuing operations attributable to Comverse, Inc.	$1.03	$(0.48)	$0.13	$(1.42)
Loss per share from discontinued operations attributable to Comverse, Inc.	—	0.99	—	1.16
Diluted earnings (loss) per share	$1.03	$0.51	$0.13	$(0.26)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

During the three and nine months ended October 31, 2013, the diluted earnings per share attributable to Comverse, Inc. computation excludes 0.7 million shares of stock-based awards from the calculations because their inclusion would have been anti-dilutive. Antidilutive securities include outstanding stock options with exercise prices and average unrecognized compensation cost in excess of the average fair market value of common stock for the related period.
The computation of basic and diluted earnings (loss) per share for the three and nine months ended October 31, 2012 is calculated using the number of shares of the Company's common stock outstanding on October 31, 2012, following the Share Distribution.
For the three and nine months ended October 31, 2012, there were no dilutive shares as there were no actual shares or share-based awards outstanding for Comverse, Inc. prior to the Share Distribution.

17.	OTHER (EXPENSE) INCOME, NET
Other (expense) income, net, consists of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(In thousands)
Foreign currency transaction losses, net	$(2,733)	$166	$(7,761)	$(3,497)
Other, net	(65)	(19)	277	(252)
	$(2,798)	$147	$(7,484)	$(3,749)

18.	INCOME TAXES
The Company's quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant differences that impact the effective tax rate relate to the difference between the U.S. federal statutory rate and the rates in foreign tax jurisdictions, incremental valuation allowances and tax contingencies.
The Company recorded an income tax benefit from continuing operations of $11.3 million for the three months ended October 31, 2013, representing an effective tax rate of (95.8)% compared with an income tax expense from continuing operations of $11.8 million, representing an effective tax rate of 982.0% for the three months ended October 31, 2012. During the three months ended October 31, 2013 and 2012, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of the Company's U.S. and foreign tax jurisdictions in which the Company maintain valuation allowances against the Company's net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes and certain tax contingencies. The change in the Company's effective tax rate for the three months ended October 31, 2013, compared to the three months ended October 31, 2012 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions incurring losses.
For the nine months ended October 31, 2013 and 2012, the Company recorded an income tax expense from continuing operations of $23.5 million and $19.1 million, respectively, which represents an effective tax rate of 89.0% and (159.5)% respectively. The effective tax rate for the nine months ended October 31, 2012 was negative due to the fact that the Company recorded income tax expense on a consolidated and combined pre-tax loss primarily due to the mix of income and losses by tax jurisdiction. The Company did not record an income tax benefit on the jurisdictional losses for the period, primarily because it maintains valuation allowances against certain of its U.S. and foreign net deferred tax assets. The income tax provisions from continuing operations for the periods are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, and certain tax contingencies.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a tax jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign tax jurisdictions. During the nine months ended October 31, 2013, the Company reassessed its valuation allowance requirements taking into consideration the Share Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of October 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $107.3 million (see Note 12, Other Long-Term Liabilities). The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2013 could decrease by approximately $1.8 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits. The Company's income tax returns are subject to ongoing tax examinations in several tax jurisdictions in which the Company operates. The Company believes that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits. However, an estimate of such changes cannot reasonably be made.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated and combined statements of operations. Accrued interest and penalties was $51.2 million as of October 31, 2013.

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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment of goodwill; (vi) impairment of property and equipment; (vii) certain litigation settlements and related costs; (viii) Italian VAT refund recovery recorded within operating expenses; (ix) restructuring expenses; and (x) certain other gains and expenses. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s and our efforts to (a) complete certain financial statements and audits of such financial statements and (b) remediate material weaknesses in internal control over financial reporting.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, and depreciation and amortization for the three and nine months ended October 31, 2013 and 2012:

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Three Months Ended October 31, 2013
Total revenue	$67,323	$84,255	$8,838	$160,416
Total costs and expenses	$54,285	$50,980	$40,447	$145,712
Income (loss) from operations	$13,038	$33,275	$(31,609)	$14,704
Computation of segment performance:
Segment revenue	$67,323	$84,255	$8,838
Total costs and expenses	$54,285	$50,980	$40,447
Segment expense adjustments:
Stock-based compensation expense	—	—	2,668
Amortization of acquisition-related intangibles	692	—	—
Compliance-related professional fees	—	—	744
Compliance-related compensation and other expenses	—	—	(44)
Impairment of property and equipment	—	—	208
Certain litigation settlements and related costs	—	—	8
Restructuring expenses	—	—	1,005
Gain on sale of fixed assets	(1)	—	(13)
Other, net	—	—	367
Segment expense adjustments	691	—	4,943
Segment expenses	53,594	50,980	35,504
Segment performance	$13,729	$33,275	$(26,666)
Interest expense	$—	$—	$(211)	$(211)
Depreciation and amortization	$(1,515)	$(1,247)	$(1,991)	$(4,753)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Three Months Ended October 31, 2012
Total revenue	$65,947	$111,457	$7,796	$185,200
Total costs and expenses	$59,087	$67,578	$57,223	$183,888
Income (loss) from operations	$6,860	$43,879	$(49,427)	$1,312
Computation of segment performance:
Segment revenue	$65,947	$111,457	$7,796
Total costs and expenses	$59,087	$67,578	$57,223
Segment expense adjustments:
Stock-based compensation expense	—	—	1,880
Amortization of acquisition-related intangibles	3,976	—	—
Compliance-related professional fees	—	—	176
Compliance-related compensation and other expenses	—	—	288
Impairment of goodwill	—	—	5,605
Impairment of property and equipment	—	—	15
Certain litigation settlements and related costs	—	—	413
Restructuring expenses	—	—	(23)
Other, net	2	—	1
Segment expense adjustments	3,978	—	8,355
Segment expenses	55,109	67,578	48,868
Segment performance	$10,838	$43,879	$(41,072)
Interest expense	$—	$—	$(218)	$(218)
Depreciation and amortization	$(4,780)	$(1,243)	$(1,815)	$(7,838)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Nine Months Ended October 31, 2013
Total revenue	$207,451	$248,754	$29,782	$485,987
Total costs and expenses	$170,174	$154,472	$127,367	$452,013
Income (loss) from operations	$37,277	$94,282	$(97,585)	$33,974
Computation of segment performance:
Segment revenue	$207,451	$248,754	$29,782
Total costs and expenses	$170,174	$154,472	$127,367
Segment expense adjustments:
Stock-based compensation expense	—	—	8,011
Amortization of acquisition-related intangibles	2,070	—	—
Compliance-related professional fees	—	—	1,550
Compliance-related compensation and other expenses	122	7	34
Impairment of property and equipment	29	1	221
Certain litigation settlements and related costs	—	—	(15)
Italian VAT recovery recorded within operating expense	—	—	(10,861)
Restructuring expenses	—	—	7,859
Gain on sale of fixed assets	—	(1)	(31)
Other, net	—	—	1,224
Segment expense adjustments	2,221	7	7,992
Segment expenses	167,953	154,465	119,375
Segment performance	$39,498	$94,289	$(89,593)
Interest expense	$—	$—	$(565)	$(565)
Depreciation and amortization	$(4,549)	$(3,712)	$(5,809)	$(14,070)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Comverse BSS	Comverse VAS	Comverse Other	Consolidated
	(In thousands)
Nine Months Ended October 31, 2012
Total revenue	$192,679	$268,668	$32,829	$494,176
Total costs and expenses	$166,790	$177,769	$157,398	$501,957
Income (loss) from operations	$25,889	$90,899	$(124,569)	$(7,781)
Computation of segment performance:
Segment revenue	$192,679	$268,668	$32,829
Total costs and expenses	$166,790	$177,769	$157,398
Segment expense adjustments:
Stock-based compensation expense	—	—	5,512
Amortization of acquisition-related intangibles	12,048	—	—
Compliance-related professional fees	—	—	189
Compliance-related compensation and other expenses	678	916	247
Impairment of goodwill	—	—	5,605
Impairment of property and equipment	—	—	50
Certain litigation settlements and related costs	—	—	170
Restructuring expenses	—	—	1,084
Other, net	2	—	(207)
Segment expense adjustments	12,728	916	12,650
Segment expenses	154,062	176,853	144,748
Segment performance	$38,617	$91,815	$(111,919)
Interest expense	$—	$—	$(594)	$(594)
Depreciation and amortization	$(14,443)	$(3,688)	$(5,662)	$(23,793)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

20.	COMMITMENTS AND CONTINGENCIES
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2013 and January 31, 2013, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $31.1 million as of each of October 31, 2013 and January 31, 2013, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through May 31, 2016.
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
Additionally, two cases have been filed by individual plaintiffs similarly seeking to recover damages up to an aggregate of $3.6 million allegedly incurred as a result of the inability to exercise certain stock options. The cases generally allege the same causes of actions alleged in the potential class action discussed above. As of October 31, 2013, the Company accrued $0.2 million for one of these cases (the “Accrued Case”) but did not accrue for the other matter as the potential loss is currently not probable or estimable. In December 2013, the Accrued Case was settled in accordance with the accrual.
France Labor Contingency
A former employee based in France has filed a notice of appeal in the appellate court, seeking to overturn a decision of the Labor Court rejecting his claim to requalify his resignation as a constructive dismissal and for damages in the Labor Court of approximately $2.8 million. The Company is disputing this appeal and intends to vigorously defend it. The Company has not accrued for this matter as the potential loss is not currently probable.
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
Indemnifications
In the normal course of business, the Company provides indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of the Company's products. The Company evaluates its indemnifications for potential losses and in its evaluation considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Generally, the Company has not encountered significant expenses as a result of such indemnification provisions.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of October 31, 2013, the total amounts related to the reserved portion of the tax and labor contingencies was $0.1 million and the unreserved portion of the tax and labor contingencies totaled approximately $9.3 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of October 31, 2013, the Company had $7.3 million of deposits with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.
Italy VAT
The Company applied for Italian VAT refunds for the periods 2004 to 2010. However, collectability was deemed uncertain, as a result of the Italian financial crisis and other matters. On April 30, 2013, the Company received a refund approximating $10.9 million, which was recognized as a reduction of service costs in the condensed consolidated statement of operations for the nine months ended October 31, 2013.

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
Immediately prior to the Share Distribution, CTI contributed to us Exalink Ltd. (or Exalink), its wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, we and CTI operate independently, and neither had any ownership interest in the other. In order to govern certain ongoing relationships between CTI and us after the Share Distribution and to provide mechanisms for an orderly transition, we and CTI entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and we and CTI have agreed to indemnify each other against certain liabilities arising from our respective businesses and the services that will be provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. (or Verint) discussed below, these obligations continue to apply between us and Verint. For more information, see Note 3 to our condensed consolidated and combined financial statements included in this Quarterly Report.

Sale of Starhome
As a result of the Starhome Disposition, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in our condensed combined statements of operations for the three and nine months ended October 31, 2012. For more information, see Note 14 to our condensed consolidated and combined financial statements included in this Quarterly Report.
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
Liquidity Forecast
During the nine months ended October 31, 2013, we had negative cash flows from operations of $5.4 million, which includes a VAT tax refund of approximately $10.9 million. We continue our efforts to aggressively market our solutions and services, improve profitability and cash collections and implement cost reduction measures. We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months. For a more comprehensive discussion of our liquidity forecast, see “—Liquidity and Capital Resources—Financial Condition—Liquidity Forecast.”

Condensed Consolidated and Combined Financial Highlights
The following table presents certain financial highlights for the three and nine months ended October 31, 2013 and 2012, including Comverse performance and Comverse performance margin (reflecting Comverse performance as a percentage of revenue), non-GAAP financial measures, for our company on a consolidated and combined basis:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Total revenue	$160,416	$185,200	$485,987	$494,176
Gross margin	40.2%	36.2%	40.3%	35.9%
Income (loss) from operations	14,704	1,312	33,974	(7,781)
Operating margin	9.2%	0.7%	7.0%	(1.6)%
Net income (loss) from continuing operations	23,136	(10,575)	2,909	(31,071)
Income from discontinued operations, net of tax	—	21,831	—	26,542
Net income (loss)	23,136	11,256	2,909	(4,529)
Less: Net income attributable to noncontrolling interest	—	(157)	—	(1,167)
Net income (loss) attributable to Comverse, Inc.	23,136	11,099	2,909	(5,696)
Net cash (used in) provided by operating activities - continuing operations	$(15,028)	$21,089	$(5,387)	$(29,407)
Non-GAAP Financial Measures
Comverse performance	$20,338	$13,645	$44,194	$18,513
Comverse performance margin	12.7%	7.4%	9.1%	3.7%
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

The following table provides a reconciliation of income (loss) from operations to Comverse performance for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Income (loss) from operations	$14,704	$1,312	$33,974	$(7,781)
Expense Adjustments:
Stock-based compensation expense	2,668	1,880	8,011	5,512
Amortization of acquisition-related intangibles	692	3,976	2,070	12,048
Compliance-related professional fees	744	176	1,550	189
Compliance-related compensation and other expenses	(44)	288	163	1,841
Impairment of goodwill	—	5,605	—	5,605
Impairment of property and equipment	208	15	251	50
Certain litigation settlements and related costs	8	413	(15)	170
Italian VAT refund recovery recorded within operating expenses	—	—	(10,861)	—
Restructuring expenses	1,005	(23)	7,859	1,084
Gain on sale of fixed assets	(14)	—	(32)	—
Other, net	367	3	1,224	(205)
Total expense adjustments	5,634	12,333	10,220	26,294
Comverse performance	$20,338	$13,645	$44,194	$18,513
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of acquisition-related intangibles; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) impairment of goodwill; (vi) impairment of property and equipment; (vii) certain litigation settlements and related costs; (viii) Italian VAT refund recovery recorded within operating expenses; (ix) restructuring expenses; and (x) certain other gains and expenses. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s and our efforts to (a) complete certain financial statements and audits of such financial statements and (b) remediate material weaknesses in internal control over financial reporting. For additional information on how we apply segment performance to evaluate the operating results of our segments for the three and nine months ended October 31, 2013 and 2012, see Note 19 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Segment Financial Highlights
The following table presents, for the three and nine months ended October 31, 2013 and 2012, segment revenue, gross margin, income (loss) from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and Comverse Other:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(Dollars in thousands)
SEGMENT RESULTS
Comverse BSS
Segment revenue	$67,323	$65,947	$207,451	$192,679
Gross margin	40.5%	29.4%	38.0%	33.7%
Income from operations	13,038	6,860	37,277	25,889
Operating margin	19.4%	10.4%	18.0%	13.4%
Segment performance	13,729	10,838	39,498	38,617
Segment performance margin	20.4%	16.4%	19.0%	20.0%
Comverse VAS
Segment revenue	$84,255	$111,457	$248,754	$268,668
Gross margin	48.8%	48.5%	47.5%	46.3%
Income from operations	33,275	43,879	94,282	90,899
Operating margin	39.5%	39.4%	37.9%	33.8%
Segment performance	33,275	43,879	94,289	91,815
Segment performance margin	39.5%	39.4%	37.9%	34.2%
Comverse Other
Segment revenue	$8,838	$7,796	$29,782	$32,829
Gross margin	(43.6)%	(82.5)%	(4.4)%	(36.5)%
Loss from operations	(31,609)	(49,427)	(97,585)	(124,569)
Operating margin	(357.6)%	(634.0)%	(327.7)%	(379.4)%
Segment performance	(26,666)	(41,072)	(89,593)	(111,919)
Segment performance margin	(301.7)%	(526.8)%	(300.8)%	(340.9)%
For a discussion of the results of our segments, see “—Results of Operations.”

Business Trends and Uncertainties
For the three months ended October 31, 2013 compared to the three months ended October 31, 2012 our consolidated revenue decreased and our costs and operating expenses decreased, resulting in higher income from operations for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. Comverse performance for the three months ended October 31, 2013 increased compared to the three months ended October 31, 2012.
The decrease in revenue was primarily attributable to a decrease in revenue from customer solutions at Comverse VAS and a decrease in maintenance revenue at the Comverse BSS and Comverse VAS segments, partially offset by increases in customer solutions revenue at Comverse BSS and revenue at Comverse Other. For a discussion of the reasons for the changes in revenue from customer solutions and maintenance at our Comverse BSS and Comverse VAS segments, see “Comverse BSS,” “Comverse VAS,” “-Results of Operations-Segment Results-Comverse BSS” and “Results of Operations-Segment Results-Comverse VAS.” We continue to experience pricing pressures, including with respect to maintenance revenue, and expect this trend to continue.
Our costs and operating expenses decreased during the three months ended October 31, 2013 primarily due a decrease in cost of revenue due to lower revenue in the Comverse BSS and VAS segments and the decrease in amortization of intangible assets due to certain intangible assets becoming fully amortized in the prior year. The decrease was also attributable to a decrease in selling, general and administrative expenses primarily attributable to personnel related costs due to restructuring initiatives, a decrease in commission expenses due to the amount and mix of bookings and due to a decrease in other operating expenses primarily attributable to an impairment of goodwill in the three months ended October 31, 2012 with no comparable expense during the three months ended October 31, 2013.
During the three months ended October 31, 2013, our cash and cash equivalents and restricted cash decreased primarily due to negative operating cash flow, investments in fixed assets and tax payments primarily related to a CTI state audit settlement.
For the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012, we experienced a decrease in revenue and a decrease in costs and operating expenses, resulting in income from operations for the nine months ended October 31, 2013 compared to a loss from operations for the nine months ended October 31, 2012. Comverse performance for the nine months ended October 31, 2013 increased compared to the nine months ended October 31, 2012.
The decrease in revenue was primarily attributable to a decrease in customer solutions revenue at our Comverse VAS segment and Comverse Other and maintenance revenue at our Comverse BSS and Comverse VAS segments, partially offset by an increase in customer solutions revenue from Comverse BSS and Comverse Other maintenance revenue. For a discussion of the reasons for the changes in revenue from customer solutions and maintenance at our Comverse BSS and Comverse VAS segments, see “Comverse BSS,” “Comverse VAS,” “-Results of Operations-Segment Results-Comverse BSS” and “Results of Operations-Segment Results-Comverse VAS.”
Our costs, operating expenses and disbursements decreased during the nine months ended October 31, 2013 primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and generate positive operating cash flows.
During the nine months ended October 31, 2013, our cash and cash equivalents and restricted cash decreased primarily related to negative cash flows from operations and investments in fixed assets partially offset by restricted cash received from CTI in connection with closing of the Verint Merger and proceeds from a VAT refund in Italy.
In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives which we believe will enhance efficiency and result in significant reductions in costs and operating expenses. The initiatives include:

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

Comverse BSS
In the three and nine months ended October 31, 2013, customer orders for BSS customer solutions decreased compared to the three and nine months ended October 31, 2012. The decrease in orders for BSS customer solutions was due to a decrease in customer orders in Asia Pacific (or APAC). We believe that BSS customer solutions order activity continues to be impacted by uncertainty in economic conditions and industry dynamics that prompted existing and potential customers to defer significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution. In addition, customers are more closely monitoring their operating expenses.
Revenue from BSS customer solutions for the three and nine months ended October 31, 2013 increased compared to the three and nine months ended October 31, 2012. The increase in revenue from Comverse BSS customer solutions was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the three and nine months ended October 31, 2012 with no comparable changes in scope and settlements in the three and nine months ended October 31, 2013. In addition, there was an increase in the number and size of projects completed in the three and nine months ended October 31, 2013. Comverse BSS maintenance revenue for the three and nine months ended October 31, 2013 decreased compared to the three and nine months ended October 31, 2012. The decrease was primarily attributable to the previously disclosed cancellation of a large maintenance contract during the three months ended April 30, 2013, as well as the timing of entering into renewals of maintenance contracts with customers and the timing of collections from certain customers whose revenue is limited to collections.
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
We believe that Comverse BSS's solutions offering has the potential to become a key driver of growth going forward. We expect that as a leader in the converged BSS market, we will continue to build on the strength of our Comverse ONE solution, particularly in the converged billing segment of the BSS market, which is expected to grow rapidly over the next few years. We also expect that growth in mobile data traffic will increase the demand for Comverse's mobile Internet solutions, which include policy management and enforcement, deep packet inspection, traffic management and video optimization capabilities, all of which are integrated into our BSS solution. In implementing our growth strategy, we plan to focus our efforts on increasing our presence in areas of growth and leveraging our customer base.
Comverse VAS
Customer orders for Comverse VAS customer solutions for the three and nine months ended October 31, 2013 decreased compared to the three and nine months ended October 31, 2012. The decrease in orders for VAS customer solutions was attributable mainly to the delays in purchasing decisions by several large customers.
Revenue from Comverse VAS customer solutions for the three months ended October 31, 2013 decreased compared to the three months ended October 31, 2012. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to revenue recognized upon collection related to several large payments made by customers in the three months ended October 31, 2012 and a decrease in revenue resulting from a lower number and size of acceptances in the three months ended October 31, 2013, partially offset by an increase in revenue related to several new POC projects in the three months ended October 31, 2013. Comverse VAS maintenance revenue for the three months ended October 31, 2013 decreased compared to the three months ended October 31, 2012. The decrease was primarily attributable to the timing of entering into renewals of maintenance contracts with customers and the timing of collections from certain customers whose revenue is limited to collections.
Revenue from Comverse VAS customer solutions for the nine months ended October 31, 2013 decreased compared to the nine months ended October 31, 2012. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to revenue recognized upon collection related to several large payments made by customers in the nine months ended October 31, 2012, partially offset by an increase in the number and size of projects completed in the nine months ended October 31, 2013. Comverse VAS maintenance revenue for the nine months ended October 31, 2013 decreased compared to the nine months ended October 31, 2012. The decrease was primarily attributable to the cancellation of certain maintenance contracts and pricing pressures.
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
Three and Nine Months Ended October 31, 2013 Compared to Three and Nine Months Ended October 31, 2012
Condensed Consolidated and Combined Results

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$160,416	$185,200	$(24,784)	(13.4)%	$485,987	$494,176	$(8,189)	(1.7)%
Costs and expenses
Cost of revenue	95,888	118,171	(22,283)	(18.9)%	290,336	316,772	(26,436)	(8.3)%
Research and development, net	17,536	20,379	(2,843)	(14.0)%	50,476	59,243	(8,767)	(14.8)%
Selling, general and administrative	31,283	39,756	(8,473)	(21.3)%	103,342	119,253	(15,911)	(13.3)%
Other operating expenses	1,005	5,582	(4,577)	N/M	7,859	6,689	1,170	N/M
Total costs and expenses	145,712	183,888	(38,176)	(20.8)%	452,013	501,957	(49,944)	(9.9)%
Income (loss) from operations	14,704	1,312	13,392	N/M	33,974	(7,781)	41,755	N/M
Interest income	121	163	(42)	(25.8)%	436	606	(170)	(28.1)%
Interest expense	(211)	(218)	7	3.2%	(565)	(594)	29	4.9%
Interest expense on notes payable to CTI	—	(205)	205	N/M	—	(455)	455	N/M
Other (expense) income, net	(2,798)	147	(2,945)	N/M	(7,484)	(3,749)	(3,735)	(99.6)%
Income tax benefit (expense)	11,320	(11,774)	23,094	N/M	(23,452)	(19,098)	(4,354)	(22.8)%
Net income (loss) from continuing operations	23,136	(10,575)	33,711	318.8%	2,909	(31,071)	33,980	109.4%
Income from discontinued operations, net of tax	—	21,831	(21,831)	N/M	—	26,542	(26,542)	N/M
Net income (loss)	23,136	11,256	11,880	105.5%	2,909	(4,529)	7,438	164.2%
Less: Net income attributable to noncontrolling interest	—	(157)	157	N/M	—	(1,167)	1,167	N/M
Net income (loss) attributable to Comverse, Inc.	$23,136	$11,099	$12,037	108.5%	$2,909	$(5,696)	$8,605	151.1%
Net income (loss) attributable to Comverse, Inc.:
Net income (loss) from continuing operations	$23,136	$(10,575)	$33,711		$2,909	$(31,071)	$33,980
Income from discontinued operations, net of tax	—	21,674	(21,674)		—	25,375	(25,375)
Net income (loss) attributable to Comverse, Inc.	$23,136	$11,099	$12,037		$2,909	$(5,696)	$8,605
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic earnings (loss) per share(1)
Continuing operations	$1.04	$(0.48)	$1.52		$0.13	$(1.42)	$1.55
Discontinued operations	$—	$0.99	$(0.99)		$—	$1.16	$(1.16)
Diluted earnings (loss) per share(1)
Continuing operations	$1.03	$(0.48)	$1.51		$0.13	$(1.42)	$1.55
Discontinued operations	$—	$0.99	$(0.99)		$—	$1.16	$(1.16)
(1) The computation of basic and diluted earnings (loss) per share for the three and nine months ended October 31, 2012 is calculated using the number of shares of outstanding common stock on October 31, 2012, the completion date of the Share Distribution. See Note 16 to the condensed consolidated and combined financial statements included in this Quarterly Report.
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
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Revenue from customer solutions was $98.0 million for the three months ended October 31, 2013, a decrease of $17.0 million, or 14.8%, compared to the three months ended October 31, 2012. The decrease was attributable to a decrease of $24.6 million at the Comverse VAS segment, partially offset by an increase of $7.2 million and $0.4 million in customer solutions revenue at the Comverse BSS segment and Comverse Other, respectively. Revenue recognized using the percentage-of-completion method was $44.7 million and $53.0 million for the three months ended October 31, 2013 and 2012, respectively, and comprised approximately 28% and 29% of total revenue for such periods, respectively.
Maintenance revenue was $62.4 million for the three months ended October 31, 2013, a decrease of $7.7 million, or 11.0%, compared to the three months ended October 31, 2012. This decrease was attributable to a decrease of $5.8 million and $2.6 million in maintenance revenue at the Comverse BSS and Comverse VAS segments, respectively, partially offset by an increase of $0.7 million at Comverse Other.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Revenue from customer solutions was $291.7 million for the nine months ended October 31, 2013, an increase of $4.0 million, or 1.4%, compared to the nine months ended October 31, 2012. The increase was attributable to an increase of $26.2 million in customer solutions revenue at the Comverse BSS segment, partially offset by a decrease of $18.2 million and $4.0 million at the Comverse VAS segment and Comverse Other, respectively. Revenue recognized using the percentage-of-completion method was $109.8 million and $109.9 million for the nine months ended October 31, 2013 and 2012, respectively, and comprised approximately 23% and 22% of total revenue for such periods, respectively.
Maintenance revenue was $194.3 million for the nine months ended October 31, 2013, a decrease of $12.2 million, or 5.9%, compared to the nine months ended October 31, 2012. This decrease was attributable to a decrease of $11.4 million and $1.7 million at the Comverse BSS and Comverse VAS segments, partially offset by an increase of $1.0 million in maintenance revenue at Comverse Other.
Revenue by Geographic Region
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Revenue in the Americas, APAC and Europe, Middle East and Africa (or EMEA) represented approximately 38%, 26% and 36% of our revenue, respectively, for the three months ended October 31, 2013 compared to approximately 36%, 34%, and 30% of our revenue, respectively, for the three months ended October 31, 2012. The presentation of revenue by geographic region is based on the location of customers.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 39%, 25% and 36% of our revenue, respectively, for the nine months ended October 31, 2013 compared to approximately 34%, 31%, and 35% of our revenue, respectively, for the nine months ended October 31, 2012. The presentation of revenue by geographic region is based on the location of customers.
Foreign Currency Impact on Revenue
Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the three and nine months ended October 31, 2013 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the Euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three and nine months ended October 31, 2013 compared to the three and nine months ended October 31, 2012 unfavorably impacted revenue by $2.1 million and $5.1 million, respectively.
Foreign Currency Impact on Costs
A significant portion of our expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our functional currency for financial reporting purposes is the U.S. dollar (or USD). A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of our expenses in Israel. We enter into foreign currency forward contracts to mitigate risk attributable to foreign currency exchange rate fluctuations.

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
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Cost of revenue was $95.9 million for the three months ended October 31, 2013, a decrease of $22.3 million, or 18.9%, compared to the three months ended October 31, 2012. The decrease was attributable to a decrease in costs of $14.3 million, $6.5 million and $1.5 million at the Comverse VAS segment, the Comverse BSS segment and Comverse Other, respectively.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Cost of revenue was $290.3 million for the nine months ended October 31, 2013, a decrease of $26.4 million, or 8.3%, compared to the nine months ended October 31, 2012. The decrease was attributable to a decrease in costs of $13.7 million at Comverse Other and $13.5 million at the Comverse VAS segment, partially offset by an increase in costs of $0.8 million at the Comverse BSS segment.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third party development and programming costs.
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Research and development expenses, net, were $17.5 million for the three months ended October 31, 2013, a decrease of $2.8 million, or 14.0%, compared to the three months ended October 31, 2012. The decrease was primarily attributable to a decline of $2.6 million and $0.8 million at the Comverse VAS segment and Comverse Other, respectively, partially offset by an increase of $0.6 million at the Comverse BSS segment.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Research and development expenses, net, were $50.5 million for the nine months ended October 31, 2013, a decrease of $8.8 million, or 14.8%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to a decline of $9.6 million and $0.5 million at the Comverse VAS and Comverse BSS segments, respectively, partially offset by an increase of $1.3 million at Comverse Other.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Selling, general and administrative expenses were $31.3 million for the three months ended October 31, 2013, a decrease of $8.5 million, or 21.3%, compared to the three months ended October 31, 2012. The decrease was primarily attributable to a decrease of $9.9 million at Comverse Other partially offset by an increase of $1.1 million and $0.3 million at the Comverse BSS and Comverse VAS segments, respectively.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Selling, general and administrative expenses were $103.3 million for the nine months ended October 31, 2013, a decrease of $15.9 million, or 13.3%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to a decrease of $18.8 million and $0.2 million at Comverse Other and the Comverse VAS segment, respectively, partially offset by an increase of $3.1 million at the Comverse BSS segment.
Other Operating Expenses
Other operating expenses consist of restructuring expenses and impairment of goodwill.
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Other operating expenses were $1.0 million for the three months ended October 31, 2013, a decrease of $4.6 million, compared to the three months ended October 31, 2012. The decrease was attributable to a decrease in expenses at Comverse Other.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Other operating expenses were $7.9 million for the nine months ended October 31, 2013, an increase of $1.2 million, compared to the nine months ended October 31, 2012. The increase was attributable to an increase in expenses at Comverse Other.

Income (Loss) from Operations
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Income from operations was $14.7 million for the three months ended October 31, 2013, an increase of $13.4 million, compared to the three months ended October 31, 2012. The increase was primarily attributable to a decrease in loss of $17.8 million at Comverse Other and an increase in income from operations of $6.2 million at the Comverse BSS segment, partially offset by a decrease in income from operations of $10.6 million at the Comverse VAS segment.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Income from operations was $34.0 million for the nine months ended October 31, 2013, a change of $41.8 million, compared to a loss from operations of $7.8 million for the nine months ended October 31, 2012. The change was primarily attributable to a decrease in loss from operations of $27.0 million at Comverse Other and an increase in income from operations of $11.4 million and $3.4 million at the Comverse BSS and Comverse VAS segments, respectively.
Interest Income
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Interest income was $0.1 million for the three months ended October 31, 2013, a decrease of 25.8%, compared to the three months ended October 31, 2012.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Interest income was $0.4 million for the nine months ended October 31, 2013, a decrease of $0.2 million, or 28.1%, compared to the nine months ended October 31, 2012.
Interest Expense
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Interest expense was $0.2 million for the three months ended October 31, 2013, a decrease of 3.2%, compared to the three months ended October 31, 2012.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Interest expense was $0.6 million for the nine months ended October 31, 2013, a decrease of 4.9%, compared to the nine months ended October 31, 2012.
Other (Expense) Income, Net
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Other expense, net, was $2.8 million for the three months ended October 31, 2013, a change of $2.9 million, compared to other income, net, of $0.1 million for the three months ended October 31, 2012. The change was primarily attributable to net foreign currency transaction losses of $2.7 million for the three months ended October 31, 2013, compared to net foreign currency transaction gains of $0.2 million for the three months ended October 31, 2012, primarily relating to the exchange rates between USD and the British pound, USD and the euro and between the Indian rupee and the British pound.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Other expense, net, was $7.5 million for the nine months ended October 31, 2013, an increase in expense of $3.7 million, or 99.6%, compared to the nine months ended October 31, 2012. The increase was primarily attributable to an increase in net foreign currency transaction losses of $4.3 million, primarily relating to the exchange rates between USD and the NIS, USD and the Indian rupee, USD and the Japanese yen and between the Indian rupee and the British pound.
Income Tax Benefit (Expense)
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. We recorded an income tax benefit from continuing operations of $11.3 million for the three months ended October 31, 2013, representing an effective tax rate of (95.8)%, compared with an income tax expense from continuing operations of $11.8 million, representing an effective tax rate of 982.0% for the three months ended October 31, 2012. During the three months ended October 31, 2013 and 2012, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes and certain tax contingencies. The change in our effective tax rate for the three months ended October 31, 2013, compared to the three months ended October 31, 2012, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the timing of when that mix of income occurs during the year and because we compute a separate effective tax rate for tax jurisdictions incurring losses.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. We recorded an income tax expense from continuing operations of $23.5 million for the nine months ended October 31, 2013, representing an effective tax rate of 89.0%, compared with an income tax expense from continuing operations of $19.1 million, representing an effective tax rate of (159.5)% for the nine months ended October 31, 2012. During the nine months ended October 31, 2013 and 2012, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes and certain tax contingencies. The change in our effective tax rate for the nine months ended October 31, 2013, compared to the nine months ended October 31, 2012, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions.
Our tax provision is subject to significant quarter-to-quarter variability based on numerous factors noted above. From a full year perspective we currently expect our tax expense to be in the range of $27 million to $32 million and our cash taxes to be between $17 million and $20 million.
Net Income (Loss) from Continuing Operations
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Net income was $23.1 million for the three months ended October 31, 2013, a change of $33.7 million, compared to a loss from operations of $10.6 million for the three months ended October 31, 2012, due primarily to the reasons discussed above.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Net income was $2.9 million for the nine months ended October 31, 2013, a change of $34.0 million, or 109.4%, compared to a loss from operations of $31.1 million for the nine months ended October 31, 2012, due primarily to the reasons discussed above.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations represents the results of operations of Starhome, net of tax.
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Income from discontinued operations, net of tax, was $21.8 million for the three months ended October 31, 2012. The income was primarily attributable to a $22.6 million gain on sale of Starhome recorded during the three months ended October 31, 2012. See Note 14 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Income from discontinued operations, net of tax, was $26.5 million for the nine months ended October 31, 2012. The income was primarily attributable to a $22.6 million gain on sale of Starhome recorded during the nine months ended October 31, 2012. See Note 14 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Net Income Attributable to Noncontrolling Interest
Noncontrolling interest represents the minority shareholders' interest in Starhome, our former majority-owned subsidiary, prior to the Starhome Disposition on October 19, 2012.
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Net income attributable to noncontrolling interest was $0.2 million for the three months ended October 31, 2012.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Net income attributable to noncontrolling interest was $1.2 million for the nine months ended October 31, 2012.

Segment Results
Comverse BSS

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$67,323	$65,947	$1,376	2.1%	$207,451	$192,679	$14,772	7.7%
Costs and expenses:
Cost of revenue	40,072	46,561	(6,489)	(13.9)%	128,573	127,793	780	0.6%
Research and development, net	9,097	8,499	598	7.0%	24,968	25,482	(514)	(2.0)%
Selling, general and administrative	5,116	4,027	1,089	27.0%	16,633	13,515	3,118	23.1%
Total costs and expenses	$54,285	$59,087	$(4,802)	(8.1)%	$170,174	$166,790	$3,384	2.0%
Income from operations	$13,038	$6,860	$6,178	90.1%	$37,277	$25,889	$11,388	44.0%
Computation of segment performance:
Segment revenue	$67,323	$65,947	$1,376	2.1%	$207,451	$192,679	$14,772	7.7%
Total costs and expenses	$54,285	$59,087	$(4,802)	(8.1)%	$170,174	$166,790	$3,384	2.0%
Segment expense adjustments:
Amortization of acquisition-related intangibles	692	3,976	(3,284)	(82.6)%	2,070	12,048	(9,978)	(82.8)%
Compliance-related compensation and other expenses	—	—	—	N/M	122	678	(556)	(82.0)%
Impairment of property and equipment	—	—	—	N/M	29	—	29	N/M
Gain on sale of fixed assets	(1)	—	(1)	N/M	—	—	—	N/M
Other, net	—	2	(2)	N/M	—	2	(2)	N/M
Segment expense adjustments	691	3,978	(3,287)	(82.6)%	2,221	12,728	(10,507)	(82.6)%
Segment expenses	53,594	55,109	(1,515)	(2.7)%	167,953	154,062	13,891	9.0%
Segment performance	$13,729	$10,838	$2,891	26.7%	$39,498	$38,617	$881	2.3%
Revenue
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Revenue from Comverse BSS customer solutions was $39.4 million for the three months ended October 31, 2013, an increase of $7.2 million, or 22.3%, compared to the three months ended October 31, 2012. The increase in revenue was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the three months ended October 31, 2012 with no comparable changes in scope and settlements in the three months ended October 31, 2013. In addition, there was an increase in the number and size of projects completed in the three months ended October 31, 2013.
Comverse BSS maintenance revenue was $27.9 million for the three months ended October 31, 2013, a decrease of $5.8 million, or 17.3%, compared to the three months ended October 31, 2012. The decrease was primarily attributable to the previously disclosed cancellation of a large maintenance contract during the three months ended April 30, 2013, as well as the timing of entering into renewals of maintenance contracts with customers and the timing of collections from certain customers whose revenue is limited to collections.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Revenue from Comverse BSS customer solutions was $118.6 million for the nine months ended October 31, 2013, an increase of $26.2 million, or 28.4%, compared to the nine months ended October 31, 2012. The increase in revenue was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the nine months ended October 31, 2012 with no comparable changes in scope and settlements in the nine months ended October 31, 2013. In addition, there was an increase in the number and size of projects completed in the nine months ended October 31, 2013.
Comverse BSS maintenance revenue was $88.8 million for the nine months ended October 31, 2013, a decrease of $11.4 million, or 11.4%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to the cancellation of a large maintenance contract during the three months ended April 30, 2013, as well as the timing of entering into renewals of maintenance contracts with customers and the timing of collections for certain customers whose revenue is limited to collections.

Revenue by Geographic Region
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 17%, 28% and 55% of Comverse BSS's revenue, respectively, for the three months ended October 31, 2013 compared to approximately 28%, 30% and 42% of Comverse BSS's revenue, respectively, for the three months ended October 31, 2012.
The decrease in Americas revenue as a percentage of total revenue for Comverse BSS was primarily attributable to a reduction in the number and size of projects completed in the three months ended October 31, 2013. The increase in EMEA revenue as a percentage of total revenue for Comverse BSS was primarily attributable to changes in scope and the settlement of certain customer contracts that negatively impacted revenue in the three months ended October 31, 2012 with no comparable change in scope and settlement in the three months ended October 31, 2013, as well as the previously disclosed cancellation of a large maintenance contract during the three months ended April 30, 2013 that negatively affected revenue in the three months ended October 31, 2013.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 19%, 29% and 52% of Comverse BSS's revenue, respectively, for the nine months ended October 31, 2013 compared to approximately 24%, 31%, and 45% of Comverse BSS's revenue, respectively, for the nine months ended October 31, 2012.
The decrease in Americas revenue as a percentage of total revenue for Comverse BSS was primarily attributable to a reduction in the number and size of projects completed in the nine months ended October 31, 2013. The increase in EMEA revenue as a percentage of total revenue for Comverse BSS was primarily attributable to changes in scope and the settlement of certain customer contracts that negatively impacted revenue in the nine months ended October 31, 2012, as well as the previously disclosed cancellation of a large maintenance contract during the three months ended April 30, 2013 that negatively affected revenue in the nine months ended October 31, 2013.
Foreign Currency Impact on Revenue
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 had an immaterial impact on revenue.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse BSS conducted business for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 had an immaterial impact on revenue.
Cost of Revenue
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Cost of revenue was $40.1 million for the three months ended October 31, 2013, a decrease of $6.5 million, or 13.9%, compared to the three months ended October 31, 2012. The decrease was primarily attributable to a $3.2 million decrease in amortization of intangible assets due to certain intangible assets becoming fully amortized in the prior year and a $3.5 million decrease in expense associated with losses from percentage-of-completion (or POC) projects in the three months ended October 31, 2012.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Cost of revenue was $128.6 million for the nine months ended October 31, 2013, an increase of $0.8 million, or 0.6%, compared to the nine months ended October 31, 2012. The increase was primarily attributable to a $9.8 million increase in costs due to higher revenue partially offset by a $9.7 million decrease in amortization of intangible assets due to certain intangible assets becoming fully amortized in the prior year.
Research and Development, Net
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Research and development expenses, net, were $9.1 million for three months ended October 31, 2013, an increase of $0.6 million, or 7.0%, compared to the three months ended October 31, 2012. The increase was primarily attributable to an increase in personnel engaged in research and development activities in lieu of assignment to specific revenue generating projects recorded in cost of revenue for the three months ended October 31, 2013 compared to the three months ended October 31, 2012.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Research and development expenses, net, were $25.0 million for nine months ended October 31, 2013, a decrease of $0.5 million, or 2.0%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to a $1.4 million decrease in personnel related costs due to lower headcount partially offset by a $0.9 million increase in personnel engaged in research and development activities in lieu of assignment to specific revenue generating projects recorded in cost of revenue for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.
Selling, General and Administrative
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Selling, general and administrative expenses were $5.1 million for the three months ended October 31, 2013, an increase of $1.1 million, or 27.0%, compared to the three months ended October 31, 2012. The increase was primarily attributable to a $0.8 million increase in personnel related costs primarily related to the reduction of a bonus accrual in the three months ended October 31, 2012.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Selling, general and administrative expenses were $16.6 million for the nine months ended October 31, 2013, an increase of $3.1 million, or 23.1%, compared to the nine months ended October 31, 2012. The increase was primarily attributable to a $1.9 million increase in personnel related costs mainly related to the reduction of a bonus accrual for the nine months ended October 31, 2012 and additional selling headcount in the nine months ended October 31, 2013. The increase was also attributable to a $0.7 million increase in bad debt expense for the nine months ended October 31, 2013.
Segment Performance
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Segment performance was $13.7 million for the three months ended October 31, 2013 based on segment revenue of $67.3 million, representing a segment performance margin of 20.4% as a percentage of segment revenue. Segment performance was $10.8 million for the three months ended October 31, 2012 based on segment revenue of $65.9 million, representing a segment performance margin of 16.4% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to a $3.5 million decrease in expenses associated with losses from percentage -of-completion projects.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Segment performance was $39.5 million for the nine months ended October 31, 2013 based on segment revenue of $207.5 million, representing a segment performance margin of 19.0% as a percentage of segment revenue. Segment performance was $38.6 million for the nine months ended October 31, 2012 based on segment revenue of $192.7 million, representing a segment performance margin of 20.0% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to an increase in selling, general and administrative costs for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.

Comverse VAS

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$84,255	$111,457	$(27,202)	(24.4)%	$248,754	$268,668	$(19,914)	(7.4)%
Costs and expenses:
Cost of revenue	43,125	57,380	(14,255)	(24.8)%	130,674	144,179	(13,505)	(9.4)%
Research and development, net	6,299	8,936	(2,637)	(29.5)%	18,841	28,398	(9,557)	(33.7)%
Selling, general and administrative	1,556	1,262	294	23.3%	4,957	5,192	(235)	(4.5)%
Total costs and expenses	50,980	67,578	(16,598)	(24.6)%	154,472	177,769	(23,297)	(13.1)%
Income from operations	$33,275	$43,879	$(10,604)	(24.2)%	$94,282	$90,899	$3,383	3.7%
Computation of segment performance:
Segment revenue	$84,255	$111,457	$(27,202)	(24.4)%	$248,754	$268,668	$(19,914)	(7.4)%
Total costs and expenses	$50,980	$67,578	$(16,598)	(24.6)%	$154,472	$177,769	$(23,297)	(13.1)%
Segment expense adjustments:
Compliance-related compensation and other expenses	—	—	—	N/M	7	916	(909)	(99.2)%
Impairment of property and equipment	—	—	—	N/M	1	—	1	N/M
Gain on sale of fixed assets	—	—	—	N/M	(1)	—	(1)	N/M
Segment expense adjustments	—	—	—	N/M	7	916	(909)	(99.2)%
Segment expenses	50,980	67,578	(16,598)	(24.6)%	154,465	176,853	(22,388)	(12.7)%
Segment performance	$33,275	$43,879	$(10,604)	(24.2)%	$94,289	$91,815	$2,474	2.7%
Revenue
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Revenue from Comverse VAS customer solutions was $52.6 million for the three months ended October 31, 2013, a decrease of $24.6 million, or 31.9%, compared to the three months ended October 31, 2012. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to revenue recognized upon collection related to several large payments made by customers in the three months ended October 31, 2012 and a decrease in revenue resulting from a lower number and size of acceptances in the three months ended October 31, 2013, partially offset by an increase in revenue related to several new POC projects in the three months ended October 31, 2013.
Comverse VAS maintenance revenue was $31.6 million for the three months ended October 31, 2013, a decrease of $2.6 million, or 7.5%, compared to the three months ended October 31, 2012. The decrease was primarily attributable to the timing of entering into renewals of maintenance contracts with customers and the timing of collections from certain customers whose revenue is limited to collections.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Revenue from Comverse VAS customer solutions was $152.3 million for the nine months ended October 31, 2013, a decrease of $18.2 million, or 10.7%, compared to the nine months ended October 31, 2012. The decrease in revenue from Comverse VAS customer solutions was primarily attributable to revenue recognized upon collection related to several large payments made by customers in the nine months ended October 31, 2012, partially offset by an increase in revenue resulting from a higher number and size of projects completed in the nine months ended October 31, 2013.
Comverse VAS maintenance revenue was $96.4 million for the nine months ended October 31, 2013, a decrease of $1.7 million, or 1.8%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to the cancellation of certain maintenance contracts and pricing pressures.
Revenue by Geographic Region
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 55%, 23% and 22% of Comverse VAS's revenue, respectively, for the three months ended October 31, 2013 compared to approximately 39%, 38% and 23% of Comverse VAS's revenue, respectively, for the three months ended October 31, 2012.

The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to an increase in revenue recognized for projects accounted for under the percentage of completion accounting method and an increase in the revenue attributed to the initial service period in the three months ended October 31, 2013.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Revenue in the Americas, APAC and EMEA represented approximately 57%, 20% and 23% of Comverse VAS's revenue, respectively, for the nine months ended October 31, 2013 compared to approximately 41%, 31%, and 28% of Comverse VAS's revenue, respectively, for the nine months ended October 31, 2012.
The increase in revenue as a percentage of total revenue for Comverse VAS in the Americas was primarily attributable to significant revenue recognized due to customer acceptances and percentage of completion revenue in certain large-scale projects in the Americas in the nine months ended October 31, 2013, with no comparable customer acceptances in the nine months ended October 31, 2012. The decrease in revenue as a percentage of total revenue for Comverse VAS in APAC was primarily attributable to revenue recognized upon collection related to several large payments made by customers in nine months ended October 31, 2012.
Foreign Currency Impact on Revenue
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 unfavorably impacted revenue by $1.6 million primarily due to transactions denominated in Japanese yen.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Fluctuations in the U.S. dollar relative to foreign currencies in which Comverse VAS conducted business for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 unfavorably impacted revenue by $4.2 million primarily due to transactions denominated in Japanese yen.
Cost of Revenue
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Cost of revenue was $43.1 million for the three months ended October 31, 2013, a decrease of $14.3 million, or 24.8%, compared to the three months ended October 31, 2012. The decrease was primarily attributable to lower revenue.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Cost of revenue was $130.7 million for the nine months ended October 31, 2013, a decrease of $13.5 million, or 9.4%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to a decrease in costs of $10.7 million due to lower revenue and a slight improvement in gross margin percentage due to improved cost efficiencies.
Research and Development, Net
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Research and development expenses, net, were $6.3 million for the three months ended October 31, 2013, a decrease of $2.6 million, or 29.5%, compared to the three months ended October 31, 2012. The decrease was primarily attributable to a reduction in headcount due to restructuring initiatives as well as resources being reassigned to revenue generating projects recorded in cost of revenue.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Research and development expenses, net, were $18.8 million for the nine months ended October 31, 2013, a decrease of $9.6 million, or 33.7%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to a reduction in headcount due to restructuring initiatives as well as resources being reassigned to revenue generating projects recorded in cost of revenue.
Selling, General and Administrative
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Selling, general and administrative expenses were $1.6 million for the three months ended October 31, 2013, an increase of $0.3 million, or 23.3%, compared to the three months ended October 31, 2012. The increase was primarily attributable the reduction of a bonus accrual of $0.3 million for the three months ended October 31, 2012.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Selling, general and administrative expenses were $5.0 million for the nine months ended October 31, 2013, a decrease of $0.2 million, or 4.5%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to a reduction of $0.2 million in bad debt expense for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.

Segment Performance
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Segment performance was $33.3 million for the three months ended October 31, 2013 based on segment revenue of $84.3 million, representing a segment performance margin of 39.5% as a percentage of segment revenue. Segment performance was $43.9 million for the three months ended October 31, 2012 based on segment revenue of $111.5 million, representing a segment performance margin of 39.4% as a percentage of segment revenue.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Segment performance was $94.3 million for the nine months ended October 31, 2013 based on segment revenue of $248.8 million, representing a segment performance margin of 37.9% as a percentage of segment revenue. Segment performance was $91.8 million for the nine months ended October 31, 2012 based on segment revenue of $268.7 million, representing a segment performance margin of 34.2% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to a decrease in research and development expenses for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.

Comverse Other

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$8,838	$7,796	$1,042	13.4%	$29,782	$32,829	$(3,047)	(9.3)%
Costs and expenses:
Cost of revenue	12,691	14,230	(1,539)	(10.8)%	31,089	44,800	(13,711)	(30.6)%
Research and development, net	2,140	2,944	(804)	(27.3)%	6,667	5,363	1,304	24.3%
Selling, general and administrative	24,611	34,467	(9,856)	(28.6)%	81,752	100,546	(18,794)	(18.7)%
Other operating expenses	1,005	5,582	(4,577)	N/M	7,859	6,689	1,170	N/M
Total costs and expenses	40,447	57,223	(16,776)	(29.3)%	127,367	157,398	(30,031)	(19.1)%
Loss from operations	$(31,609)	$(49,427)	$17,818	36.0%	$(97,585)	$(124,569)	$26,984	21.7%
Computation of segment performance:
Segment revenue	$8,838	$7,796	$1,042	13.4%	$29,782	$32,829	$(3,047)	(9.3)%
Total costs and expenses	$40,447	$57,223	$(16,776)	(29.3)%	$127,367	$157,398	$(30,031)	(19.1)%
Segment expense adjustments:
Stock-based compensation expense	2,668	1,880	788	41.9%	8,011	5,512	2,499	45.3%
Compliance-related professional fees	744	176	568	N/M	1,550	189	1,361	N/M
Compliance-related compensation and other expenses	(44)	288	(332)	(115.3)%	34	247	(213)	(86.2)%
Impairment of goodwill	—	5,605	(5,605)	N/M	—	5,605	(5,605)	N/M
Impairment of property and equipment	208	15	193	N/M	221	50	171	N/M
Certain litigation settlements and related costs	8	413	(405)	(98.1)%	(15)	170	(185)	N/M
Italian VAT refund recovery recorded within operating expenses	—	—	—	N/M	(10,861)	—	(10,861)	N/M
Restructuring expenses	1,005	(23)	1,028	N/M	7,859	1,084	6,775	N/M
Gain on sale of fixed assets	(13)	—	(13)	N/M	(31)	—	(31)	N/M
Other, net	367	1	366	N/M	1,224	(207)	1,431	N/M
Segment expense adjustments	4,943	8,355	(3,412)	(40.8)%	7,992	12,650	(4,658)	(36.8)%
Segment expenses	35,504	48,868	(13,364)	(27.3)%	119,375	144,748	(25,373)	(17.5)%
Segment performance	$(26,666)	$(41,072)	$14,406	35.1%	$(89,593)	$(111,919)	$22,326	19.9%
Revenue
Revenue includes revenue generated primarily by Comverse MI and our Netcentrex operations (or Netcentrex).
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Total revenue was $8.8 million for the three months ended October 31, 2013, an increase of $1.0 million, or 13.4%, compared to the three months ended October 31, 2012. The increase was primarily attributable to revenue increase at Netcentrex of $2.4 million due to revenue recognized upon a customer acceptance and a customer collection for the three months ended October 31, 2013 with no comparable customer acceptance or collections in the three months ended October 31, 2012. The increase was partially offset by a decrease of $1.2 million at Comverse MI. For the three months ended October 31, 2013 and 2012, Comverse MI's total revenue was $4.3 million and $5.5 million, respectively, and Netcentrex' total revenue was $4.0 million and $1.7 million, respectively.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Total revenue was $29.8 million for the nine months ended October 31, 2013, a decrease of $3.0 million, or 9.3%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to revenue decreases at Comverse MI and Other of $2.8 million and $3.3 million, respectively, partially offset by an increase of $3.0 million at Netcentrex. For the nine months ended October 31, 2013 and 2012, Comverse MI's total revenue was $14.6 million and $17.4 million, respectively, and Netcentrex' total revenue was $14.5 million and $11.5 million, respectively.

Cost of Revenue
Cost of revenue is primarily attributable to Comverse MI and Netcentrex. Cost of revenue also includes non-direct cost of Comverse BSS and Comverse VAS and unallocated shared services costs.
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Cost of revenue was $12.7 million for the three months ended October 31, 2013, a decrease of $1.5 million, or 10.8%, compared to the three months ended October 31, 2012. The decrease was primarily attributable to a $3.4 million decrease in material and overhead costs due primarily to software inventory write-off partially offset by an increase of $1.9 million due to higher revenue for the three months ended October 31, 2013.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Cost of revenue was $31.1 million for the nine months ended October 31, 2013, a decrease of $13.7 million, or 30.6%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to a VAT refund of $10.9 million received in the nine months ended October 31, 2013. The decrease was also attributable to a $2.5 million decrease associated with several software inventory write-offs for the nine months ended October 31, 2013.
Research and Development, Net
Research and development expenses, net, primarily include expenses incurred by our global corporate functions in connection with shared services provided to our operations, including Comverse BSS and Comverse VAS.
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Research and development expenses, net, were $2.1 million for the three months ended October 31, 2013, a decrease of $0.8 million, compared to the three months ended October 31, 2012. The decrease was primarily attributable to higher personnel-related costs used in specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, during the three months ended October 31, 2013 compared to the three months ended October 31, 2012.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Research and development expenses, net, were $6.7 million for the nine months ended October 31, 2013, an increase of $1.3 million, compared to the nine months ended October 31, 2012. The increase was primarily attributable to higher personnel-related costs used in research and development expenses in lieu of specific revenue generating projects recorded in cost of revenue during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.
Selling, General and Administrative
Selling, general and administrative expenses consist of expenses incurred by our global corporate functions, including expenses incurred in connection with shared services provided to Comverse BSS and Comverse VAS.
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Selling, general and administrative expenses were $24.6 million for the three months ended October 31, 2013, a decrease of $9.9 million, or 28.6%, compared to the three months ended October 31, 2012. The decrease was primarily attributable to a $4.6 million decrease in personnel related costs primarily due to restructuring initiatives and a $3.9 million decrease in commission expenses due to the amount and mix of bookings.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Selling, general and administrative expenses were $81.8 million for the nine months ended October 31, 2013, a decrease of $18.8 million, or 18.7%, compared to the nine months ended October 31, 2012. The decrease was primarily attributable to lower commission expenses of $9.7 million due to the amount and mix of bookings and a $7.7 million decrease in personnel related costs primarily due to restructuring initiatives.
Other Operating Expenses
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Other operating expenses were $1.0 million for the three months ended October 31, 2013, a decrease of $4.6 million, compared to the three months ended October 31, 2012. The decrease was attributable to a $5.6 million impairment of goodwill recorded in the three months ended October 31, 2012 with no comparable expense during the three months ended October 31, 2013. See Note 5 of the condensed consolidated and combined financial statements included in this Quarterly Report. The decrease was partially offset by an increase in restructuring expenses of $1.0 million during the three months ended October 31, 2013 compared to the three months ended October 31, 2012. See Note 8 of the condensed consolidated and combined financial statements included in this Quarterly Report.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Other operating expenses were $7.9 million for the nine months ended October 31, 2013, an increase of $1.2 million, compared to the nine months ended October 31, 2012. The increase was attributable to an increase of $6.8 million in restructuring expenses during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. See Note 8 of the condensed consolidated and combined financial statements included in this Quarterly Report. The increase was partially offset by a $5.6 million impairment of goodwill in the nine months ended October 31, 2012 with no comparable expense during the nine months ended October 31, 2013. See Note 5 of the condensed consolidated and combined financial statements included in this Quarterly Report.
Loss from Operations
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Loss from operations was $31.6 million for the three months ended October 31, 2013, a decrease in loss of $17.8 million, or 36.0%, compared to the three months ended October 31, 2012 due primarily to the reasons discussed above. Comverse MI had income from operations of $0.5 million and $0.7 million for the three months ended October 31, 2013 and 2012, respectively. The decrease was primarily attributable to a decrease in selling, general and administrative expenses, research and development, and cost of revenue. For the three months ended October 31, 2013, Netcentrex had income from operations of $0.6 million for the three months ended October 31, 2013 compared to a loss from operations of 1.9 million for the three months ended October 31, 2012. The increase was primarily attributable to an increase in total revenue.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Loss from operations was $97.6 million for the nine months ended October 31, 2013, a decrease in loss of $27.0 million, or 21.7%, compared to the nine months ended October 31, 2012 due primarily to the reasons discussed above. For the nine months ended October 31, 2013 and 2012, Comverse MI had income from operations of $3.1 million and $0.5 million, respectively. The increase was primarily attributable to a decrease in research and development, selling, general and administrative expenses and cost of revenue partially offset by a decrease in revenue. Netcentrex had income from operations of $2.8 million for the nine months ended October 31, 2013 compared to a loss from operations of less than $0.1 million for the nine months ended October 31, 2012. The change was primarily attributable to an increase in total revenue.
Segment Performance
Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Segment performance was a loss of $26.7 million for the three months ended October 31, 2013, a decrease in loss of $14.4 million, or 35.1%, compared to the three months ended October 31, 2012. The decrease in loss in segment performance was primarily attributable to a decrease in selling, general and administrative expenses, cost of revenue and research and development partially offset by a decrease in revenue for the three months ended October 31, 2013 compared to the three months ended October 31, 2012.
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Segment performance was a loss of $89.6 million for the nine months ended October 31, 2013, a decrease in loss of $22.3 million, or 19.9%, compared to the nine months ended October 31, 2012. The decrease in loss in segment performance was primarily attributable to a decrease in selling, general and administrative expenses and cost of revenue net of segment expense adjustments, partially offset by a decrease in segment revenue for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.

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
During the nine months ended October 31, 2013, our principal uses of liquidity were to fund operating expenses and make capital expenditures.
Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of October 31, 2013, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $313.4 million, compared to approximately $333.1 million as of July 31, 2013.
Restricted Cash
Restricted cash aggregated $69.2 million and $69.1 million as of October 31, 2013 and July 31, 2013, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Management's current forecast is based upon a number of assumptions including, among others: assumed levels of customer order activity, revenue and collections; continued implementation of initiatives to reduce operating costs; no significant degradation in operating margins; increased spending on certain investments in the business; slight reductions in the unrestricted cash levels required to support the working capital needs of the business and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Part I, Item 1A, “Risk Factors” of the 2012 Form 10-K or in Part II, Item 1A, “Risk Factors” of the Quarterly Report filed on September 13, 2013 materialize, we may experience a shortfall in the cash required to support working capital needs.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash Flows
Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012

	Nine Months Ended October 31,
	2013	2012
	(In thousands)
Net cash used in operating activities - continuing operations	$(5,387)	$(29,407)
Net cash used in operating activities - discontinued operations	—	(1,277)
Net cash used in investing activities	(36,235)	(3,230)
Net cash provided by financing activities - continuing operations	25,026	47,680
Effects of exchange rates on cash and cash equivalents	(2,139)	(1,708)
Net increase (decrease) in cash and cash equivalents	(18,735)	12,058
Cash and cash equivalents, beginning of period including cash of discontinued operations	262,921	193,192
Cash and cash equivalents, end of period	244,186	205,250
Operating Cash Flows
Net cash used in operating activities from continuing operations was $5.4 million during the nine months ended October 31, 2013, a decrease in cash used of $24.0 million compared to the nine months ended October 31, 2012. This decrease was primarily attributable to a $17.4 million decrease in accounts receivable from improved cash collections and a decrease of $5.5 million in deferred cost of revenue and deferred revenue for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.
Investing Cash Flows
Net cash used in investing activities was $36.2 million during the nine months ended October 31, 2013, an increase in cash used of $33.0 million compared to the nine months ended October 31, 2012. The increase in cash used was attributable to a $22.0 million increase in restricted cash mainly due to $25.0 million in bank time deposits received from CTI in connection with the closing of the Verint Merger, a $5.9 million increase in cash used for purchases of property and equipment and $6.3 million in net proceeds received from the sale of Starhome in the nine months ended October 31, 2012.
Financing Cash Flows
Net cash used in financing activities was $25.0 million during the nine months ended October 31, 2013, a decrease in cash provided by financing activities of $22.7 million compared to the nine months ended October 31, 2012. The decrease was primarily attributable to a $38.5 million cash capital contribution from CTI and $9.5 million of borrowings under the note payable to CTI in the nine months ended October 31, 2012, compared to a $25.0 million cash capital contribution from CTI in the nine months ended October 31, 2013.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents is denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the Euro, the NIS and the British pound. For the nine months ended October 31, 2013, the fluctuation in foreign currency exchange rates had an unfavorable impact of $2.1 million on cash and cash equivalents.
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
Indebtedness
Comverse Ltd. Lines of Credit
As of October 31, 2013 and January 31, 2013, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of October 31, 2013 and January 31, 2013, Comverse Ltd. had utilized $16.4 million and $17.2 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of October 31, 2013 and January 31, 2013, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of October 31, 2013 and January 31, 2013, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of October 31, 2013 and January 31, 2013, Comverse Ltd. had utilized $8.0 million of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash within the consolidated balance sheets as of October 31, 2013 and January 31, 2013.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the nine months ended October 31, 2013 and 2012, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $7.9 million and $1.1 million, respectively, and paid $7.0 million and $3.9 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $1.7 million and $5.9 million are expected to be substantially paid by January 2014 and October 2019, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see Note 8 to the condensed consolidated and combined financial statements included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2013 and January 31, 2013, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $31.1 million as of each of October 31, 2013 and January 31, 2013 are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through May 31, 2016.
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
Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of October 31, 2013 and January 31, 2013, cash and cash equivalents held by our foreign subsidiaries was $89.3 million and $149.4 million, respectively. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.
OFF-BALANCE SHEET ARRANGEMENTS
As of October 31, 2013, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2013. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2012 Form 10-K.
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
We adopted one new critical accounting policy during the period ended July 31, 2013 as follows:
Probability assessment of performance based stock units vesting
We grant share-based payment awards as compensation to certain employees. A substantial portion of these awards vest only if we achieve pre-established performance targets. The amount and timing of compensation expense recognized for such performance-based awards is dependent upon management's quarterly assessment of the likelihood and timing of achieving these future profitability targets. Accordingly, if the projections used by management in its assessment prove, with the benefit of hindsight, to be inaccurate, the amount of life-to-date and future compensation expense related to share-based payments could significantly increase or decrease. The share-based awards have a total potential compensation expense impact of up to $3.4 million within a two year vesting period.
We do not believe that there were any other significant changes in our critical accounting policies during the nine months ended October 31, 2013.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated and combined financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2012 Form 10-K, filed with the SEC on May 16, 2013, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended October 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, for the fiscal quarter ended October 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness in internal control over financial reporting described in our 2012 Form 10-K, our disclosure controls and procedures were not effective as of October 31, 2013.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are, however, continuing to implement remedial actions as actions as outlined in Part II, Item 9A of our 2012 Form 10-K. We have adopted, and are in the process of implementing, certain remedial measures that we believe will enable us to remediate our material weakness in the area of income taxes by January 31, 2014.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 20 to the condensed consolidated and combined financial statements included in this Quarterly Report. There have been no material developments in the legal proceedings previously reported in our Annual Report on Form 10-K filed with the SEC on May 16, 2013.

ITEM 1A.	RISK FACTORS
There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2013 filed with the SEC on May 16, 2013 and the Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 filed with the SEC on September 13, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended October 31, 2013, we purchased an aggregate of 1,559 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by the Company are deposited in its treasury. The Company does not have a specific repurchase plan or program. The following table provides information regarding the Company’s purchases of its common stock in respect of each month during the three months ended October 31, 2013 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
August 1, 2013 – August 31, 2013	—	$—	—	—
September 1, 2013 – September 30, 2013	685	31.69	—	—
October 1, 2013 – October 31, 2013	874	31.97	—	—
Total	1,559	$31.85	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated and Combined Statements of Operations, (ii) the Condensed Consolidated and Combined Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated and Combined Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated and Combined Financial Statements.

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

COMVERSE, INC.

December 13, 2013	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

December 13, 2013	/s/ Thomas B. Sabol
Thomas B. Sabol Senior Vice President, Chief Financial Officer (Principal Financial Officer)