Form 10-K
period 2014-01-31
Comverse, Inc.
filed 2014-04-16
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No

As of July 31, 2013 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was $603,724,226 based on the last reported sale price of the registrant's common stock on such date. For purposes of this calculation, executive officers, directors and greater than 10% beneficial owners of the registrant were assumed to be affiliates. However, such assumption should not be deemed to be a determination that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 22,258,981 shares of the registrant’s common stock outstanding on April 2, 2014.
 _______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed under Regulation 14A within 120 days of the end of the registrant's fiscal year ended January 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.
 _______________________________________________

COMVERSE, INC. AND SUBSIDIARIES
2013 ANNUAL REPORT ON FORM 10-K

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

•
our ability to anticipate customer demand for new products and technologies, and our advanced offerings may not be widely adopted by existing and potential customers and increases in revenue from our advanced offerings, if any, may not exceed or fully offset potential declines in revenue from traditional solutions and technologies;

•
the generation of a significant portion of our revenue from two major customers could materially adversely affect our revenue, profitability and cash flows if we are unable to maintain or develop relationships with these customers, or if these customers reduce demand for our products;

•
the difficulty in predicting quarterly and annual product bookings as a result of a high percentage of orders typically generated late in fiscal quarters and in fiscal years, lengthy and variable sales cycles, and our focus on large customers and projects;

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

•	our ability to enhance existing products and develop and market new products in response to rapidly changing technology in our industries;

•	if we are unable to establish and demonstrate the benefits of new and innovative products to customers after investing time and resources, our business will be adversely affected;

•	our dependence on contracts for large systems and large installations for a significant portion of our sales and operating results could adversely affect our business;

•
the potential incurrence of fees, penalties and costs if our solutions develop operational problems and significant costs to correct previously undetected operational problems in our complex solutions;

•	our dependence on a limited number of suppliers and manufacturers for certain components and third-party software could cause a supply shortage and/or interruptions in product supply;

•	our reliance on third-party subcontractors for certain company functions;

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

•
risks relating to our significant operations in Israel, including economic, political and/or military conditions in Israel and the Middle East, and uncertainties and restrictions relating to research and development grants, tax benefits and the ability of our Israeli subsidiaries to pay dividends;

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
Overview
We are a leading provider of telecom business enablement solutions for communication service providers (or CSPs) through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. We provide converged, prepaid and postpaid billing and active customer management systems (or BSS) for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control.

•
Policy Solutions. We provide CSPs with the ability to better manage their data networks and to better monetize their data network investment through our Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Digital Services. We enable voice and messaging services (including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and video messaging (or MMS), and digital lifestyle services and Internet Protocol (or IP) based rich communication services (including group chat, file transfer, video share, social, presence and geo-location information).

•	Managed and Professional Services. We offer a portfolio of services related to our solutions following the completion of the delivery of the project to the customer (referred to as managed services).
Products
Our product-based solutions and related services enhance wireless, wireline and cable networks both for end users and the CSPs themselves.
For end users, we apply the knowledge acquired throughout the network to provide an enhanced, intuitive and personalized experience to the end user through a broad array of services.
For CSPs, the enhanced end user experience is expected to result in greater customer loyalty, lower customer churn and higher adoption of new services to increase average revenue per user (or ARPU) levels. By leveraging the unique end user information residing in their networks, CSPs can take advantage of a key strategic strength as they compete with other CSPs and Internet-based competitors.
Our solutions are available in a variety of delivery models, including on-premises, cloud, hosted, SaaS and managed services. Our portfolio includes the following product categories:
BSS Solutions
CSPs typically rely on third-party software vendors to provide BSS solutions that include customer billing functionality. Billing is divided into three categories: prepaid billing is utilized when a subscriber purchases credit in advance of service use and the usage is authorized in real time; postpaid billing is provided when a subscriber pays the CSP at the end of a billing period for services utilized; and converged billing enables management of multiple services for CSPs, including payment for prepaid and postpaid subscribers across fixed and mobile communication, broadband, TV and other emerging services. As CSPs expand their services, we expect the converged billing market to grow faster than the prepaid and postpaid billing markets.
Our BSS solutions enable our customers to: (i) introduce new products quickly, (ii) charge flexibly for a broad range of services or content delivered over their networks, (iii) perform real-time marketing to take advantage of more opportunities for upselling, cross-selling and supporting higher ARPU levels and (iv) automate sales and marketing activities. In addition, the solutions are designed to accommodate the customer's growth and business model changes through the ability to add functionality over time.
Converged Solution - Comverse ONE Billing and Active Customer Management Solution
Communication, e-commerce and content CSPs require a strong BSS foundation to ensure timely, accurate billing and fee collection, and a high level of overall customer care and satisfaction. We believe that the Comverse ONE Billing and Active Customer Management solution is differentiated in the market through its single-system approach to BSS convergence, reducing total cost of ownership and enabling faster time-to-market for new CSP offerings.
Our Comverse ONE Billing and Active Customer Management solution is a single comprehensive product that accelerates data monetization and provides billing and customer relationship management for CSPs by integrating policy management, policy enforcement and BSS elements. The solution can be deployed in various ways to meet the specific needs of CSPs. Deployment modes include:

•
Comverse ONE Converged Billing and Active Customer Management solution, which can support a combination of real-time prepaid charging, postpaid billing, and converged (hybrid) charging on a single platform and provides subscriber management;

•	Comverse ONE Real-Time Billing for prepaid billing; and

•	Comverse ONE Online and Converged Charging to bring real-time capabilities to customers' existing postpaid billing systems.
Prepaid Solution -Real Time Billing
Our Real-Time Billing (or RTB) product is an in-network prepaid billing solution for CSPs (mainly wireless service providers) that was primarily deployed in emerging markets. We continue to support our customers to enhance their use of RTB in support of their business needs. We also offer customers seeking advanced charging capabilities the option to upgrade RTB to Comverse ONE in its Real-Time Billing deployment mode. In addition, we offer customers seeking to add support for postpaid subscribers or additional BSS elements the option to upgrade their RTB system to Comverse ONE in its converged billing deployment mode.
Postpaid Solution - Comverse Kenan
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
We continue to invest in providing our Comverse Kenan customers with relevant and effective upgrade options and a roadmap in support of their evolving business needs and their strategic plans, including:

•	enhancing the billing capabilities of Comverse Kenan systems to support CSPs’ changing business needs, including the option of upgrading to the latest Comverse Kenan product release;

•
evolving and extending the Comverse Kenan solution with additional BSS elements, adjacent to the core Comverse Kenan solution, such as RTB for postpaid subscribers, policy management, increased flexibility around data management and monetization, and marketing-related capabilities; and

•
offering customers seeking to add support for prepaid subscribers or additional real-time BSS elements, the option to upgrade their Comverse Kenan system to Comverse ONE in its converged billing deployment mode.

Comverse Policy Solutions
Integrated with BSS, Comverse Policy Solutions enable CSPs to manage and monetize their data services smartly, utilizing a range of network-related and subscriber-related information.
Comverse Policy Manager
Designed as a business-oriented tool, Comverse Policy Manager uses a unique marketing-focused policy creation tool (referred to as Policy Studio) to facilitate swift and intuitive definition of multiple business and monetization scenarios and use cases, including segmented data plans, application-based charging, traffic and quota management, roaming and bill shock prevention, shared device and family plans, and congestion control.
Comverse Policy Enforcer
Comverse Policy Enforcer is a modular policy enforcement solution that enables CSPs to bring a broad range of business scenarios rapidly to market, utilizing any or all of our enforcement elements, minimizing integration costs between the Comverse Policy Manager and multiple silo enforcement elements, including traffic and quota management and application-based charging).
Digital Services Solutions
CSPs engage external software vendors to provide a range of communication services, including voice and messaging Value Added Services and digital lifestyle services and IP-based rich communication services (or RCS).

Value Added Services (VAS)
Voice solutions include voicemail, call completion and call management, and visual voicemail. Messaging solutions include SMS and MMS services.
Comverse Voice enables the following services:

•
Comverse Next-Generation Voicemail provides call answering functionality to telecom users, designed to ensure a higher level of call completion and returned calls for wireless and wireline network CSPs and thereby often generates additional minutes of use. Comverse Next-Generation Voicemail leverages multimedia platforms through Comverse’s Videomail solution and is designed to support Mobile Advertising, thereby creating new revenue opportunities from existing network traffic. Voicemail is offered by most of the world’s wireless network operators as part of a bundled package of communication services and is offered by wireline network operators on a more limited basis and often for an additional fee.

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

•
Call Completion services notify users of missed inbound calls via text message, offer convenient one-touch call return functionality, and notify callers when previously unavailable parties become available to accept calls. These services increase the likelihood that call attempts ultimately result in a successful connection, and thereby often result in additional minutes of use. In addition, these services are designed to integrate with mobile advertising solutions to offer CSPs advertising channels.

Comverse Messaging enables the following services:

•
Short Message Service Center and Messaging Router enable texting which is used for an expanding range of purposes, including person-to-person messaging, televoting, application-to-person messaging such as information and entertainment alerts, and social network-based messaging, such as Twitter updates. Texting has achieved mass market mobile end user adoption levels, and is currently one of the world’s most popular wireless enhanced services.

•	Messaging Gateway provides a secure and managed multi-channel entry point into the operator’s network for external messaging content and applications, user-generated content and social networking.

•
Multimedia Messaging Service Center enables the sharing and messaging of pictures and video over wireless networks, including person-to-person and application-to-person multimedia messaging. These services have become feasible and more functional with the proliferation of next-generation networks and “smartphones,” thereby making them potentially more attractive to a greater number of subscribers. For example, the growth in mobile camera-phones and video recorder phones has led to an increase in MMS-based picture and video messaging adoption and traffic.

Comverse MultiVAS
MultiVAS is a fully virtualized and modular solution that enables the convergence of SMS, MMS and next-generation voice messaging over IP-based fourth generation (or 4G) networks. This converged modern single foundation is designed to offer significant savings to CSPs, simplify operations and provide the required path to IP-based messaging and rich communication services.
Comverse Evolved Communication Suite (ECS)
The Comverse Evolved Communication Suite (ECS) enables CSPs to evolve traditional voice calling and messaging services such as SMS, MMS and visual voicemail to a digital experience across any Internet-connected device, building a critical mass of users for CSPs’ IP-based rich communication services and leveraging existing voice and messaging services to become an integral part of subscribers’ digital lifestyles.
Comverse IP Enterprise Communications Solutions
Our IP-based enterprise communications solutions provide CSP-hosted, IP-based enterprise services that enable CSPs to deliver Voice over IP (or VoIP) telephony, fixed-mobile converged voice, video and messaging services, IP

Centrex enterprise communications services, and IP IMS-based services. These products allow CSPs and enterprises to benefit from feature-rich, lower cost IP-based services.
Managed and Professional Services
We have a strong commitment to provide high-quality managed and support services to our customers because of the critical functionalities performed by our solutions, and customers' need for high system performance and availability and minimum system interruptions.
Our Comverse Services organization provides customers with services including system care, expert services, and managed services, delivering CSP business outcomes across the entire Comverse portfolio.
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
Managed Services
As part of the implementation of our business strategy and our commitment to our customers, we provide CSPs with a suite of managed services that cover our BSS, Digital Services and Policy solutions. Comverse Managed Services are designed to help CSPs efficiently run their business processes centered around Comverse platforms, mitigate business transformation risks, enhance the customer experience and accelerate time to market.
Our Managed Services portfolio includes:

•
Managed Operation: Manage and operate customers' Comverse solutions, including the adjacent ecosystem to allow customers to leverage our expertise to maximize the operational performance and utilization of their Comverse systems and the related business processes;

•
Managed Transformation: In this solution customers engage us to provide them with Managed Operation for their legacy platforms and processes while Comverse transforms and migrates them to and operates the new Comverse solutions that replace the customer’s legacy platform;

•
Software as a Service (or SaaS) Solutions: Offer our applications in a hosted “all-in” business model, which helps customers to optimize their capital expenditure spend and to focus on their business objectives, while we handle all aspects of the solution offered in a SaaS model; and

•	Expert Services: Short-term and long-term engagements of experts, often at clients' sites, in the form of task based services or expert augmentation.
Professional Services

Our professional services experts expand the scope of managed services to develop and deliver custom applications that help CSPs meet challenges set by competition, customers and users, regulators, internal stakeholders and evolving technology.
Training Services
We provide training services primarily in our facilities and on site at customers' facilities.
Markets
Our products help our CSP customers generate and monetize billable traffic, usage, subscription and other service-related fees. Our products are designed to:

•	generate CSP network traffic and revenue;

•	improve CSP ARPU;

•	strengthen end user satisfaction and loyalty by promoting retention and minimizing customer churn;

•	monetize services through timely and accurate rating, charging, mediation and billing; and

•	improve operational efficiency to reduce CSP network operating costs.
We market our product and service portfolio primarily to CSPs, such as wireless and wireline network CSPs, cable CSPs, content communication service providers and e-commerce providers. Our product and service portfolio generates fees for CSPs on a subscription, pay-per-usage or advertising-supported basis.
Our entire portfolio of software, systems and related services has been designed and packaged to meet the capacity, reliability, availability, scalability and maintainability of large telecommunications network CSPs. Our products support flexible deployment models, including on-premises, hosted and cloud solutions, SaaS business models or managed services, and can run on circuit-switched, IP, IMS, and converged network environments. The systems are offered in a variety of sizes and configurations, and are available with redundancy of critical components, so that no single failure will interrupt the service.
Traditionally, CSPs derived their revenue almost exclusively through voice calling. Voice telephony services, however, have become increasingly commoditized, and this trend has led service providers to seek new sources of revenue and service differentiation, by offering messaging, data, content and other enhanced digital services and by improving the overall end user experience, through superior relationship management and service.
Sales and Marketing
We market our products throughout the world, primarily through our own direct sales force, and also in cooperation with a number of partners in specified markets. These partners include systems integrators, telecommunications infrastructure suppliers and independent sales representatives.
Our sales force is deployed globally. Account management teams are supported by solution experts who collaborate to specify solutions to fit the needs of our current and prospective customers.
We also provide customers with marketing consultation, seminars and materials designed to assist them in marketing enhanced communication services, and further undertake an ongoing role supporting their business and market planning processes. These services are designed to promote the successful launch, execution, and end user adoption of Comverse-enabled applications to stimulate ongoing service provider customer capacity expansion orders.
Customers
We market our products primarily to CSPs, such as wireless and wireline, cable and content communication service providers. Our customer base includes more than 450 CSPs in more than 125 countries, including a majority of the 100 largest wireless network CSPs in the world.
For the fiscal years ended January 31, 2014 and 2013, Cellco Partnership (d/b/a as Verizon Wireless) accounted for approximately 18% and 14%, respectively, of our consolidated and combined revenue. No other customer, including system integrators and value-added resellers, individually accounted for more than 10% of our combined revenue for any of the fiscal years ended January 31, 2014, 2013 or 2012.
For the fiscal year ended January 31, 2012, a single customer accounted for approximately 13% of BSS's revenue. No other customer individually accounted for more than 10% of BSS's revenue for any of the fiscal years ended January 31, 2014, 2013 or 2012.
For the fiscal year ended January 31, 2014, two customers individually accounted for approximately 34% and 10%, respectively, of Digital Services' revenue. For the fiscal year ended January 31, 2013, two customers individually accounted for approximately 24% and 15%, respectively, of Digital Services' revenue. No other customer individually accounted for more than 10% of Digital Services' revenue for any of the fiscal years ended January 31, 2014, 2013 or 2012.
Competition
The market for our converged, prepaid and postpaid BSS, Policy, and Digital Services solutions is highly competitive, and includes numerous products offering a broad range of features and capacities. Our primary competitors are network providers, suppliers of turnkey systems and software, and indirect competitors that supply certain components to systems integrators. Competitors of our BSS and Policy solutions include Amdocs, CSG Systems, Ericsson, HP, Huawei, NEC, Oracle, Redknee and ZTE. Competitors of our Digital Services solutions include Acision, Alcatel-Lucent, Ericsson, HP, Huawei, Mavenir, Movius, NEC, Nokia Siemens Networks, Openwave, Oracle, Tecnotree, Unisys and ZTE. Some of our competitors are significantly larger and at times may be able to bundle BSS transformations and Digital services solutions with an overall network deployment project and as a result may put pressure on prices. Certain Asian competitors have cost structures and financing alternatives that allow them in certain locations to also put pressure on prices. In addition, our competitors that manufacture other network telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing, or have previously purchased, other compatible network equipment from such manufacturers. Furthermore, many of our competitors specialize in a subset of our portfolio of products.
Participants in the BSS market have traditionally provided postpaid only (IT-based) BSS solutions, or on-premises-based prepaid/real-time systems. In recent years, the BSS market has changed to require market participants to offer converged BSS solutions to address the evolving needs of CSPs. In addition, due to the increased use of data in connection with the deployment of smartphones and other devices, such as tablets, BSS solutions are now focused on data monetization. Generally, our competitors offer multi-system solutions for convergence while we offer a unified BSS solution to address both prepaid and postpaid, as well as combined (converged) accounts. We believe that our unified BSS solution, which is designed to lower total cost of ownership and facilitate faster time to launch new services, plans and campaigns, is superior to the multi-system solutions offered by our competitors. In addition, we offer a subscriber-based approach to data monetization by linking Comverse ONE with our Policy solutions. However, CSPs may not acknowledge the benefits of this combined solution and elect to purchase alternative solutions offered by our competitors. In addition, competitors may develop internally or acquire BSS and Policy solutions that could allow them to offer unified solutions, which may result in a decline in our competitive position and market share.
In the Digital Services market, wireless subscriber preferences have changed in recent years as consumers transitioned from traditional VAS services to alternative IP-based applications with the deployment of smartphones and other devices, such as tablets. This transition has resulted in intensified competition due to the change in our business mix from circuit-switched to IP-based product lines that may provide alternatives to our products and services. We believe our leading market position in circuit-switched VAS (including voice and messaging), our substantial installed base and our strong expertise in IP communications give us a competitive advantage in providing solutions for the evolution of our customer base to 4G IP networks.
We believe that competition in the sale of our products is based on a number of factors, the most important of which are: the ability to effectively address changing market needs, product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of telecom networks, IP networks and Operation and Support Systems. We believe that the range of capabilities provided by, and the ease of use of, our systems compare favorably with other products currently marketed. We anticipate that competition will increase, and that a number of our direct and indirect competitors will continue to introduce new or improved systems during the next several years.
Manufacturing and Sources of Supplies
Our manufacturing operations consist primarily of installing software on externally purchased hardware components and final assembly and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies and systems. We primarily use third parties to perform modules and subsystem assembly, component testing and sheet metal fabrication. These manufacturing operations are performed in Israel.
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

We maintain global management systems assuring compliance with the ISO 9001, 14001, 27001 and OHSAS 18001 standards for our research and development, manufacturing and service domains, as well as for our worldwide offices as applicable.  Additionally, we have achieved eTOM certification for our BSS solutions which are marketed and implemented globally.
Backlog
As of January 31, 2014 and 2013, we had a backlog of approximately $645 million and $811 million, respectively. Approximately 57% of our backlog as of January 31, 2014 is not expected to be filled in the fiscal year ending January 31, 2015. We define “backlog” as projected revenue from signed orders not yet recognized, excluding revenue from maintenance agreements. Orders constituting backlog may be reduced, cancelled or deferred by customers. Approximately $7.4 million of the decline in backlog is attributable to a reduction in scope of existing orders primarily due to project reductions, cancellations and penalties.
Significant Transactions
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
A portion of our research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is, and will continue to be, affected by the continued availability of financial incentives under such programs. Our research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (or the OCS), under which reimbursement of a portion of our research and development expenditures is made subject to final approval of project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacturing of OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay significantly increased royalties or a redemption fee calculated according to the applicable regulations. The difficulties in obtaining the approval of the OCS for the transfer of technology, know-how, manufacturing activities and/or manufacturing rights out of Israel could impair the ability of some of our subsidiaries to outsource manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products. There were no new programs initiated with the OCS during the fiscal year ended January 31, 2014.
Our gross research and development expenses for the fiscal years ended January 31, 2014, 2013 and 2012 were $67.6 million, $77.0 million and $94.3 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2014, 2013 and 2012 were $0.1 million, $0.5 million and $0.1 million, respectively.
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
Substantial litigation regarding intellectual property rights exists in technology related industries, and our products are increasingly at risk of third party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. In the event of an infringement claim, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing those products. We have been involved in patent litigations. In the fiscal years ended January 31, 2014, 2013 and 2012, in connection with claims asserted, we entered into several settlements.
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
Segment Information
For a presentation of revenue from external customers, income (loss) from operations and certain other financial information for the fiscal years ended January 31, 2014, 2013 and 2012, see note 20 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Domestic and International Sales and Long-Lived Assets
For a presentation of domestic and international sales for the fiscal years ended January 31, 2014, 2013 and 2012 and long-lived assets as of January 31, 2014, 2013, see note 20 to the consolidated and combined financial statements included in Item 15 of this Annual Report. Our international operations are subject to certain risks. For a description of risks attendant to our foreign operations, see Item 1A, “Risk Factors-Risks Related to International Operations.”
Export Regulations
We are subject to export control regulations in countries from which we export goods and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. Where controls apply, the export of our products generally requires an export license or authorization (either on a per-product or per-transaction basis) or that the transaction qualifies for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.
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
Employees
As of January 31, 2014, we employed approximately 2,500 individuals. Approximately 36%, 23% and 41% of our employees are located in Israel, the United States and other regions, including Europe and Asia Pacific (or APAC), respectively.
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
Risk Relating to Our Business
We experienced a decline in product bookings during the fiscal year ended January 31, 2014 compared to the prior fiscal year. If product bookings do not increase, our revenue and profitability will likely be materially adversely affected and we may be required to implement certain measures to preserve or enhance our operating results and cash position.
We experienced a decline in product bookings in the fiscal year ended January 31, 2014, which continued an adverse business trend that began in 2008. Product bookings may continue to decrease in future periods. If product bookings do not increase, our revenue and profitability will likely be materially adversely affected and we may be required to implement further cost reduction measures and other initiatives to preserve and enhance our operating results and cash position. Any such measures may limit or hinder our ability to execute our strategy and achieve our objectives thereby adversely affecting our business. In addition, declines in customer activity may result in reduced revenue in future periods and may require us to record non-cash expenses relating to the impairment of goodwill and intangible assets, which may materially adversely affect our results of operations.
Our success depends on our ability to anticipate customer demand for new products and solutions and to generate revenue from new products and technologies that exceed any declines in revenue we may experience from the sale of traditional products and solutions. Our advanced offerings may not be widely adopted by our existing and potential customers and increases in sales of our advanced offerings, if any, may not exceed or fully offset potential declines in sales of traditional solutions.
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
In response to a rapidly evolving Digital Services market, Digital Services is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP messaging, a Service Enablement Middleware, Rich Communication Solutions (RCS), and Software as a Service (SaaS) cloud-based solutions, in addition to Digital Services' traditional solutions, such as voicemail, SMS and MMS. While we believe demand for advanced offerings may grow due to the increasing deployment of smartphones by wireless communication service providers, the implementation of a new services model poses challenges with respect to pricing and customer demand for and acceptance of new offerings.
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
Historically, we have derived a significant portion of our revenue from a limited number of customers. For the fiscal years ended January 31, 2014, 2013 and 2012, sales to two customers accounted for approximately 24%, 23% and 9% of our revenue, respectively. We intend to establish long-term relationships with existing customers and continue to expand our customer base. While we diligently seek to become less dependent on any single customer, it is likely that one or more customers will continue to contribute a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, would result in an adverse effect on our revenue and profitability.

Product bookings are difficult to predict as a result of a high percentage of product bookings typically generated late in the fiscal quarter and in the fiscal year, lengthy and variable sales cycles, and a focus on large customers and projects.
A high percentage of our product bookings has typically been generated late in fiscal quarters. In addition, based on historical industry spending patterns of communication service providers, we typically forecast our highest customer product booking level in our fourth fiscal quarter. This trend makes it difficult for us to forecast our annual product bookings and to implement effective measures to cover any shortfalls of prior fiscal quarters if product bookings for the fourth fiscal quarter fail to meet our expectations.
Furthermore, we continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for BSS and Digital Services installations typically involve a lengthy, complex and highly competitive bidding and selection process, and our ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or postponement of significant orders may cause us to miss our projections, which may not be discernible until the end of a financial reporting period.
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
We have many significant customers and frequently receive multi-million dollar orders. The deferral or loss of one or more significant orders or customers, could materially and adversely affect our results of operations in future fiscal periods.
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
As a global company with a presence in many countries throughout the world, our sales and profitability are impacted by general economic conditions, both in the United States and internationally. In recent years, the global economy experienced a weakness that has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and more limited availability of credit and access to capital. In addition, during the fiscal year ended January 31, 2012, the U.S. credit rating was downgraded and during the fiscal year ended January 31, 2014, certain European countries continued to experience an economic slow-down and certain APAC countries also experienced an economic slow-down. Financial instability in any Eurozone country could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. Also, continuing uncertainty regarding the stability of the Eurozone could lead to significant long-term economic weakness and reduced economic growth in Europe, which could lead to a sustained strengthening of the U.S. dollar against the euro, adversely affecting the profitability of our European operations.
We derive a substantial portion of our revenue from CSPs. During the weakness in the global economy, many of our customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of our customers have implemented cost-cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for our products, services and solutions, longer customer purchasing decisions and pricing pressures that adversely affected our revenue and profitability. More specifically, such adverse market conditions have had and could continue to have a negative impact on our business by reducing the number of contracts we are able to sign with new customers and the size of initial spending commitments, as well as decreasing the level of discretionary spending under contracts with existing customers. In addition, a slowdown in buying decisions of CSPs may affect our business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for extended payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share. In response to these events we, similar to other companies, engaged in significant cost savings measures.
During the fiscal year ended January 31, 2014 the global economy experienced a modest recovery but was still subject to significant volatility and uncertainty. If the global economy continues to experience volatility and uncertainty or market conditions worsen, our existing and potential customers will likely reduce their spending, which, in turn, would reduce the demand for our products and services, and materially affect our business, including our revenue, profitability and cash flows. In addition, we would likely be required to again undertake significant cost-saving measures, which measures may negatively impact our ability to implement our strategies and obtain our objectives, particularly if we are not able to invest in our businesses as a result of a protracted economic downturn.
Conditions in the telecommunications industry have harmed and may continue to harm our business, including our revenue, profitability and cash flows.
We have experienced certain adverse conditions in the telecommunications industry, including the emergence of new, lower-cost competitors from emerging markets, continued pressure on both capital expenditure and operating budgets at CSPs due to reduced ARPU, the proliferation of alternative messaging applications and new over-the-top competitors to CSPs, the maturation of wireless services, the commoditization of some voice and SMS text message services, the increased dependence for growth on emerging markets with a lower average revenue per user and changes in the regulatory environment at times. These conditions have had, and could continue to have, a material adverse effect on our business, including our revenue, profitability and cash flows.
Restructuring initiatives to align operating costs and expenses with anticipated revenue could have an adverse impact on our product development, project deployment and the timely execution of our business strategy.
In recent years we have implemented certain initiatives to improve our cash position. In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives which we believe will enhance efficiency and result in significant reductions in costs and operating expenses, including realigning our cost structure to our current size and business environment by primarily reducing our selling, general and administrative expenses. We intend to continue to implement restructuring initiatives during the fiscal year ending January 31, 2015. While restructuring our operations is designed to improve operational efficiency and business performance, there is a risk that such restructuring could have an adverse impact on our product development, project deployment and the timely execution of our business strategy. In addition, there is no assurance that these initiatives will reduce costs and the costs to implement them may offset any savings for a period of time.
Our success depends on our ability to enhance our existing products and develop and market new products in response to rapidly changing technology in our industries.
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
Changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or a product line may require us to record accrued liabilities for restructuring expenses. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.
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
We may incur significant fees, penalties and costs in respect of undetected defects, errors or operational problems in our complex products.
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
We depend on a significant number of third-party subcontractors for certain company functions. If we do not properly manage or supervise our subcontractors we may experience delays and quality issues and ultimately cost overruns and losses on projects.
We use third-party subcontractors primarily for certain delivery, research and development and general and administrative functions, primarily in India, Israel, China and the United States and as of January 31, 2014, we used approximately 1,000 independent subcontractors for such functions. We use subcontractors to help provide flexibility to our cost structure as well as provide expertise in certain areas where the hiring of some skills in certain geographies may be difficult to obtain. While we utilize a number of companies to supply subcontractors we do rely on a few for a large number of subcontractors. To the extent that we do not properly manage or supervise our subcontractors or where we cannot find an adequate number of qualified subcontractors we may experience delays and quality issues and ultimately cost overruns and losses on projects.

Increased competition could force us to lower our prices or take other actions to differentiate our products and changes in the competitive environment in the telecommunications industry worldwide could seriously affect our business.
Our competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of our competitors have, relative to us greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. We also experience competition from significantly larger network providers who at times may be able to bundle BSS transformations and Digital services solutions with an overall network deployment project and as a result may put pressure on prices. Certain Asian competitors have cost structures and financing alternatives that allow them in certain locations to also put pressure on prices. In addition, our competitors that manufacture other network telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing, or have previously purchased, other compatible network equipment from such manufacturers. Furthermore, due to competition and market trends we expect to provide some of our solutions as SaaS, which is expected to create further pricing pressures. In addition, some of our customers may in the future decide to develop their own solutions internally instead of purchasing them from us. Increased competition could force us to lower our prices or take other actions to differentiate our products.
In addition, the telecommunications industry in which we operate continues to undergo significant changes as a result of deregulation and privatization worldwide, reduced restrictions on competition in the industry and rapid and evolving technologies. The worldwide enhanced services industry is already highly competitive and we expect competition to intensify. In addition, as we enter new markets as a result of our own research and development efforts, acquisitions or changes in subscriber preferences, we are likely to encounter new competitors. Moreover, we face indirect competition from changing and evolving technology, which provides alternatives to our products and services. For example, the introduction of open access to web-based applications from wireless devices allows end users to utilize web-based services, such as Facebook, Facetime, Google, Whatsapp, Line or Skype, to access, among other things, IP communications free of charge rather than use similar services provided by CSPs. This may reduce demand and the price of our products and services.
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
Beginning in May 2014, we must comply with rules adopted by the SEC pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that require disclosure of the use of conflict minerals that are mined from the Democratic Republic of Congo and adjoining countries. We have incurred and expect to continue to incur costs associated with complying with these disclosure requirements, including for conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, these rules could adversely affect the sourcing, supply and pricing of materials used in our products, particularly if the number of suppliers offering the minerals identified as conflict minerals sourced from locations other than the Democratic Republic of Congo and adjoining countries is limited.
To date, the cost of compliance with such laws and regulations has not had a material impact on our expenditures, earnings or competitive position or that of our subsidiaries. Furthermore, we cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could require substantial expenditures by us and could have a material impact on our business, financial condition and results of operations.
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

•	the potential inheritance of the acquired companies' past financial statements with their associated risks; and

•	the potential need to write-down impaired goodwill associated with any such transaction in subsequent periods, resulting in expenses to operations.
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
Environmental and other disasters, such as flooding, earthquakes, volcanic eruptions or nuclear or other disasters, or a combination thereof, may negatively impact our business. Environmental and other disasters may cause disruption to our operations in the regions impacted by such disasters and impede our ability to sell our solutions and services. In addition, customers located in countries or regions impacted by environmental and other disasters, may decide to suspend or discontinue projects. The occurrence of any environmental and/or other material disasters may have an adverse impact on our business in the future.
Risks Relating to International Operations
Geopolitical, economic and military conditions in countries in which we operate may adversely affect us.
Geopolitical, economic and military conditions could directly affect our operations. Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities, military actions or political unrest in countries in which we operate and the nationalization of privately-owned telecommunications companies, may cause disruptions to our business. To the extent that geopolitical and military conditions result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, including revenue, profitability and cash flows, would likely be materially adversely affected. In addition, if these events result in restrictions on travel or unsafe travel conditions, our ability to service our existing clients and secure new business from potential new clients would likely be adversely affected.
Sanctions by the U.S. government against certain companies and individuals in Russia and Ukraine may hinder our ability to conduct business with potential or existing customers and vendors in these countries.
We currently derive a portion (less than 10% in fiscal 2013) of our revenue from Russia and Ukraine and conduct operations in both countries.  Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia and Ukraine, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them.  If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, could be materially adversely affected.  In addition, we are currently evaluating the impact of the executive orders on our relationships with vendors.  If we are unable to conduct business with certain vendors, our operations in Russia and the Ukraine could be materially adversely affected.
We derive a significant portion of our total revenue from customers outside the United States and have significant international operations, which subject us to risks inherent with foreign operations.
For the fiscal years ended January 31, 2014, 2013 and 2012, we derived approximately 73%, 78%, and 88% respectively, of our total revenue from customers outside of the United States. We maintain significant operations in Israel, France, the United Kingdom, Bulgaria, India and elsewhere throughout the world. Approximately 77% of our employees and approximately 73% of our facilities were located outside the United States as of January 31, 2014. Conducting business internationally exposes us to particular risks inherent in doing business in international markets, including, but not limited to:

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

We have implemented safeguards designed to eliminate improper practices by our employees, consultants, external sales agents and resellers. However, these safeguards and any future improvements may prove to be less than effective, and our employees, consultants, external sales agents or distributors may engage in the future in conduct for which we might be held responsible. Violations of the FCPA and other laws of the United States and other countries may result in significant civil and/or criminal penalties and other sanctions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, violations of these laws, including the FCPA and the U.K. Bribery Act, may harm our reputation and deter governmental agencies and other existing or potential customers from buying our products and engaging our services.
Currency exchange rates, fluctuations of currency exchange rates and limitations imposed by certain countries on the outflow of their currencies could have a material adverse effect on our results of operations.
Although partially mitigated by our hedging activities, we are impacted by currency exchange rates and fluctuations thereof in a number of ways, including the fact that:

•
A significant portion of our expenses, principally salaries and related personnel expenses, are incurred in new Israeli shekels (or NIS), whereas the currency we use to report our financial results is the U.S. dollar and most of our revenue is generated in U.S. dollars. A significant strengthening of the NIS against the U.S. dollar can considerably increase the U.S. dollar value of our expenses in Israel, Should the NIS further strengthen in comparison to the U.S. dollar our results of operations will be adversely affected;

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
In the past 18 months there has been a significant strengthening of the NIS against the U.S. dollar. We have entered into hedging transaction to limit a portion of the impact of these foreign currency exchange rate fluctuations. However, our results of operations have been adversely affected during this prolonged period of the NIS strengthening against the U.S. dollar.
In addition, certain countries in which we operate, including Venezuela and Ukraine, limit the outflow of their currencies to purchase products from foreign companies thus limiting the ability of existing or potential customers to purchase our products. As a result, these practices may have a material adverse effect on our business, financial condition and results of operations, including revenue, profitability and cash flows.
Risks Relating to Operations in Israel
Conditions in Israel and the Middle East may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products.
We have significant operations in Israel, including research and development, manufacturing, sales, and support. Approximately 36% of our employees and approximately 41% of our facilities were located in Israel as of January 31, 2014. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past did, and in the future may, lead to security and economic problems for Israel. Israel has faced, and continues to face, difficult relations with the Palestinians and the risk of terrorist violence from both Palestinians and Hezbollah. In addition, tensions between Israel and Iran have intensified over Iran's continued pursuit of nuclear capabilities. Furthermore, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, continue to experience political unrest and instability marked by civil demonstrations, military actions and violence, which in some cases resulted in the replacement of governments and regimes. Recent allegations of the use of chemical weapons by the Syrian regime and the threat of a military attack led by the United States on Syria could exacerbate regional instability and adversely affect Israel.  Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect our business or operations. In addition, many of our employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our operations. Hostilities involving Israel that also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.
Certain research and development grants and tax benefits we receive in Israel may be reduced or eliminated in the future, and grants received may limit our ability to transfer know-how and manufacturing outside Israel.
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
Investment programs in manufacturing equipment and leasehold improvements at certain of our facilities in Israel have been granted approved enterprise status and we are therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to us. These tax benefits may not continue in the future at their current levels or at all. If these tax benefits are reduced or eliminated, the amount of tax that we pay in Israel may increase. In addition, if we fail to comply with any of the conditions and requirements of the investment programs, the tax benefits we have received may be rescinded and we may be required to disgorge the amount of the tax benefit received, together with interest and penalties.
In addition, the OCS grants limit, to a certain extent, our ability to transfer certain technology, know-how and manufacturing of products outside Israel if such technology, know-how or products were developed using these grants. These limitations may impair our ability to outsource manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products.
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
As a new reporting company under the Securities and Exchange Act of 1934 (or the Exchange Act), we are subject to certain provisions of the Sarbanes-Oxley Act of 2002, which may result in higher compliance costs and may adversely affect our financial results. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures, financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires companies subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of their internal control over financial reporting. We are required to provide our Section 404 evaluation beginning with this annual report on Form 10-K for the fiscal year ended January 31, 2014. The failure to comply with Section 404 may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our common stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition, the trading price of our common stock and our ability to access capital markets, if necessary), prevent us from otherwise complying with the standards applicable to us as an independent, publicly-traded company and subject us to adverse regulatory consequences.
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
Under the Distribution Agreement we and CTI entered into in connection with the Share Distribution, we agreed to indemnify CTI and its affiliates and following the completion of the Verint Merger are required to indemnify Verint against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain obligations are uncapped. Specifically, the capped indemnification obligations include indemnifying Verint against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that were known by CTI but were not included on the net worth statement delivered at the closing of the Verint Merger. Our uncapped indemnification obligations include indemnifying Verint against liabilities relating to our business; claims by any shareholder or creditor of CTI related to the Share

Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of ours (including but not limited to the Israeli Optionholder suits discussed in note 24 to the consolidated and combined financial statements included in Item 15 of this Annual Report; any failure by us to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of our company; claims related to the Starhome Disposition; certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us. To the extent that we are required to make payments to satisfy these indemnification obligations, such payments could be significant and could have a material adverse effect on our financial condition, liquidity and results of operations.
Future changes in stock ownership could limit our use of net operating loss carryforwards.
As of January 31, 2014, we had net operating loss carryforwards of approximately $459.8 million available to offset future federal taxable income. Similarly, we had net operating loss carryforwards to offset state taxable income in varying amounts. As a result of changes in stock ownership that may take place in the future, there may be limitations on our ability to use net operating loss carryforwards. Limitations on our ability to use net operating loss carryforwards to offset future taxable income could reduce the benefit of our net operating loss carryforwards by requiring us, as applicable, to pay federal and state income taxes earlier than otherwise would be required, and causing part of our net operating loss carryforwards to expire without having been fully utilized. These various limitations resulting from an ownership change could have a material adverse effect on our cash flow and results of operations. We cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of other limitations that may be caused by future changes in stock ownership, which will depend on various factors.
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
Risks Relating to Our Common Stock
Our stock price may fluctuate significantly in the future, which may make it difficult for stockholders to resell shares of common stock at times or prices that they find attractive.
The price of our common stock on Nasdaq constantly changes, and has increased since the Share Distribution. We expect that the market price of our common stock will continue to fluctuate, depending upon many factors, some of which may be beyond our control, including:

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
All of our outstanding shares may be sold immediately in the public market. The sales of significant amounts of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.
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
We lease office space and manufacturing and storage facilities for our operations worldwide. We also have leases for our various sales offices worldwide. The following table presents, as of January 31, 2014, the country location and size (expressed in square feet) of the facilities leased by us:

Total
Israel	272,962
United States	181,377
United Kingdom	37,599
France	27,954
Bulgaria	26,479
India	23,336
Italy	11,108
Australia	10,471
Japan	9,964
Singapore	9,623
Russia	7,867
Canada(1)	7,169
Brazil	5,971
Germany	5,883
Other(2)	33,285
Total	671,048
(1) Our Canadian facilities are used by Digital Services and All Other.
(2) All of our other facilities are used by BSS, Digital Services and All Other.
For the fiscal year ended January 31, 2014, the aggregate base annual rent for the facilities under lease, net of sub-lease income, was approximately $17.4 million, and such leases may be subject to various pass-throughs and escalation adjustments. For more detailed information about our leases, see note 23 to the consolidated financial statements included in Item 15 of this Annual Report.

In May 2012, we entered into an agreement for the lease of a facility in Ra'anana, Israel that is intended to replace our existing office space in Tel Aviv, Israel. The lease includes an option to waive up to 30% of the building subject to a penalty. During the fiscal year ended January 31, 2014, we exercised this option and returned 27% of the building. The term of the lease is for ten years, expected to commence in October 2014. In addition, we have the right to extend the term of the lease by up to five years. The annual base rent under the agreement, after partial return of office space, for approximately 218,912 square feet is $4.5 million. We expect that this facility will be used by BSS and Digital Services and the other operations included in All Other.
In connection with the 2012 restructuring initiative, certain office space, including offices in New York, New York and a partial return of office space in Ra'anana, Israel, have been vacated or consolidated upon expiration of leases. We will continue to evaluate our existing lease commitments and reduce or expand space as warranted.

ITEM 3.	LEGAL PROCEEDINGS
Israeli Optionholder Class Action
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
An additional case has been filed by an individual plaintiff similarly seeking to recover damages up to an aggregate of $3.3 million allegedly incurred as a result of the inability to exercise certain stock options. The case generally alleges the same causes of actions alleged in the potential class action discussed above.
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
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASEES OF EQUITY SECURITIES
Listing on the NASDAQ Global Market
The following table sets forth the high and low intra-day sales prices of our common stock, as reported by NASDAQ for the period of October 24, 2012 (our first day of public market trading) through January 31, 2014:

Fiscal Year	Fiscal Quarter	Low	High
2013	11/1/2013 –1/31/2014	$30.58	$40.30
	8/1/2013 –10/31/2013	$29.41	$32.34
	5/1/2013 –7/31/2013	$26.56	$32.37
	2/1/2013 –4/30/2013	$25.08	$29.50
2012	11/1/2012 –1/31/2013	$26.25	$31.50
	10/24/2012 –10/31/2012	$28.00	$30.65
As of April 2, 2014, the last practicable date, the last reported sale price of our common stock was $35.79 per share and there were approximately 3,575 holders of record of our common stock. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners.
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
Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
In the fourth quarter of the fiscal year ended January 31, 2014, we purchased an aggregate of 4,428 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by us are deposited in Comverse's treasury. These purchases were not made pursuant to a specific repurchase plan or program. The following table provides information regarding our purchases of our common stock in respect of each month during the fourth quarter of the fiscal year ended January 31, 2014 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
November 1, 2013 – November 30, 2013	—	$—	—	—
December 1, 2013 – December 31, 2013	4,428	$38.57	—	—
January 1, 2014 – January 31, 2014	—	$—	—	—
Total	4,428	$38.57	—	—
Common Stock Repurchase

Our Board of Directors has adopted a program to repurchase from time to time at management’s discretion up to $30 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases will be made under the program using our own cash resources.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated and combined financial data as of and for the fiscal years ended January 31, 2014, 2013, 2012, 2011 and 2010. The selected consolidated and combined financial data as of January 31, 2014 and 2013 and for the fiscal years ended January 31, 2014, 2013 and 2012 were derived from the consolidated and combined financial statements included in Item 15 of this Annual Report. The selected combined financial data as of January 31, 2012 and 2011 and for the fiscal years ended January 31, 2011 and 2010 were derived from audited combined financial statements that are not included in this Annual Report. The selected combined financial data as of January 31, 2010 was derived from our unaudited combined financial statements which are not included in this Annual Report.
Our historical financial statements combine, on the basis of common control, the results of operations and financial position of Comverse, Inc. and its subsidiaries with Starhome and Exalink Ltd. CTI's interest in Starhome (66.5% of the outstanding share capital) and a former CTI wholly-owned subsidiary, Exalink Ltd. were contributed to us on September 19, 2012 and October 31, 2012, respectively. As a result of the Starhome Disposition on October 19, 2012, the results of operations of Starhome, including the gain on sale of Starhome, are included in discontinued operations, less applicable income taxes, as a separate component of net loss in our combined statements of operations for all periods presented and the assets and liabilities of Starhome are included as separate components in our combined balance sheets as of January 31, 2012, 2011 and 2010. See note 1 to the consolidated and combined financial statements included in Item 15 of this Annual Report. Our financial information reflects historical results and may not be indicative of our future performance.
The comparability of the selected consolidated and combined financial data as of and for the fiscal years ended January 31, 2014, 2013, 2012, 2011 and 2010 has been materially affected primarily by significant compliance-related professional fees and compliance-related compensation and other expenses recorded for the fiscal years ended January 2012, 2011and 2010 in connection with remediation of material weaknesses, evaluations of our revenue recognition practices and the preparation of our financial information as part of CTI's efforts to become current in periodic reporting obligations under the federal securities laws, the impairment of goodwill in the fiscal years ended January 31, 2013 and our adoption of accounting guidance relating to revenue recognition effective for fiscal periods commencing February 1, 2011. The selected consolidated and combined financial data presented should be read together with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and the related notes included in Item 15 of this Annual Report.

	Fiscal Years Ended January 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue (1)	$652,501	$677,763	$771,157	$862,836	$794,787
Income (loss) from operations(2)(3)(4)	37,699	(2,192)	11,442	(59,776)	(214,216)
Net income (loss) from continuing operations (5)	18,686	(20,294)	(20,648)	(92,741)	(221,970)
Income from discontinued operations, net of tax	—	26,542	7,761	2,826	3,049
Net Income (loss)	18,686	6,248	(12,887)	(89,915)	(218,921)
Less: Net income attributable to noncontrolling interest	—	(1,167)	(2,574)	(1,030)	(1,071)
Net income (loss) attributable to Comverse, Inc.	18,686	5,081	(15,461)	(90,945)	(219,992)
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:(6)
Basic earnings (loss) per share
Continuing operations	$0.84	$(0.93)	$(0.94)	$(4.23)	$(10.12)
Discontinued operations	—	1.16	0.23	0.08	0.09
Basic earnings (loss) per share	$0.84	$0.23	$(0.71)	$(4.15)	$(10.03)
Diluted earnings (loss) per share
Continuing operations	$0.83	$(0.93)	$(0.94)	$(4.23)	$(10.12)
Discontinued operations	—	1.16	0.23	0.08	0.09
Diluted earnings (loss) per share	$0.83	$0.23	$(0.71)	$(4.15)	$(10.03)

	As of January 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Total assets(7)(8)	$748,837	$857,790	$902,947	$1,048,446	$1,313,717
Indebtedness, including current maturities (9)	—	—	8,536	13,019	—

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

(2)
For the fiscal years ended January 31, 2014, 2013, 2012, 2011 and 2010, we recorded compliance-related professional fees of $2.1 million, $0.2 million, $10.9 million, $82.1 million and $113.3 million, respectively.

(3)
For the fiscal years ended January 31, 2014, 2013, 2012, 2011 and 2010, we recorded compliance-related compensation and other expenses of $0.2 million, $2.1 million, $6.7 million, $4.5 million, and $10.7 million, respectively.

(4)	Includes a $10.9 million VAT refund received in the fiscal year ended January 31, 2014.

(5)	Includes uncertain tax position net reversals of $16.5 million in the fiscal year ended January 31, 2014.

(6)
The computation of basic and diluted earnings (loss) per share for fiscal years ended January 31, 2012, 2011 and 2010 is calculated using the number of shares of our common stock outstanding on October 31, 2012, the completion date of the Share Distribution.

(7)	Excludes the balance sheet of Starhome as of January 31, 2014 and 2013 which was sold on October 19, 2012.

(8)	We have not declared any dividends during the fiscal years presented.

(9)
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
EXECUTIVE SUMMARY
Overview
We are a leading provider of telecom business enablement solutions for communication service providers (or CSPs) through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. We provide converged, prepaid and postpaid billing and active customer management systems (or BSS) for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control.

•
Policy Solutions. We provide CSPs with the ability to better manage their data networks and to better monetize their data network investment through our Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Digital Services. We enable voice and messaging services (including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and video messaging (or MMS)), and digital lifestyle services and Internet Protocol (or IP) based rich communication services (including group chat, file transfer, video share, social, presence and geo-location information).

•	Managed and Professional Services. We offer a portfolio of services related to our solutions following the completion of the delivery of the project to the customer (referred to as managed services).
Our reportable segments are:

•	BSS—comprised of the BSS operating segment; and

•	Digital Services—comprised of the Digital Services operating segment.
The results of operations of our global corporate functions that support our business units is included in the column captioned “All Other” as part of our business segment presentation. For additional information see note 20 to the consolidated and combined financial statements included in Item 15 of this Annual Report. Starhome’s results of operations are included in discontinued operations and therefore not presented in segment information.
Historically, Mobile Internet (or Comverse MI), which was renamed Policy and is responsible for our mobile Internet and policy products, and Netcentrex, an IP-based solution that provides carrier-hosted enterprise and consumer IP services, were included in All Other. Effective in the three months ended January 31, 2014 (fourth quarter of 2013), Comverse MI and Netcentrex have been combined with the Comverse BSS and Comverse VAS segments, respectively, to form our BSS and Digital Services segments. Accordingly, the results presented under segment reporting reflect the change in segment reporting for all periods presented to conform to the current period segment reporting structure. For more information, see note 1 to our consolidated and combined financial statements included in Item 15 of this Annual Report.
Significant Events
During the fiscal year ended January 31, 2014 and subsequent thereto, the following additional significant events occurred:
Merger of CTI and Verint. On August 12, 2012, CTI entered into an agreement and plan of merger (referred to as the Verint Merger Agreement) with Verint providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (referred to as the Verint Merger). The Verint Merger was completed on February 4, 2013.

Under the Share Distribution Agreements we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (referred to as Escrow Release Date), less any claims made on or prior to such date, will be released to us. The escrow funds cannot be used for claims related to the Israeli Optionholder suit. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of January 31, 2014, we continue to classify the restricted cash balance as "Long-term restricted cash" in the Consolidated Balance Sheets until it can be determined if any future claims would restrict the release of such escrow funds. We also assume all pre-Share Distribution tax obligations of each of us and CTI. For more information, see note 3 to our consolidated and combined financial statements included in Item 15 of this Annual Report.
Changes in Board Composition and Agreement with Becker Drapkin. On September 11, 2013, the Board appointed Neil Montefiore to serve as a director and as a member of the Board’s Audit Committee and Corporate Governance and Nominating Committee. There were no arrangements or understandings between Mr. Montefiore and any other persons pursuant to which he was selected as a director.
On March 12, 2014, we entered into an agreement (or the Agreement) with Matthew Drapkin, Becker Drapkin Management, L.P., and certain of their affiliates (or, collectively, the BD Group).
Under the terms of the Agreement, we agreed (a) on the date of the Agreement to (i) increase the size of the Board from seven to eight total directors; (ii) appoint Mr. Drapkin as a member of the Board; and (iii) appoint Mr. Drapkin as a member of the Compensation and Leadership Committee of the Board; (b) to nominate Mr. Drapkin for election or re-election to the Board at our 2014 and 2015 annual shareholders’ meetings, subject to the nonoccurrence of certain events described in the Agreement; and (c) for so long as Mr. Drapkin is a member of the Board, (i) that Mr. Drapkin shall be a member of the Compensation and Leadership Committee and (ii) to consider Mr. Drapkin, in good faith based on Mr. Drapkin’s relevant experience, for membership on any committee of the Board constituted to evaluate strategic opportunities or transactions.
If Mr. Drapkin is unable or unwilling to serve as a director, the BD Group and the Board (excluding Mr. Drapkin) shall agree on a replacement.
The Agreement also provides that the BD Group shall have certain obligations until the later of immediately following our 2016 shareholders’ meeting and 30 days after Mr. Drapkin ceases to be a member of the Board, or such earlier date, if any, on which the Company materially breaches certain provisions of the Agreement and such breach has not been cured within ten business days following written notice, provided the breach is curable (referred to as the Standstill Period).
During the Standstill Period, the BD Group has agreed to (a) cause all shares of our common stock beneficially owned by the BD Group to be present for quorum purposes at all shareholders’ meetings and to be voted in favor of all directors nominated by the Board for election and against the removal of any directors whose removal is not recommended by the Board, unless and until the Board does not recommend Mr. Drapkin for re-election at the our 2016 annual shareholders’ meeting; and (b) refrain from taking certain actions, including, subject to certain exceptions, to not (i) acquire beneficial ownership of more than 14.9% of our common stock; (ii) engage in activities to control or influence our governance or policies, including by submitting shareholder proposals, nominating candidates for election to the Board or opposing candidates nominated by the Board, attempting to call special meetings of our shareholders or soliciting proxies with respect to our voting securities; (iii) participate in any “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, with respect to our common stock; (iv) be involved with certain business combination or extraordinary transactions; (v) make certain unpermitted dispositions of the Company’s common stock; (vi) be involved with any litigation, arbitration or other proceeding against or involving us or our directors or officers while Mr. Drapkin is a director; or (vii) engage in any short sale or derivatives transaction that derives any significant part of its value from a decline in the market price or value of our securities. Mr. Drapkin has also agreed not to serve on the board of directors of a competitor of ours while serving as our director. Notwithstanding the above, if the Board does not recommend Mr. Drapkin for re-election at the 2016 annual shareholders’ meeting, the BD Group may nominate candidates for election to the Board and make public statements and solicit proxies in support of any such candidate’s nomination for election at the 2016 annual shareholders’ meeting.
In addition, the Agreement provides that Mr. Drapkin irrevocably tender his resignation as director effective as of the date that (a) the BD Group does not have beneficial ownership of (i) 5% or more of our outstanding common stock, disregarding issuances by us of equity securities and/or issuances primarily for cash consideration or the purpose of providing compensation to our executive officers, directors, employees or consultants, or (ii) after including such issuances, 3% or more of our outstanding common stock; or (b) the BD Group materially breaches certain provisions of the Agreement and such breach has not been cured within ten business days following written notice, provided such breach is curable.
Consolidated and Combined Financial Highlights
The following table presents certain financial highlights for the fiscal years ended January 31, 2014, 2013 and 2012, including Comverse performance and Comverse performance margin (reflecting Comverse performance as a percentage of revenue), non-GAAP financial measures, for our company on a consolidated and combined basis:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(Dollars in thousands)
Total revenue	$652,501	$677,763	771,157
Gross margin	38.3%	36.3%	39.2%
Income (loss) from operations	37,699	(2,192)	11,442
Operating margin	5.8%	(0.3)%	1.5%
Net income (loss) from continuing operations	18,686	(20,294)	(20,648)
Income from discontinued operations, net of tax	—	26,542	7,761
Net income (loss)	18,686	6,248	(12,887)
Less: Net income attributable to noncontrolling interest	—	(1,167)	(2,574)
Net income (loss) attributable to Comverse, Inc.	18,686	5,081	(15,461)
Net cash provided by (used in) operating activities - continuing operations	6,621	28,190	(13,361)
Non-GAAP Financial Measures	—
Comverse performance	$56,649	$35,415	$73,845
Comverse performance margin	8.7%	5.2%	9.6%
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

The following table provides a reconciliation of income (loss) from operations to Comverse performance for the fiscal years ended January 31, 2014, 2013, and 2012:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(Dollars in thousands)
Income (loss) from operations	$37,699	$(2,192)	$11,442
Expense Adjustments:
Stock-based compensation expense	10,208	7,517	3,660
Amortization of intangible assets	2,765	14,124	17,308
Compliance-related professional fees	2,144	245	10,901
Compliance-related compensation and other expenses	199	2,098	6,719
Spin-off professional fees	—	933	—
Italian VAT recovery recorded within operating expense	(10,861)	—	—
Impairment of goodwill	—	5,605	—
Impairment of property and equipment	482	404	2,331
Certain litigation settlements and related costs	(16)	(660)	804
Restructuring expenses	10,783	5,905	20,728
Gain on sale of fixed assets	(41)	(185)	—
Other	3,287	1,621	(48)
Total expense adjustments	18,950	37,607	62,403
Comverse performance	$56,649	$35,415	$73,845

Operating margin	5.8%	(0.3)%	1.5%
Total expense adjustments margin	2.9%	5.5%	8.1%
Comverse performance margin	8.7%	5.2%	9.6%
Segment Performance
We evaluate our business by assessing the performance of each of our operating segments. Our Chief Executive Officer is our chief operating decision maker (or CODM). The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segments and for the allocation of resources. Segment performance, as we define it in accordance with the Financial Accounting Standards Board's (or the FASB) guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies.
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) spin-off professional fees; (vi) Italian VAT recovery recorded within operating expense; (vii) impairment of goodwill; (viii) impairment of property and equipment; (ix) certain litigation settlements and related costs; (x) restructuring expenses; and (xi) certain other gains and expenses. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s and our efforts to (a) complete certain financial statements and audits of such financial statements and (b) remediate material weaknesses in internal control over financial reporting.

Segment Financial Highlights
The following table presents, for the fiscal years ended January 31, 2014, 2013 and 2012, segment revenue, gross margin, income (loss) from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and All Other:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(Dollars in thousands)
SEGMENT RESULTS
BSS
Segment revenue	$299,561	$295,803	$388,350
Gross margin	37.0%	33.3%	40.4%
Income from operations	44,636	18,675	62,270
Operating margin	14.9%	6.3%	16.0%
Segment performance	47,557	39,283	82,415
Segment performance margin	15.9%	13.3%	21.2%
Digital Services
Segment revenue	$352,940	$378,918	$379,714
Gross margin	44.7%	45.4%	43.0%
Income from operations	127,008	130,890	118,036
Operating margin	36.0%	34.5%	31.1%
Segment performance	127,224	133,053	121,001
Segment performance margin	36.0%	35.1%	31.9%
All Other
Segment revenue	$—	$3,042	$3,093
Loss from operations	(133,945)	(151,757)	(168,864)
Segment performance	(118,132)	(136,921)	(129,571)
For a discussion of the results of our segments, see “—Results of Operations,” and note 20 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Business Trends and Uncertainties
For the fiscal year ended January 31, 2014, we had income from operations compared to a loss from operations in the fiscal year ended January 31, 2013. The change was primarily a result of decreases in costs and operating expenses, which were partially offset by decreases in revenue. Comverse performance for the fiscal year ended January 31, 2014 increased compared to the fiscal year ended January 31, 2013. For more information, see “-Results of Operations-Fiscal year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013- Consolidated and Combined Results.”
The decreases in revenue were primarily attributable to decreases in revenue from customer solutions in our Digital Services segment and maintenance revenue at our BSS and Digital Services segments, partially offset by an increase in revenue from BSS customer solutions. For a discussion of the reasons for the changes in revenue at our BSS and Digital Services segments, see “-BSS,” “-Digital Services,” “-Results of Operations-Fiscal year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013- Segment Results-BSS” and “-Results of Operations- Fiscal year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013-Segment Results-Digital Services.” Due to the decrease in deferred revenue and based on existing levels of customer orders (consisting of product bookings and maintenance revenue), we expect that revenue will decrease significantly in the fiscal year ending January 31, 2015 compared to the fiscal year ended January 31, 2014, as we currently expect the gap between customer orders and revenue to decrease significantly.
Total customer orders (consisting of product bookings and maintenance revenue) decreased in the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013. The decrease is primarily attributable to a significant decrease in APAC and a small decrease in EMEA, partially offset by an increase in the Americas. The increase in customer orders in the Americas reflects a reversal of a decline trend experienced in the region in prior fiscal years. In addition, the decrease in EMEA is attributable to the previously disclosed cancellation of a large maintenance contract that was effective during the three months ended April 30, 2013, partially offset by an increase in product bookings.
Product bookings decreased in the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013, due to a significant decrease in APAC, partially offset by increases in the Americas and EMEA. The increases in the Americas and EMEA reflect a reversal of a decline trend experienced in these regions in prior fiscal years. We define “product bookings” as projected revenue from orders signed during a given fiscal period, excluding revenue from maintenance agreements.
During the fiscal year ended January 31, 2014, our cash and cash equivalents and restricted cash were favorably impacted primarily by CTI's placement of $25.0 million in escrow to support indemnification claims in connection with the closing of the Verint Merger Agreement, a $10.9 million Italian VAT refund and a decline in costs, operating expenses and disbursements, partially offset by a decrease in cash collections, that resulted in positive operating cash flow in the fiscal year ended January 31, 2014. The decrease in cash collections was primarily attributable to reduced customer order activity in recent years.
Our Board of Directors has adopted a program to repurchase from time to time at management’s discretion up to $30 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases will be made under the program using our own cash resources.
Our costs, operating expenses and disbursements decreased during the fiscal year ended January 31, 2014 primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows. During the fiscal year ended January 31, 2014, as part of our efforts to reduce costs and expenses we implemented the following primary initiatives:

•	Completed the first phase of the industrialization of Comverse ONE to meet or exceed our customer requirements, for ease of use and faster deployment times to reduce deployment costs;

•	Relocated certain delivery and research and development activities to low cost centers of excellence in Eastern Europe and Asia;

•	Implemented a transformation plan in the Digital Services segment that included:

◦
a reduction in research and development expenses due to a decrease in investment in traditional value added service, partially offset by an increase in research and development investment in our new Digital Services offerings, including Evolved Communications Suite, to address recent trends in the digital services market;

◦	the deployment of new tools designed to improve efficiency in project deployment and control; and

◦	a reduction in employee headcount facilitated by previously implemented efficiency measures;

•	Implemented initiatives to reduce significantly selling, general and administrative expenses that included primarily sales and marketing, finance, information technology and facilities.
We believe that during the current fiscal year we realized some of the benefits of these initiatives and expect that the full cost savings associated with these initiatives will be reflected in our results of operations in future periods.
We intend to continue our efforts to increase customer orders in the fiscal year ending January 31, 2015 in all regions and focus on addressing maintenance pressures. There are several key elements to our overall strategy, including:

•
Expand relationships with existing customers. We intend to continue to leverage our large customer base of more than 450 CSPs, by offering them a continued evolution path to new services and technologies through upgrades and expansions, enhanced maintenance plans, professional and managed services, and the cross-sale of our solution portfolio. We intend to continue to aggressively market Comverse ONE to CSPs seeking to upgrade their existing prepaid and postpaid systems to converged billing solutions. We are also continuing to offer Kenan upgrades and related professional services to our existing Kenan customer base. We will also continue to market aggressively next generation solutions to existing customers, including rich communication service, videomail, virtualized MultiVAS, our Evolved Communication Suite and other IP-based services and cloud-based solutions.

•
Expand customer base and market share. We intend to continue our efforts to expand our customer base and market shares by leveraging relationships with multinational CSPs seeking to acquire or establish offshore operations. We also seek engagements with newly established communication service providers and will continue our efforts to displace competitors in engagements with established providers. In addition, we believe we are well positioned to replace competitors who are exiting parts of the market and intend to continue to aggressively pursue such growth opportunities.

•
Leverage CSPs transition to IP networks. We plan to continue to market our next generation Digital Services solutions to CSPs seeking to transition their networks to newer IP technology, such as 4G LTE. Our next generation Digital Services portfolio is designed to enable CSPs to become digital lifestyle players and capture growth opportunities through next generation digital services. We believe that our Evolved Communication Suite will enable CSPs to launch new services such as RCS, accelerate the adoption of CSP driven smartphone applications, leverage subscribers’ social profiles, evolve retail and marketing to the digital world and monetize additional services, including machine to machine and Mobile Commerce.

•
Expand our presence and market share in the BSS market. We believe our BSS solutions offer customers several advantages over competitors’ solutions, including faster time to market and lower total cost of ownership. We intend to focus on expanding our position in the converged billing market through new customer engagements.

•
Focus on offering managed services. We intend to continue to offer our customers managed services as part of our BSS and Digital Services offerings. Managed services enable us to assume responsibility for the operation and management of our customers’ systems. Our customers receive improved efficiencies relating to the operation and management of their systems, thereby allowing them to focus on their own internal business needs and strengths with reduced management distraction. Managed services also represent a source of predictable revenue and foster long-term customer relationships.

In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives which we believe will enhance efficiency and result in significant reductions in costs and operating expenses. The initiatives include:

•	Prioritizing the second phase of the industrialization of our Comverse ONE solution;

•	Expanding the use of low cost centers of excellence and research and development centers in Eastern Europe and Asia; and

•	Realigning our cost structure to our current size and business environment.
During the fiscal year ended January 31, 2014, we commenced our plan to make investments relating to upgrades of systems and tools that we believe will increase operational efficiency and result in cost reductions in future fiscal periods. As part of this initiative, we plan to make additional investments in upgrades of systems and tools during the fiscal years ending January 31, 2015 and beyond. As a result of these initiatives, we expect that our costs and expenses will continue to decline in future fiscal periods.
Our principal business activities are reported through the following segments:

•
BSS, which provides our converged, prepaid and postpaid billing and BSS for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control; and

•
Digital Services, which conducts our voice and messaging services (including voicemail, visual voicemail, call completion, SMS, and MMS), and IP based rich communication services (including group chat, file transfer, video share, social, presence and geo-location information).

BSS
In the fiscal year ended January 31, 2014, BSS product bookings decreased compared to the fiscal year ended January 31, 2013. We believe that the decrease in BSS product bookings was primarily attributable to (i) the deferral of significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution, (ii) the cancellation of projects by customers who prioritized their capital expenditures to the deployment of next generation networks, including LTE, (iii) the loss of projects to significantly larger competitors who bundled the BSS transformation with an overall network deployment project and (iv) adverse economic conditions in certain regions, including APAC (primarily India).
Revenue from BSS customer solutions for the fiscal year ended January 31, 2014 increased compared to the fiscal year ended January 31, 2013. The increase in revenue from BSS customer solutions was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the fiscal year ended January 31, 2013 and settlements of certain other customer contracts that positively impacted revenue in the fiscal year ended January 31, 2014. Revenue from BSS customer solutions continued to be adversely affected by lower volume of BSS projects in the current fiscal periods resulting from reduced product bookings in recent years. BSS maintenance revenue for the fiscal year ended January 31, 2014 decreased compared to the fiscal year ended January 31, 2013. The decrease mainly reflected the impact on maintenance revenue for the fiscal year ended January 31, 2014 attributable to the previously disclosed cancellation of a large maintenance contract that was effective during the three months ended April 30, 2013.
We believe we have a leading industry position in the BSS converged billing market and believe that we are well positioned to take advantage of the growth in the converged BSS market. As part of our strategy, we are continuing our efforts to expand our presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors' offerings, including faster time to market and lower total cost of ownership. We continue to offer our existing prepaid and postpaid customer base upgrades and an evolution path to our Comverse ONE converged billing solution, which we believe better addresses the enhanced business needs of CSPs. In addition, we continue to aggressively pursue opportunities to market our BSS solutions, primarily Comverse ONE, to new customers as part of our efforts to increase our customer base. To maintain our market leadership in BSS convergence and monetization of new business models, we continue to expend significant resources on research and development to further enhance Comverse ONE and its advanced monetization capabilities, including support for new business models such as cloud services.
We continue to focus on increasing our BSS revenue and improving our margins by providing a growth and evolution path to our Kenan postpaid billing customers including upgrades and expansions. We also offer Kenan solutions to CSPs who are not prepared to commit to a full converged transformation. As part of our strategy, we recently launched a new and enhanced version of Comverse Kenan and intend to continue to invest in our Kenan solution and expect that Kenan will contribute to our growth in BSS in future periods. CSPs are experiencing growth in global wireless subscriptions and traffic and a rapid growth in the use of advanced services, such as data services and Internet browsing. In response to these market trends, CSPs require enhanced BSS system functionality to accommodate their business needs. As a result, BSS is facing increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance which are generally required for revenue recognition and receipt of payment. To address these challenges, BSS continues its efforts to improve its delivery and implementation capabilities to reduce costs and expenses. In addition, project complexity impacts our customers’ ability to meet their obligations as part of the delivery process which has at times also resulted in project delivery delays. Furthermore, our customers encounter issues in managing the operations of their BSS systems and tend to rely more heavily on our support services. To address our customer challenges, we are broadening our service offerings to existing and new customers, including managed services, which we expect will add to our growth potential in BSS going forward.
We believe that our BSS solutions’ offering has the potential to become a key driver of growth going forward. We expect that as a leader in the BSS market, we will continue to build on the strength of our Comverse ONE and Kenan solutions. We also expect that growth in mobile data traffic will increase the demand for our policy solutions, which include policy management and enforcement, deep packet inspection and smart data monetization solutions all of which are integrated into our BSS solutions. In implementing our growth strategy, we plan to focus our efforts on increasing our presence primarily in areas of growth and leveraging our customer base.
Digital Services
Digital Services product bookings for the fiscal year ended January 31, 2014 decreased compared to the fiscal year ended January 31, 2013. This decrease is attributable to a decline in product bookings related to Digital Services' traditional solutions, such as voicemail, SMS and MMS, which was not fully offset by an increase in product bookings for new IP based advanced offerings of our Digital Services solution portfolio. In addition, the decrease in Digital Services’ product bookings was partially attributable to a decline in APAC primarily due to a delay in orders from a large customer in APAC.
Revenue from Digital Services customer solutions for the fiscal year ended January 31, 2014 decreased compared to the fiscal year ended January 31, 2013 primarily due to a decrease in revenue recognized from several large percentage of completion projects that were completed in the fiscal year ended January 31, 2013, which was partially offset by an increase in revenue from customer acceptances that were completed in the fiscal year ended January 31, 2014. Digital Services maintenance revenue for the fiscal year ended January 31, 2014 decreased primarily due to the cancellation and reduction in fees of several maintenance contracts, which was partially offset by an increase in maintenance revenue attributable to maintenance services provided to customers during the initial service period.

We continue to maintain our market leadership in providing solutions to CSPs based on voice and messaging services, such as voicemail, call completion, SMS and MMS. However, CSPs face increasing competition from both Internet players and mobile device manufacturers, using new technologies that may provide alternatives to CSP products and services. For example, the introduction of IP-based applications on wireless devices, typically referred to as Over The Top (or OTT) services, allows end users to utilize IP-based services, such as Facebook, Facetime Google, Whatsapp, Line or Skype, to access, among other things, IP communications free of charge rather than use similar services provided by CSPs. Furthermore, these CSP services continue to face competition from low-cost competitors from emerging markets. We believe these changes have reduced demand for traditional communication products and services and increased pricing pressures, which have in turn adversely impacted our revenue and margins.
At the same time, the growth in global wireless subscriptions, and high growth wireless segments, such as data services and Internet browsing are pushing CSPs to evolve to 4G/LTE IP-based network technologies, supporting the demand for several of our products. As part of our efforts to maintain our market position and leverage these recent trends, our Digital Services domain is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP messaging, our Evolved Communication Suite (which extends the industry’s Rich Communication Suite (or RCS)) offered on premises or as Software-as-a-Service (SaaS) cloud-based solutions. We believe demand for advanced offerings may grow due to the increasing deployment of smartphones by CSPs and the growth in IP based 4G networks. Accordingly, we continue to expend significant resources on Digital Service research and development activities in order to enhance existing products and develop new solutions.
We plan to continue to aggressively market our Digital Service products, leverage our leading market position to replace competitors and sell capacity expansions and other solutions to existing customers.
Managed Services
Managed through our BSS and Digital Services business units, we continue to emphasize a suite of managed services. In the fiscal year ended January 31, 2014, we invested significant resources in solidifying our managed services organization, hired senior leadership and enhanced our processes and methodologies. As a result, we experienced a significant increase in product bookings for our managed services offering for the current fiscal year compared to the prior fiscal year and we expect that managed services will continue to be an important component of our growth strategy in future periods.
Our managed services offering enables us to assume responsibility for the operation and management of our customers' billing and digital services systems. Our managed services suite is designed to provide customers with improved efficiencies relating to the operation and management of their systems, thereby allowing them to focus on their own internal business needs and strengths with reduced management distraction. Managed services provide us with recurring and predictable revenue and are used by us to create and establish long-term relationships with customers as well as cross-sell additional solutions and system enhancements. We believe that the longevity of Comverse's customer relationships and the recurring revenue that such relationships generate provide us with stability and a competitive advantage in marketing our solutions to our existing customer base.
Uncertainties Impacting Future Performance
Mix of Revenue in Digital Services
It is unclear whether our advanced Digital Services offerings will be widely adopted by existing and potential customers. Currently, we are unable to predict whether sales of advanced offerings will exceed or fully offset declines in the sale of traditional Digital Services solutions. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends, changes in consumer preferences or otherwise, our revenue, profitability and cash flows would likely be materially adversely affected.
Change in CSP Capital Expenditure Priorities
During the fiscal year ended January 31, 2014, several large-scale projects that we were pursuing were ultimately canceled by customers, who prioritized their capital expenditure budgets to the deployment of next generation networks, including LTE, rather than engage in BSS transformations. If this trend continues in future periods, our ability to achieve growth in BSS may be materially adversely affected.

Difficulty in Forecasting Product Bookings
Our product bookings are difficult to predict. A high percentage of our product bookings have typically been generated late in fiscal quarters. In addition, based on historical industry spending patterns of CSPs, we typically forecast our highest product booking levels in our fourth fiscal quarter. This trend makes it difficult for us to forecast our annual product bookings and to implement effective measures to cover any shortfalls of prior fiscal quarters if product bookings for the fourth fiscal quarter fail to meet our expectations. Furthermore, we continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for BSS and Digital Services installations typically involve a lengthy, complex and highly competitive bidding and selection process, and our ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or other factor resulting in the postponement or cancellation of significant orders may cause us to miss our projections.
Share Distribution
In connection with the Share Distribution, we entered into the Distribution Agreement with CTI pursuant to which, among other things, we agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. To the extent that we are required to make payments to satisfy these indemnification obligations, our liquidity could be impacted. See Item 1A, “Risk Factors-Risks Relating to our Operation as an Independent, Publicly-Traded Company-We agreed to indemnify CTI and its affiliates and following the completion of the Verint Merger are required to indemnify Verint against certain claims or losses that may arise in connection with the Verint Merger and the Share Distribution."

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

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013
Consolidated and Combined Results

	Fiscal Years Ended January 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$652,501	$677,763	$(25,262)	(3.7)%
Costs and expenses
Cost of revenue	402,476	431,644	(29,168)	(6.8)%
Research and development, net	67,512	76,461	(8,949)	(11.7)%
Selling, general and administrative	134,031	160,340	(26,309)	(16.4)%
Other operating expenses	10,783	11,510	(727)	(6.3)%
Total costs and expenses	614,802	679,955	(65,153)	(9.6)%
Income (loss) from operations	37,699	(2,192)	39,891	N/M
Interest income	614	829	(215)	(25.9)%
Interest expense	(847)	(901)	54	(6.0)%
Interest expense on notes payable to CTI	—	(455)	455	(100.0)%
Other expense, net	(9,591)	(4,049)	(5,542)	136.9%
Income tax expense	(9,189)	(13,526)	4,337	(32.1)%
Net income (loss) from continuing operations	18,686	(20,294)	38,980	N/M
Income from discontinued operations, net of tax	—	26,542	(26,542)	(100.0)%
Net income	18,686	6,248	12,438	199.1%
Less: Net income attributable to noncontrolling interest	—	(1,167)	1,167	(100.0)%
Net income attributable to Comverse, Inc.	$18,686	$5,081	$13,605	267.8%
Net income (loss) attributable to Comverse, Inc.:
Net income (loss) from continuing operations	$18,686	$(20,294)	$38,980
Income from discontinued operations, net of tax	—	25,375	(25,375)
Net income attributable to Comverse, Inc.	$18,686	$5,081	$13,605
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic earnings (loss) per share
Continuing operations	$0.84	$(0.93)	$1.77
Discontinued operations	$—	$1.16	$(1.16)
Diluted earnings (loss) per share
Continuing operations	$0.83	$(0.93)	$1.76
Discontinued operations	$—	$1.16	$(1.16)
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
Revenue from customer solutions was $389.2 million for the fiscal year ended January 31, 2014, a decrease of $11.7 million, or 2.9%, compared to the fiscal year ended January 31, 2013. The decrease was attributable to a decline of $22.7 million and $3.0 million in customer solutions revenue in the Digital Services segment and All Other, respectively, partially offset by an increase of $14.0 million in the BSS segment. Revenue recognized using the percentage-of-completion method was $146.2 million and $144.4 million for the fiscal years ended January 31, 2014 and 2013, respectively.

Maintenance revenue was $263.3 million for the fiscal year ended January 31, 2014, a decrease of $13.5 million, or 4.9%, compared to the fiscal year ended January 31, 2013. This decrease was primarily attributable to declines of $10.2 million and $3.3 million in maintenance revenue in the BSS and Digital Services segments, respectively.
Revenue by Geographic Region
Revenue in the Americas, APAC and Europe, Middle East and Africa (or EMEA) represented approximately 40%, 25% and 35% of our revenue, respectively, for the fiscal year ended January 31, 2014 compared to approximately 35%, 28% and 37% of our revenue, respectively, for the fiscal year ended January 31, 2013.
Foreign Currency Impact on Revenue
Our functional currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the fiscal year ended January 31, 2014 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the British pound, euro and Japanese yen. For the fiscal year ended January 31, 2014, fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business unfavorably impacted revenue by $7.8 million compared to the fiscal year ended January 31, 2013, primarily due to a $6.9 million unfavorable impact of the Japanese yen.
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
For the fiscal year ended January 31, 2014, fluctuations in the U.S. dollar relative to all foreign currencies in which we conducted business unfavorably impacted costs by $4.0 million compared to the fiscal year ended January 31, 2013, primarily due to a strengthening of the NIS against the U.S. dollar, net of hedging activity, resulting in a $6.5 million unfavorable impact partially offset by a $1.7 million favorable impact of the Japanese yen.
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
Cost of revenue was $402.5 million for the fiscal year ended January 31, 2014, a decrease of $29.2 million, or 6.8%, compared to the fiscal year ended January 31, 2013. The decrease was attributable to declines in costs of $8.8 million, $11.6 million and $8.8 million in the BSS and Digital Services segments and All Other, respectively, for the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third party development and programming costs net of benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities in Israel and others.
Research and development expenses, net were $67.5 million for the fiscal year ended January 31, 2014, a decrease of $8.9 million, or 11.7%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to a decline of $11.1 million in the Digital Services segment, partially offset by an increase of $1.7 million and $0.5 million at All Other and in the BSS segment, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Selling, general and administrative expenses were $134.0 million for the fiscal year ended January 31, 2014, a decrease of $26.3 million, or 16.4%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to declines of $18.6 million and $8.3 million at All Other and in the BSS segment, respectively, partially offset by an increase of $0.6 million in the Digital Services segment.

Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the fiscal periods presented primarily consist of restructuring expenses and impairment of goodwill.
Other operating expenses were $10.8 million for the fiscal year ended January 31, 2014, a decrease of $0.7 million, or 6.3% compared to the fiscal year ended January 31, 2013. The decrease was attributable to a decline of $5.6 million in the BSS segment, partially offset by an increase of $4.9 million at All Other.
Income (Loss) from Operations
Income from operations was $37.7 million for the fiscal year ended January 31, 2014, a change of $39.9 million compared to a loss from operations of $2.2 million for the fiscal year ended January 31, 2013. The increase was primarily attributable to an increase in income from operations of $26.0 million in the BSS segment and a decrease in loss from operations of $17.8 million at All Other, partially offset by a decrease in income from operations of $3.9 million in the Digital Services segment.
Interest Income
Interest income was $0.6 million for the fiscal year ended January 31, 2014, a decrease of $0.2 million, or 25.9%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to a decrease in interest rates.
Interest Expense
Interest expense was $0.8 million for the fiscal year ended January 31, 2014, a decrease of $0.1 million, or 6.0%, compared to the fiscal year ended January 31, 2013.
Interest Expense on Notes Payable to CTI
Interest expense on notes payable to CTI consists of interest expense that was payable by us to CTI prior to the Share Distribution under a promissory note dated January 11, 2011 and a revolving loan agreement dated May 9, 2012 (referred to as the loan agreement).
Interest expense on notes payable to CTI was $0.5 million for the fiscal year ended January 31, 2013. For more information about this note and the loan agreement, see note 11 of the consolidated and combined financial statements included in Item 15 of this Annual Report.
Income Tax Expense
Income tax expense from continuing operations was $9.2 million for the fiscal year ended January 31, 2014, representing an effective tax rate of 33.0%, compared to income tax provision from continuing operations of $13.5 million, representing an effective tax rate of (199.9)% for the fiscal year ended January 31, 2013. The effective tax rate was lower than the U.S federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction and because we did not record an income tax benefit on losses in certain jurisdictions in which we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax expense from continuing operations for the period is comprised primarily of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the fiscal years ended January 31, 2014 and 2013. We recorded a reduction in our uncertain tax provision liability and a net reduction of income tax expense of $16.5 million during the fiscal year ended January 31, 2014, primarily due to the expiration of statutes of limitations in various jurisdictions. Of the $16.5 million net reduction of income tax, approximately $3.6 million was a correction of an error recorded in the 2005 to 2012 fiscal years. For additional information, see note 19 of the consolidated and combined financial statements included in Item 15 of this Annual Report.
Our tax provision is subject to significant year over year and quarter-to-quarter variability based on numerous factors noted above. For the fiscal year ending January 31, 2015, we currently expect our income tax expense to be in the range of $25.0 million to $30.0 million and our cash paid for taxes (including withholding taxes paid by our customers in various jurisdictions) to be between $13.0 million and $17.0 million.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations represents the results of operations of Starhome, including the gain on sale of Starhome, net of tax.

Income from discontinued operations, net of tax, was $26.5 million for the fiscal year ended January 31, 2013, primarily attributable to $22.6 million gain on sale of Starhome. See note 16 of the consolidated and combined financial statements included in Item 15 of this Annual Report.
Net Income
Net income was $18.7 million for the fiscal year ended January 31, 2014, an increase of $12.4 million or 199.1% compared to the fiscal year ended January 31, 2013 due primarily to the reasons discussed above.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest in Starhome was $1.2 million for the fiscal year ended January 31, 2013.
Segment Results
BSS

	Fiscal Years Ended January 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$299,561	$295,803	$3,758	1.3%
Costs and expenses:
Cost of revenue	188,644	197,401	(8,757)	(4.4)%
Research and development, net	39,779	39,308	471	1.2%
Selling, general and administrative	26,502	34,814	(8,312)	(23.9)%
Other operating expenses	—	5,605	(5,605)	(100.0)%
Total costs and expenses	254,925	277,128	(22,203)	(8.0)%
Income from operations	$44,636	$18,675	$25,961	139.0%
Computation of segment performance:
Segment revenue	$299,561	$295,803	$3,758	1.3%
Total costs and expenses	$254,925	$277,128	$(22,203)	(8.0)%
Segment expense adjustments:
Amortization of intangible assets	2,765	14,124	(11,359)	(80.4)%
Compliance-related compensation and other expenses	122	877	(755)	(86.1)%
Impairment of goodwill	—	5,605	(5,605)	(100.0)%
Impairment of property and equipment	28	2	26	N/M
Other	6	—	6	N/M
Segment expense adjustments	2,921	20,608	(17,687)	(85.8)%
Segment expenses	252,004	256,520	(4,516)	(1.8)%
Segment performance	$47,557	$39,283	$8,274	21.1%
Revenue
Revenue from BSS customer solutions was $171.5 million for the fiscal year ended January 31, 2014, an increase of $14.0 million, or 8.9%, compared to the fiscal year ended January 31, 2013. The increase in revenue from BSS customer solutions was primarily attributable to changes in scope and settlements of certain customer contracts that negatively impacted revenue in the fiscal year ended January 31, 2013 and settlements of certain other customer contracts that positively impacted revenue in the fiscal year ended January 31, 2014.
BSS maintenance revenue was $128.0 million for the fiscal year ended January 31, 2014, a decrease of $10.2 million or 7.4%, compared to the fiscal year ended January 31, 2013. The decrease mainly reflected the impact on BSS maintenance revenue for the fiscal year ended January 31, 2014 attributable to the previously disclosed cancellation of a large maintenance contract that was effective during the three months ended April 30, 2013.

Revenue by Geographic Region
Revenue in the Americas, APAC, and EMEA represented approximately 24%, 27% and 49% of BSS's revenue, respectively, for the fiscal year ended January 31, 2014 compared to approximately 25%, 27% and 48% of BSS's revenue, respectively, for the fiscal year ended January 31, 2013. The revenue percentages per geographic region remained relatively unchanged for the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013.
Foreign Currency Impact on Revenue
For the fiscal year ended January 31, 2014, fluctuations in the U.S. dollar relative to foreign currencies in which BSS conducted business compared to the fiscal year ended January 31, 2013 unfavorably impacted revenue by $1.0 million, primarily due to a $1.5 million unfavorable impact of the Brazilian real, a $0.7 million unfavorable impact of the Australian dollar, and a $0.5 million unfavorable impact of the Indian rupee, which was offset by a favorable impact of $1.8 million of the euro.
Cost of Revenue
Cost of revenue was $188.6 million for the fiscal year ended January 31, 2014, a decrease of $8.8 million, or 4.4%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to a decrease of $11.1 million in amortization of intangible assets due to certain intangible assets becoming fully amortized in the prior year partially offset by an increase in cost of revenue due to an increase in revenue.
Research and Development, Net
Research and development expenses, net, were $39.8 million for the fiscal year ended January 31, 2014, an increase of $0.5 million, or 1.2%, compared to the fiscal year ended January 31, 2013.
Selling, General and Administrative
Selling, general and administrative expenses were $26.5 million for the fiscal year ended January 31, 2014, a decrease of $8.3 million, or 23.9%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to a $7.7 million decrease in agent commissions due primarily to the mix of bookings generated from certain projects and in certain geographic locations.
Segment Performance
Segment performance was $47.6 million for the fiscal year ended January 31, 2014 based on segment revenue of $299.6 million, representing a segment performance margin of 15.9% as a percentage of segment revenue. Segment performance was $39.3 million for the fiscal year ended January 31, 2013 based on segment revenue of $295.8 million, representing a segment performance margin of 13.3% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to increased gross margins and the decrease in selling, general and administrative expenses for the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013.

Digital Services

	Fiscal Years Ended January 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$352,940	$378,918	$(25,978)	(6.9)%
Costs and expenses:
Cost of revenue	195,219	206,807	(11,588)	(5.6)%
Research and development, net	23,306	34,382	(11,076)	(32.2)%
Selling, general and administrative	7,407	6,839	568	8.3%
Total costs and expenses	225,932	248,028	(22,096)	(8.9)%
Income from operations	$127,008	$130,890	$(3,882)	(3.0)%
Computation of segment performance:
Segment revenue	$352,940	$378,918	$(25,978)	(6.9)%
Total costs and expenses	$225,932	$248,028	$(22,096)	(8.9)%
Segment expense adjustments:
Compliance-related compensation and other expenses	216	2,314	(2,098)	(90.7)%
Certain litigation settlements and related costs	—	(151)	151	(100.0)%
Segment expense adjustments	216	2,163	(1,947)	(90.0)%
Segment expenses	225,716	245,865	(20,149)	(8.2)%
Segment performance	$127,224	$133,053	$(5,829)	(4.4)%
Revenue
Revenue from Digital Services customer solutions was $217.7 million for the fiscal year ended January 31, 2014, a decrease of $22.7 million, or 9.4%, compared to the fiscal year ended January 31, 2013. The decrease in revenue from Digital Services customer solutions was primarily attributable to a decrease in revenue recognized from several large percentage of completion projects that were completed in the fiscal year ended January 31, 2013, which was partially offset by an increase in revenue from customer acceptances that were completed in the fiscal year ended January 31, 2014.
Digital Services maintenance revenue was $135.2 million for the fiscal year ended January 31, 2014, a decrease of $3.3 million, or 2.4%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to the cancellation and reduction in fees of several maintenance contracts, which was partially offset by an increase in maintenance revenue attributable to maintenance services provided to customers during the initial service period.
Revenue by Geographic Region
Revenue in the Americas, APAC and EMEA represented approximately 53%, 23% and 24% of revenue, respectively, for the fiscal year ended January 31, 2014 compared to approximately 42%, 29% and 29% of revenue, respectively, for the fiscal year ended January 31, 2013. The change in regional revenue percentages was primarily attributable to an increase in customer solutions revenue for a large Americas customer and a decrease in customer solutions revenue for a large APAC customer.
Foreign Currency Impact on Revenue
For the fiscal year ended January 31, 2014, fluctuations in the U.S. dollar relative to foreign currencies in which Digital Services conducted business compared to the fiscal year ended January 31, 2013 unfavorably impacted revenue by $6.7 million primarily due to a $6.9 million unfavorable impact of the Japanese yen.
Cost of Revenue
Cost of revenue was $195.2 million for the fiscal year ended January 31, 2014, a decrease of $11.6 million, or 5.6%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to lower revenue.

Research and Development, Net
Research and development expenses, net were $23.3 million for the fiscal year ended January 31, 2014, a decrease of $11.1 million, or 32.2%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to our continued optimization of resources between high and low cost research and development centers in Europe and Asia, as well as our increased investment in the new Digital Services offerings, that are developed on modern, virtualized platforms and are therefore more cost-efficient.
Selling, General and Administrative
Selling, general and administrative expenses were $7.4 million for the fiscal year ended January 31, 2014, an increase of $0.6 million, or 8.3%, compared to the fiscal year ended January 31, 2013. The increase was primarily attributable to an increase in agent commission expense principally due to the change in mix of bookings.
Segment Performance
Segment performance was $127.2 million for the fiscal year ended January 31, 2014 based on segment revenue of $352.9 million, representing a segment performance margin of 36.0% as a percentage of segment revenue. Segment performance was $133.1 million for the fiscal year ended January 31, 2013 based on segment revenue of $378.9 million, representing a segment performance margin of 35.1% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the decreases in cost of revenue and in research and development expenses, net, partially offset by the decrease in revenue.
All Other

	Fiscal Years Ended January 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$—	$3,042	$(3,042)	(100.0)%
Costs and expenses:
Cost of revenue	18,611	27,436	(8,825)	(32.2)%
Research and development, net	4,427	2,771	1,656	59.8%
Selling, general and administrative	100,124	118,687	(18,563)	(15.6)%
Other operating expenses	10,783	5,905	4,878	82.6%
Total costs and expenses	133,945	154,799	(20,854)	(13.5)%
Loss from operations	$(133,945)	$(151,757)	$17,812	(11.7)%
Computation of segment performance:
Segment revenue	$—	$3,042	$(3,042)	(100.0)%
Total costs and expenses	$133,945	$154,799	$(20,854)	(13.5)%
Segment expense adjustments:
Stock-based compensation expense	10,208	7,517	2,691	35.8%
Compliance-related professional fees	2,144	245	1,899	775.1%
Compliance-related compensation and other expenses	(139)	(1,093)	954	(87.3)%
Spin-off professional fees	—	933	(933)	(100.0)%
Italian VAT recovery recorded within operating expense	(10,861)	—	(10,861)	N/M
Impairment of property and equipment	454	402	52	12.9%
Certain litigation settlements and related costs	(16)	(509)	493	(96.9)%
Restructuring expenses	10,783	5,905	4,878	82.6%
Gain on sale of fixed assets	(41)	(185)	144	(77.8)%
Other	3,281	1,621	1,660	102.4%
Segment expense adjustments	15,813	14,836	977	6.6%
Segment expenses	118,132	139,963	(21,831)	(15.6)%
Segment performance	$(118,132)	$(136,921)	$18,789	(13.7)%

Revenue
Revenue for All Other represents the Company's revenue from transactions with Starhome prior to its sale on October 19, 2012. Revenue was $3.0 million for the fiscal year ended January 31, 2013.
Cost of Revenue
Cost of revenue is primarily attributable to unallocated shared services costs associated with customer projects in the BSS and Digital Services segments. These shared services costs relate to several organizations that provide delivery and support services to both BSS and Digital Services segments and whose costs are not allocated to BSS and Digital Services, such as our centralized call center, business operations, quality assurance infrastructure and management teams. In addition, management views certain costs as corporate expenses such as stock compensation expense and inventory write-offs, which are included in All Other. In the fiscal year ended January 31, 2014, the Italian VAT refund was also included in All Other.
Cost of revenue was $18.6 million for the fiscal year ended January 31, 2014, a decrease of $8.8 million, or 32.2%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to a $10.9 million VAT refund received in the fiscal year ended January 31, 2014 and a $3.5 million decrease due to a decrease in inventory write-offs that occurred for the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013. These decreases were partially offset by a $5.0 million increase in personnel-related costs related to the various organizations that provide services to both the BSS and Digital Services segments, such as project management, quality assurance, and support.
Research and Development, Net
Research and development expenses, net, primarily include expenses incurred by our centralized research and development departments that support the BSS and Digital Services segments.
Research and development expenses, net, were $4.4 million for the fiscal year ended January 31, 2014, an increase of $1.7 million, or 59.8%, compared to the fiscal year ended January 31, 2013. The increase was primarily attributable to a $1.2 million increase in personnel related costs of our centralized research and development department.
Selling, General and Administrative
Selling, general and administrative expenses consist of expenses incurred by our global corporate functions in connection with shared services provided to the BSS and Digital Services segments.
Selling, general and administrative expenses were $100.1 million for the fiscal year ended January 31, 2014, a decrease of $18.6 million, or 15.6%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to a $14.7 million decrease in our general and administrative global functions and a $6.6 million decrease in personnel-related costs and employee sales commissions as we continue to execute on our cost reduction initiatives.
Other Operating Expenses
Other operating expenses were $10.8 million for the fiscal year ended January 31, 2014, an increase of $4.9 million, or 82.6%, compared to the fiscal year ended January 31, 2013. The increase was attributable to a $4.9 million increase in restructuring expenses. Restructuring expenses were higher due to the continued implementation of our fourth quarter 2012 initiatives following the Share Distribution. See note 10 of the consolidated and combined financial statements included in Item 15 of this Annual Report.
Loss from Operations
Loss from operations was $133.9 million for the fiscal year ended January 31, 2014, a decrease in loss of $17.8 million, or 11.7%, compared to the fiscal year ended January 31, 2013 due primarily to the reasons discussed above.
Segment Performance
Segment performance was a $118.1 million loss for the fiscal year ended January 31, 2014, a decrease in loss of $18.8 million, or 13.7%, compared to the fiscal year ended January 31, 2013. The decrease in loss was attributable to a decrease in segment expenses.

Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012
Consolidated and Combined Results

	Fiscal Years Ended January 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$677,763	$771,157	$(93,394)	(12.1)%
Costs and expenses
Cost of revenue	431,644	468,867	(37,223)	(7.9)%
Research and development, net	76,461	94,238	(17,777)	(18.9)%
Selling, general and administrative	160,340	175,882	(15,542)	(8.8)%
Other operating expenses	11,510	20,728	(9,218)	(44.5)%
Total costs and expenses	679,955	759,715	(79,760)	(10.5)%
(Loss) income from operations	(2,192)	11,442	(13,634)	(119.2)%
Interest income	829	1,755	(926)	(52.8)%
Interest expense	(901)	(953)	52	(5.5)%
Interest expense on notes payable to CTI	(455)	(409)	(46)	11.2%
Other expense, net	(4,049)	(7,192)	3,143	(43.7)%
Income tax expense	(13,526)	(25,291)	11,765	(46.5)%
Net loss from continuing operations	(20,294)	(20,648)	354	(1.7)%
Income from discontinued operations, net of tax	26,542	7,761	18,781	242.0%
Net income (loss)	6,248	(12,887)	19,135	(148.5)%
Less: Net income attributable to noncontrolling interest	(1,167)	(2,574)	1,407	(54.7)%
Net income (loss) attributable to Comverse, Inc.	$5,081	$(15,461)	$20,542	(132.9)%
Net income (loss) attributable to Comverse, Inc.:
Net loss from continuing operations	$(20,294)	$(20,648)	$354
Income from discontinued operations, net of tax	25,375	5,187	20,188
Net income (loss) attributable to Comverse, Inc.	$5,081	$(15,461)	$20,542
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted earnings (loss) per share(1)
Continuing operations	$(0.93)	$(0.94)	$0.01
Discontinued operations	$1.16	$0.23	$0.93
(1) The computation of basic and diluted earnings (loss) per share for the fiscal year ended January 31, 2012 is calculated using the number of shares of outstanding common stock on October 31, 2012, the completion date of the Share Distribution. See note 17 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Total Revenue
Revenue from customer solutions was $401.0 million for the fiscal year ended January 31, 2013, a decrease of $47.8 million, or 10.7%, compared to the fiscal year ended January 31, 2012. The decrease was attributable to a decline of $71.2 million in customer solutions revenue in the BSS segment, partially offset by an increase of $23.4 million in the Digital Services segment. Revenue recognized using the percentage-of-completion method was $144.4 million and $182.0 million for the fiscal years ended January 31, 2013 and 2012, respectively.
Maintenance revenue was $276.8 million for the fiscal year ended January 31, 2013, a decrease of $45.6 million, or 14.1%, compared to the fiscal year ended January 31, 2012. This decrease was primarily attributable to declines of $24.2 million and $21.4 million in maintenance revenue in the Digital Services and BSS segments, respectively.
Revenue by Geographic Region
Revenue in the Americas, APAC and EMEA represented approximately 35%, 28% and 37% of our revenue, respectively, for the fiscal year ended January 31, 2013 compared to approximately 25%, 25% and 50% of our revenue, respectively, for the fiscal year ended January 31, 2012.

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
Cost of Revenue
Cost of revenue was $431.6 million for the fiscal year ended January 31, 2013, a decrease of $37.2 million, or 7.9%, compared to the fiscal year ended January 31, 2012. The decrease was attributable to declines in costs of $34.1 million and $9.8 million in the BSS and Digital Services segments, respectively, partially offset by a $6.7 million increase at All Other.
Research and Development, Net
Research and development expenses, net were $76.5 million for the fiscal year ended January 31, 2013, a decrease of $17.8 million, or 18.9%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to a decline of $18.0 million and $1.5 million in the BSS segment and All Other, respectively, partially offset by an increase of $1.8 million in the Digital Services segment.
Selling, General and Administrative
Selling, general and administrative expenses were $160.3 million for the fiscal year ended January 31, 2013, a decrease of $15.5 million, or 8.8%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to declines of $7.5 million, $5.6 million and $2.4 million at All Other and in the Digital Services and BSS segments, respectively.
Other Operating Expenses
Other operating expenses were $11.5 million for the fiscal year ended January 31, 2013, a decrease of $9.2 million, or 44.5% compared to the fiscal year ended January 31, 2012. The decrease was attributable to a decline $14.8 million at All Other, partially offset by an increase $5.6 million in the BSS segment.
(Loss) Income from Operations
Loss from operations was $2.2 million for the fiscal year ended January 31, 2013, a change of $13.6 million compared to income from operations of $11.4 million for the fiscal year ended January 31, 2012. The decrease was primarily attributable to a decrease in income from operations of $43.6 million in the BSS segment, partially offset by a decrease in loss from operations of $17.1 million at All Other and an increase in income from operations of $12.9 million in the Digital Services segment.
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
Interest Expense on Notes Payable to CTI
Interest expense on notes payable to CTI consists of interest expense that was payable by us to CTI prior to the Share Distribution under a promissory note dated January 11, 2011 and a revolving loan agreement dated May 9, 2012 (referred to as the loan agreement).
Interest expense on notes payable to CTI was $0.5 million and $0.4 million for the fiscal years ended January 31, 2013 and 2012, respectively. For more information about this note and the loan agreement, see note 11 of the consolidated and combined financial statements included in Item 15 of this Annual Report.
Income Tax Expense
Income tax expense from continuing operations was $13.5 million for the fiscal year ended January 31, 2013, representing an effective tax rate of (199.9)%, compared to income tax expense from continuing operations of $25.3 million, representing an effective tax rate of 544.7% for the fiscal year ended January 31, 2012. During the fiscal year ended January 31, 2013 the effective tax rate was less than the U.S. federal statutory rate of 35%. During the fiscal year ended January 31, 2013, the effective tax rate was negative and during the fiscal year ended January 31, 2012, the effective tax rate was higher than the U.S federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction and because we did not record an income tax benefit on losses in certain jurisdictions in which we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax expense from continuing operations for the period is comprised primarily of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the fiscal years ended January 31, 2013 and 2012.
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
Income from discontinued operations, net of tax, was $26.5 million for the fiscal year ended January 31, 2013, compared to $7.8 million for the fiscal year ended January 31, 2012. The increase was primarily attributable to $22.6 million gain on sale of Starhome recorded during the fiscal year ended January 31, 2013. See note 16 of the consolidated and combined financial statements included in Item 15 of this Annual Report.
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

Segment Results
BSS

	Fiscal Years Ended January 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$295,803	$388,350	$(92,547)	(23.8)%
Costs and expenses:
Cost of revenue	197,401	231,511	(34,110)	(14.7)%
Research and development, net	39,308	57,308	(18,000)	(31.4)%
Selling, general and administrative	34,814	37,261	(2,447)	(6.6)%
Other operating expenses	5,605	—	5,605	N/M
Total costs and expenses	277,128	326,080	(48,952)	(15.0)%
Income from operations	$18,675	$62,270	$(43,595)	(70.0)%
Computation of segment performance:
Segment revenue	$295,803	$388,350	$(92,547)	(23.8)%
Total costs and expenses	$277,128	$326,080	$(48,952)	(15.0)%
Segment expense adjustments:
Amortization of intangible assets	14,124	17,308	(3,184)	(18.4)%
Compliance-related compensation and other expenses	877	2,447	(1,570)	(64.2)%
Impairment of goodwill	5,605	—	5,605	N/M
Impairment of property and equipment	2	390	(388)	(99.5)%
Segment expense adjustments	20,608	20,145	463	2.3%
Segment expenses	256,520	305,935	(49,415)	(16.2)%
Segment performance	$39,283	$82,415	$(43,132)	(52.3)%
Revenue
Revenue from BSS customer solutions was $157.5 million for the fiscal year ended January 31, 2013, a decrease of $71.2 million, or 31.1%, compared to the fiscal year ended January 31, 2012. The decrease in revenue for the current fiscal year compared to the prior fiscal year was partially attributable to a $29.8 million decrease in revenue recognized from material modifications of certain existing contracts as a result of the adoption of the new accounting guidance during the fiscal year ended January 31, 2012. The remaining decrease in revenue from BSS customer solutions was primarily attributable to changes in scope and settlements of certain customer contracts. Revenue from BSS customer solutions continued to be adversely affected by (i) the increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance and (ii) lower volume of BSS projects in the current fiscal year resulting from lower product bookings levels in recent years.
BSS maintenance revenue was $138.3 million for the fiscal year ended January 31, 2013, a decrease of $21.4 million, or 13.4%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to (i) timing of entering into renewals of maintenance contracts with customers, (ii) decreased collections from customers for whom revenue is recognized upon collection and (iii) maintenance contracts that were terminated in the current year.
Revenue by Geographic Region
Revenue in the Americas, APAC and EMEA represented approximately 25%, 27% and 48% of BSS's revenue, respectively, for the fiscal year ended January 31, 2013 compared to approximately 21%, 27% and 52% of BSS's revenue, respectively, for the fiscal year ended January 31, 2012.
Europe continued to suffer from significant weakness in market conditions and, accordingly, European customers continued to closely monitor their costs and maintain lower levels of spending. As a result, BSS's revenue from its European customers declined during the fiscal year ended January 31, 2013 compared to the fiscal year ended January 31, 2012.

Foreign Currency Impact on Revenue
For the fiscal year ended January 31, 2013, fluctuations in the U.S. dollar relative to foreign currencies in which BSS conducted business compared to the fiscal year ended January 31, 2012 unfavorably impacted revenue by $6.6 million primarily due to a $3.8 million unfavorable impact of the euro and $1.7 million unfavorable impact of the Brazilian Real.
Cost of Revenue
Cost of revenue was $197.4 million for the fiscal year ended January 31, 2013, a decrease of $34.1 million, or 14.7%, compared to the fiscal year ended January 31, 2012, resulting in a decrease in gross margin of $58.4 million. The decrease in gross margin was primarily attributable to:

•	a $37.4 million decrease due to decreased revenue;

•	a $2.8 million decrease in amortization of intangible assets due to certain intangible assets becoming fully amortized; and

•
a $16.9 million decrease primarily due to several project and commercial issues related to changes in scope and settlements for our Comverse ONE implementations in the fiscal year ended January 31, 2013.

The change in profit estimate of a BSS contract accounted for under the percentage of completion method negatively impacted income from operations by $14.8 million during the fiscal year ended January 31, 2013.
Research and Development, Net
Research and development expenses, net, were $39.3 million for the fiscal year ended January 31, 2013, a decrease of $18.0 million, or 31.4%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to a $20.0 million decrease in personnel-related costs and associated overhead allocated costs principally due to workforce reductions as part of the Phase II Business Transformation in the prior year.
Selling, General and Administrative
Selling, general and administrative expenses were $34.8 million for the fiscal year ended January 31, 2013, a decrease of $2.4 million, or 6.6%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to:

•
a $5.9 million decrease in personnel-related costs and associated allocated costs and employee sales commissions principally due to workforce reductions as part of the Phase II Business Transformation in the prior year; and

•	a $1.0 million decrease in bad debt expense related to specific customers in the prior year.
These decreases were partially offset by a $5.5 million increase in agent commissions due to the mix of bookings generated from certain projects and in certain geographic locations.
Segment Performance
Segment performance was $39.3 million for the fiscal year ended January 31, 2013 based on segment revenue of $295.8 million, representing a segment performance margin of 13.3% as a percentage of segment revenue. Segment performance was $82.4 million for the fiscal year ended January 31, 2012 based on segment revenue of $388.4 million, representing a segment performance margin of 21.2% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in segment revenue partially offset by the decrease in segment expenses for the fiscal year ended January 31, 2013 compared to the fiscal year ended January 31, 2012.

Digital Services

	Fiscal Years Ended January 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$378,918	$379,714	$(796)	(0.2)%
Costs and expenses:
Cost of revenue	206,807	216,619	(9,812)	(4.5)%
Research and development, net	34,382	32,621	1,761	5.4%
Selling, general and administrative	6,839	12,438	(5,599)	(45.0)%
Total costs and expenses	248,028	261,678	(13,650)	(5.2)%
Income from operations	$130,890	$118,036	$12,854	10.9%
Computation of segment performance:
Segment revenue	$378,918	$379,714	$(796)	(0.2)%
Total costs and expenses	$248,028	$261,678	$(13,650)	(5.2)%
Segment expense adjustments:
Compliance-related compensation and other expenses	2,314	2,205	109	4.9%
Impairment of property and equipment	—	741	(741)	(100.0)%
Certain litigation settlements and related costs	(151)	—	(151)	N/M
Other	—	19	(19)	(100.0)%
Segment expense adjustments	2,163	2,965	(802)	(27.0)%
Segment expenses	245,865	258,713	(12,848)	(5.0)%
Segment performance	$133,053	$121,001	$12,052	10.0%
Revenue
Revenue from Digital Services customer solutions was $240.4 million for the fiscal year ended January 31, 2013, an increase of $23.4 million, or 10.8%, compared to the fiscal year ended January 31, 2012. The increase in revenue from Digital Services customer solutions was primarily attributable to an increase in the amount of revenue from percentage-of-completion projects and an increase in the number of customer acceptances in large-scale deployments of next generation voicemail products (including visual voicemail) during the fiscal year ended January 31, 2013 with no comparable customer acceptances in the fiscal year ended January 31, 2012.
Digital Services maintenance revenue was $138.6 million for the fiscal year ended January 31, 2013, a decrease of $24.2 million, or 14.9%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to the reduction and termination of several maintenance contracts and a decrease in maintenance revenue attributable to maintenance services provided to customers during the initial service period.
Revenue by Geographic Region
Revenue in the Americas, APAC and EMEA represented approximately 42%, 29% and 29% of Digital Services revenue, respectively, for the fiscal year ended January 31, 2013 compared to approximately 28% 25% and 47% of Digital Services revenue, respectively, for the fiscal year ended January 31, 2012.
The increase in revenue as a percentage of total revenue for Digital Services in the Americas was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects in the fiscal year ended January 31, 2013, with no comparable customer acceptances in the fiscal year ended January 31, 2012. Conversely, the decrease in revenue as a percentage of total revenue for Digital Services in Europe was primarily attributable to significant revenue recognized due to customer acceptances in certain large-scale projects and settlements in the fiscal year ended January 31, 2012, with no comparable customer acceptances in the fiscal year ended January 31, 2013. The increase in revenue for Digital Services in APAC was primarily attributable to revenue recognized upon cash collection due to increased collections from certain customers.

Foreign Currency Impact on Revenue
For the fiscal year ended January 31, 2013, fluctuations in the U.S. dollar relative to foreign currencies in which Digital Services conducted business compared to the fiscal year ended January 31, 2012 unfavorably impacted revenue by $2.1 million primarily due to a $3.1 million unfavorable impact of the euro offset by a $1.0 million favorable impact of the Japanese yen.
Cost of Revenue
Cost of revenue was $206.8 million for the fiscal year ended January 31, 2013, a decrease of $9.8 million, or 4.5%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to the mix in revenue, as a larger percentage of the revenue in the fiscal year ended January 31, 2013 came from higher margin projects.
Research and Development, Net
Research and development expenses, net were $34.4 million for the fiscal year ended January 31, 2013, an increase of $1.8 million, or 5.4%, compared to the fiscal year ended January 31, 2012. The increase was primarily attributable to a $3.0 million increase in personnel-related costs mainly due to increased research and development headcount attributable to the launch of SEM and IP Messaging. The increase was offset by a decrease of $1.6 million in personnel-related costs due to allocation of research and development personnel to specific revenue generating projects recorded in cost of revenue in lieu of research and development expenses, net.
Selling, General and Administrative
Selling, general and administrative expenses were $6.8 million for the fiscal year ended January 31, 2013, a decrease of $5.6 million, or 45.0%, compared to the fiscal year ended January 31, 2012. The decrease was primarily attributable to:

•	a $3.1 million decrease in bad debt expenses that related to a specific customer in the prior year; and

•	a $2.4 million decrease in agent sales commissions expense principally due to the mix of bookings generated from certain projects and in certain geographic locations.
Segment Performance
Segment performance was $133.1 million for the fiscal year ended January 31, 2013 based on segment revenue of $378.9 million, representing a segment performance margin of 35.1% as a percentage of segment revenue. Segment performance was $121.0 million for the fiscal year ended January 31, 2012 based on segment revenue of $379.7 million, representing a segment performance margin of 31.9% as a percentage of segment revenue.

All Other

	Fiscal Years Ended January 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$3,042	$3,093	$(51)	(1.6)%
Costs and expenses:
Cost of revenue	27,436	20,737	6,699	32.3%
Research and development, net	2,771	4,309	(1,538)	(35.7)%
Selling, general and administrative	118,687	126,183	(7,496)	(5.9)%
Other operating expenses	5,905	20,728	(14,823)	(71.5)%
Total costs and expenses	154,799	171,957	(17,158)	(10.0)%
Loss from operations	$(151,757)	$(168,864)	$17,107	(10.1)%
Computation of segment performance:
Segment revenue	$3,042	$3,093	$(51)	(1.6)%
Total costs and expenses	$154,799	$171,957	$(17,158)	(10.0)%
Segment expense adjustments:
Stock-based compensation expense	7,517	3,660	3,857	105.4%
Compliance-related professional fees	245	10,901	(10,656)	(97.8)%
Compliance-related compensation and other expenses	(1,093)	2,067	(3,160)	(152.9)%
Strategic evaluation related costs	933	—	933	N/M
Impairment of property and equipment	402	1,200	(798)	(66.5)%
Certain litigation settlements and related costs	(509)	804	(1,313)	N/M
Restructuring expenses	5,905	20,728	(14,823)	(71.5)%
Gain on sale of fixed assets	(185)	—	(185)	N/M
Other	1,621	(67)	1,688	N/M
Segment expense adjustments	14,836	39,293	(24,457)	(62.2)%
Segment expenses	139,963	132,664	7,299	5.5%
Segment performance	$(136,921)	$(129,571)	$(7,350)	5.7%
Revenue
Revenue was $3.0 million for the fiscal year ended January 31, 2013, a decrease of $0.1 million, or 1.6%, compared to the fiscal year ended January 31, 2012.
Cost of Revenue
Cost of revenue was $27.4 million for the fiscal year ended January 31, 2013, an increase of $6.7 million, or 32.3%, compared to the fiscal year ended January 31, 2012. The increase was primarily attributable to a $5.0 million change in inventory write-offs.
Research and Development, Net
Research and development expenses, net, were negative $2.8 million for the fiscal year ended January 31, 2013, a decrease of $1.5 million, or 35.7%, compared to the fiscal year ended January 31, 2012. The decrease was primarily due to a $1.4 million decrease in personnel-related and associated allocated costs.
Selling, General and Administrative
Selling, general and administrative expenses were $118.7 million for the fiscal year ended January 31, 2013, a decrease of $7.5 million, or 5.9%, compared to the fiscal year ended January 31, 2012. The increase was primarily attributable to:

•	a $10.7 million decrease in compliance-related professional fees in connection with CTI's efforts to become current in its periodic reporting obligations under the federal securities laws; and

•	a $2.1 million increase in stock compensation expense.
These decreases were partially offset by:

•	a $2.9 million increase in personnel-related costs in the sales and marketing departments due to an increase in headcount; and

•	a $2.2 million increase in employee sales commissions due to stronger sales performance in the fiscal year ended January 31, 2012.
Other Operating Expenses
Other operating expenses were $5.9 million for the fiscal year ended January 31, 2013, a decrease of $14.8 million, or 71.5%, compared to the fiscal year ended January 31, 2012. The decrease was attributable to a $14.8 million decrease in restructuring expenses. Restructuring expenses were higher during the prior year due to the implementation of the Phase II Business Transformation plan and restructuring activities related to Netcentrex.
Loss from Operations
Loss from operations was $151.8 million for the fiscal year ended January 31, 2013, a decrease in loss of $17.1 million, or 10.1%, compared to the fiscal year ended January 31, 2012 due primarily to the reasons discussed above.
Segment Performance
Segment performance was a $136.9 million loss for the fiscal year ended January 31, 2013, an increase in loss of $7.4 million, or 5.7%, compared to the fiscal year ended January 31, 2012. The increase in net loss was primarily attributable to an increase in cost of revenue expenses as described above.
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
During the fiscal year ended January 31, 2014, our principal uses of liquidity were to fund operating expenses, implement restructuring initiatives and make capital expenditures. In addition, we expended resources and made investments to improve our internal control over financial reporting through the hiring of additional experienced finance and accounting personnel, redesigning of processes, implementing accounting and finance systems and performing additional business analytics. These expenses declined significantly for the fiscal year ended January 31, 2014 compared to the fiscal year ended January 31, 2013. Following the Share Distribution, we did not incur expenses in connection with CTI’s periodic reporting requirements. However, following the Share Distribution, our accounting, tax and legal fees associated with compliance with our periodic reporting obligations under, federal securities laws and maintenance of internal control over financial reporting increased.
Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of January 31, 2014, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $322.7 million, compared to approximately $305.4 million as of January 31, 2013. In connection with the completion of the Verint Merger Agreement on February 4, 2013, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint as discussed below, and a $10.9 million Italian VAT refund received on April 30, 2013. During the fiscal year ended January 31, 2014 in connection with our restructuring initiatives we made approximately $10.2 million in restructuring payments, which were primarily severance-related.
Restricted Cash
Restricted cash short-term and long-term aggregated $68.2 million and $42.5 million as of January 31, 2014 and January 31, 2013, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use specified performance guarantees to customers and vendors, letters of credit, indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments.
On February 4, 2013, in connection with the closing of the Verint Merger, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of January 31, 2014, we continue to classify the restricted cash balance as "Long-term restricted cash" in the Consolidated Balance Sheets until it can be determined if any future claims would restrict the release of such escrow funds.
Common Stock Repurchase
Our Board of Directors has adopted a program to repurchase from time to time at management’s discretion up to $30 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases will be made under the program using our own cash resources.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Management’s current forecast is based upon a number of assumptions, including, among others: assumed levels of customer order activity, revenue and collections; continued implementation of initiatives to reduce operating costs; no significant degradation in operating margins; increased spending on certain investments in the business; slight reductions in the unrestricted cash levels required to support the working capital needs of the business and other professional fees; intra-quarter working capital fluctuations consistent with historical trends; and assumed levels of repurchases of our common stock. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Item 1A, “Risk Factors” materialize, we may experience a shortfall in the cash required to support working capital needs.
Capital Expenditures
During the fiscal year ended January 31, 2014, we commenced our plan to make investments relating to upgrades of systems and tools that we believe will increase operational efficiency and result in cost reductions in future fiscal periods. As part of this initiative, we plan to make significant additional investments in the fiscal years ending January 31, 2015 and 2016. In addition, we plan to make capital expenditures in respect of leasehold improvements related to our new facility in Ra'anana, Israel and other planned office moves. We currently expect that the aggregate amount of the capital expenditure for these upgrades of systems and tools and leasehold improvements to be made during the next two fiscal years should range between $30.0 million to $35.0 million, the exact timing of which is subject to numerous factors. In addition, we have typically had annual capital expenditures between $5.0 million to $8.0 million that would be in addition to the above items.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.
Cash Flows
Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013

	Fiscal Year Ended January 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities - continuing operations	$6,621	$28,190
Net cash used in operating activities - discontinued operations	—	(1,277)
Net cash used in investing activities	(38,297)	(4,482)
Net cash provided by financing activities	25,118	49,252
Effects of exchange rates on cash and cash equivalents	(1,783)	(1,954)
Net (decrease) increase in cash and cash equivalents	(8,341)	69,729
Cash and cash equivalents, beginning of period including cash of discontinued operations	262,921	193,192
Cash and cash equivalents, end of period	$254,580	$262,921

Operating Cash Flows
Net cash provided by operating activities from continuing operations was $6.6 million during the fiscal year ended January 31, 2014, a decrease of $20.3 million compared to the fiscal year ended January 31, 2013. This decrease was primarily attributable to:

•
a decrease of $25.8 million in deferred revenue mainly due to revenue recognition being higher than invoicing for the twelve months ended January 31, 2014 when compared to the twelve months ended January 31, 2013; and

•	a decrease of $41.9 million in tax contingencies as a result of revaluation of uncertain tax position liabilities.
These decreases were partially offset by increases in net income and non-cash items of $49.2 million, which includes a $10.9 million VAT refund received in fiscal 2013.
Investing Cash Flows
Net cash used in investing activities was $38.3 million during the fiscal year ended January 31, 2014, an increase in cash used of $33.8 million compared to the fiscal year ended January 31, 2013. The increase in cash used was attributable to a $22.2 million increase in restricted cash mainly due to $25.0 million in bank time deposits received from CTI in connection with the closing of the Verint Merger, a $6.9 million increase in cash used for purchases of property and equipment and $6.3 million in net proceeds received from the sale of Starhome in the fiscal year ended January 31, 2013.
Financing Cash Flows
Net cash used in financing activities was $25.1 million during the fiscal year ended January 31, 2014, a decrease in cash provided by financing activities of $24.1 million compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to a $38.5 million cash capital contribution from CTI and $9.5 million of borrowings under the note payable to CTI during the fiscal year ended January 31, 2013, compared to a $25.0 million cash capital contribution from CTI during the fiscal year ended January 31, 2014.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the Euro, the NIS and the British pound. For the fiscal year ended January 31, 2014, the fluctuation in foreign currency exchange rates had an unfavorable impact of $1.8 million on cash and cash equivalents.
Fiscal Year Ended January 31, 2013 Compared to Fiscal Year Ended January 31, 2012

	Fiscal Years Ended January 31,
	2013	2012
	(In thousands)
Net cash used in (provided by) operating activities - continuing operations	28,190	(13,361)
Net cash (used in) provided by operating activities - discontinued operations	(1,277)	11,807
Net cash used in investing activities	(4,482)	(8,735)
Net cash provided by (used in) financing activities	49,252	(12,417)
Effects of exchange rates on cash and cash equivalents	(1,954)	2,860
Net increase (decrease) in cash and cash equivalents	69,729	(19,846)
Cash and cash equivalents, beginning of year including cash of discontinued operations	193,192	213,038
Cash and cash equivalents, end of year including cash of discontinued operations	262,921	193,192
Less: Cash and cash equivalents of discontinued operations, end of year	—	(32,466)
Cash and cash equivalents, end of year	$262,921	$160,726

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
Cash provided by operating activities was partially offset by a $85.0 million decrease in deferred revenue.
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
Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. We received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of approximately $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of January 31, 2014, such claims have not exceeded the $1.0 million threshold.
Merger of CTI and Verint
Under the Share Distribution Agreements we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us. The escrow funds cannot be used for claims related to the Israeli Optionholder suit. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of January 31, 2014, we continue to classify the restricted cash balance as "Long-term restricted cash" in the Consolidated Balance Sheets until it can be determined if any future claims would restrict the release of such escrow funds. We also assumed all pre-Share Distribution tax obligations of each of us and CTI. For more information, see note 3 to our consolidated and combined financial statements included in Item 15 of this Annual Report.
Indebtedness
Comverse Ltd. Lines of Credit
As of January 31, 2014 and 2013, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of January 31, 2014 and 2013, Comverse Ltd. had utilized $20.0 million and $17.2 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions. In February 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank to $25.0 million.
As of January 31, 2014 and 2013, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2014 and 2013, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of January 31, 2014 and 2013, Comverse Ltd. had utilized $8.0 million of capacity under the line of credit for guarantees and foreign currency transactions. In February 2014, Comverse Ltd. increased the additional line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank to $10.0 million.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and “Long-term restricted cash” included within the consolidated balance sheets as of January 31, 2014 and 2013.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the fiscal years ended January 31, 2014 and 2013, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $10.8 million and $5.9 million, respectively, and paid $10.2 million and $4.0 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $1.1 million and $6.1 million are expected to be substantially paid by April, 2014 and October, 2019, respectively. For more information relating to our restructuring initiatives, including our financial obligations in respect thereof, see note 10 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
We expect to commence certain initiatives in the fiscal year ended January 31, 2015, with a plan to further restructure our operations towards aligning operating costs and expenses with anticipated revenue. The restructuring plan is expected to include reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate cost of the plan is currently expected to be approximately $9.0 million primarily related to severance costs which is expected to be accrued and paid by January 31, 2015.

Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2014 and 2013, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated and combined results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $33.4 million and $31.1 million as of January 31, 2014 and 2013, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through December 31, 2015.
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
We operate our business internationally. A significant portion of our cash and cash equivalents is held by various foreign subsidiaries. As of January 31, 2014 and 2013, we had $97.2 million and $149.4 million or 38% and 57%, respectively, of our cash and cash equivalents held by our foreign subsidiaries. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries. We expect a portion of our foreign subsidiaries cash to be repatriated to the U.S. As this amount has been previously subject to U.S. tax, the non-U.S. withholding taxes that would be imposed on an actual triggering of a dividend of $149.0 million has been accrued in the amount of $20.1 million.
OFF-BALANCE SHEET ARRANGEMENTS
As of January 31, 2014, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees” and except as disclosed in note 24 to the consolidated and combined financial statements included in Item 15 of this Annual Report. There were no material changes in our off-balance sheet arrangements since January 31, 2013.

CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations as of January 31, 2014:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(In thousands)
Capital lease obligations	$16	$10	$6	$—	$—
Operating lease obligations - real estate	78,772	17,420	21,127	12,969	27,256
Operating lease obligations - other (equipment, etc.)	338	218	120	—	—
Purchase obligations (1)(2)	16,199	11,527	4,672	—	—
Other current and long-term liabilities	164	—	—	—	164
Total(3)	$95,489	$29,175	$25,925	$12,969	$27,420

(1)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)
The purchase obligations set forth above, includes approximately $44.1 million in expected lease payments over a 10 year term for 218,912 square feet of leased office space in Ra'anana, Israel which is expected to be available in October, 2014.

(3)
Our consolidated balance sheet as of January 31, 2014 includes $90.3 million of non-current tax liabilities for uncertain tax positions. The specific timing of any cash payments, if any, relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the table set forth above.

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
For multiple element arrangements entered into or materially modified after February 1, 2011 that include hardware which functions together with software to provide the essential functionality of the product, we allocate revenue to each element based on its selling price. The selling price used for each element is based on VSOE of fair value, if available, third party evidence (or TPE) of fair value if VSOE is not available, or our best estimate of selling price (or BESP) if neither VSOE nor TPE is available. In determining the units of accounting for these arrangements, we evaluate whether each element has stand-alone value as defined in the FASB's guidance. Given that the hardware and software function together to provide the essential functionality of the product and each element is critical to the overall tangible product sold, neither the software nor the hardware has stand-alone value. Professional services performed prior to the product's acceptance do not have stand-alone value and are therefore combined with the related hardware and software as one non-software deliverable. After determining the fair value for each deliverable, the arrangement consideration is allocated using the relative selling price method. Revenue is recognized accordingly for each deliverable once the respective revenue recognition criteria are met for that deliverable.
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
Comverse estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. Under the FASB's guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award's vesting period. Comverse uses the

Black-Scholes option-pricing model to measure fair value of stock option awards. The Black-Scholes model requires judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption over the term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. The inputs noted below that are factored into the option valuation model we use to measure the fair value of our stock awards are subjective estimates. Changes to these estimates could cause the fair value of our stock awards and related stock-based compensation expenses to vary materially. Except as noted below, the following key assumptions are used for all of Comverse stock-based compensation awards:

•	The risk-free interest rate assumption we use is based upon U.S. Treasury interest rates appropriate for the expected life of the awards.

•	Comverse's expected dividend rate is zero since Comverse does not currently pay cash dividends on their common stock and do not anticipate doing so in the foreseeable future.

•	Until Comverse establishes enough stock history the volatility will be calculated based on peer companies' volatility.
Comverse is also required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. Although Comverse estimates forfeitures based on historical experience while a subsidiary of CTI and future expectation, actual forfeitures may differ. The forfeiture assumption is adjusted to the actual forfeitures that occur.
During the fiscal years ended January 31, 2014, 2013 and 2012, our stock-based compensation expense, including prior to the Share Distribution, was $10.2 million, $7.5 million and $3.7 million, respectively.
Recoverability of Goodwill
Goodwill represents the excess of the fair value of consideration transferred in the business combination over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquiree.
We apply the FASB's guidance when testing goodwill for impairment which permits management to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If management performs a qualitative assessment and concludes it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if management concludes otherwise, it is then required to perform the first step of the two-step impairment test.
For reporting units where we decide to perform a qualitative assessment, our management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying amount.
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
We were included in the CTI consolidated federal and certain combined state income tax returns until completion of the Share Distribution. As such, we were not a separate taxable entity for U.S. federal and certain state income tax purposes until completion of the Share Distribution. In addition, we did not have a written tax sharing agreement with CTI. Our provisions for income taxes and related balance sheet accounts were presented as if we were a separate taxpayer (“separate return method”). This method of allocating the CTI consolidated current and deferred income taxes was systematic, rational and consistent with the asset and liability method. The separate return method represented a hypothetical computation assuming that our reported revenue and expenses were incurred by a separate taxable entity. Accordingly, the reported provision for income taxes and the related balance sheet account balances (including but not limited to the NOL deferred tax assets) did not equal the amounts that were allocable to us under the applicable consolidated federal and state tax laws. Further, as we did not have a tax-sharing agreement with CTI in place, the expected payable was treated as a dividend to the parent. Immediately following our separation from CTI, the consolidated CTI tax attributes were allocated between CTI and us based on the applicable tax laws.
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
We adjust our estimated liability for uncertain tax positions periodically because of new information discovered as a function of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The combined tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate as well as any related estimated interest. Our policy is to recognize all appropriately accrued interest and penalties on uncertain tax positions as part of income tax expense. For further information, see note 19 to the consolidated and combined financial statements included in Item 15 of this Annual Report.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment expenses associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the fiscal period any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to our existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. We have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Under the FASB's guidance, the income tax benefit from future releases of the acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the combined statements of operations, rather than as an adjustment to the purchase price allocation.
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
Israel Employees Severance Pay
Under Israeli law, we are obligated to make severance payments under certain circumstances to employees of our Israeli subsidiaries on the basis of each individual’s current salary and length of employment. Our liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. The liability for severance pay is recognized as compensation benefits in the consolidated and combined statements of operations. Employees are entitled to one month’s salary for each year of employment or a portion thereof.  We record the obligation as if it was payable at each balance sheet date (“shut-down method”).  A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. Any change in the fair value of the asset is recognized as an adjustment to compensation expense in the consolidated and combined statements of operations. The asset and liability are recognized gross and not offset on the consolidated balance sheet. Upon involuntary termination, employees will receive the balance from deposited funds from the insurance policies with the remaining balance paid by us. For voluntarily termination the employees are entitled, based on Company's policy, to the balance in the deposited funds. Any remaining net liability balance is reversed as compensation benefits in the consolidated and combined statements of operations.
 For employees in Israel hired after January 2011, we make regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee's rights upon termination. We are relieved from any severance pay liability with respect to deposits made on behalf of each employee. As such, the severance plan is only defined by the monthly contributions made by us, the liability accrued in respect of these employees and the amounts funded are not reflected in the consolidated and combined balance sheets. The portion of liability not funded is included in Other liabilities in the consolidated balance sheets.
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
Expense Allocations
Prior to the spin-off, CTI provided a variety of services to us. CTI directly assigned, where possible, certain general and administrative costs to us based on actual use of those services. Where direct assignment of costs is not possible, or practical, CTI used other indirect methods, to estimate the allocation of costs. Allocated costs include general support services such as information technology, legal services, human resource services, general accounting and finance, and executive support. Substantially all of these allocations are reflected in “Selling, general, and administrative” expenses in our combined statements of operations.
Employee compensation and overhead expenses were allocated utilizing a time study of CTI employees' percentage of time spent on matters related to us. External vendor expenses were allocated based on information provided by the vendor or an internal analysis of benefits derived by us from the services incurred by CTI.
We considered these expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense we would have incurred as an independent company. Actual costs which may have been incurred if we had been a stand-alone company for the fiscal years ended January 31, 2013 and 2012 would depend on a number of factors, including how we chose to organize ourself, and what, if any, functions were outsourced or performed by our employees.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See note 2, Recent Accounting Pronouncements, to the consolidated and combined financial statements included in Item 15 of this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our combined financial position and results of operations. We seek to minimize these risks through regular operating and financing activities, and when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward contracts. It is our policy to enter into derivative transactions only to the extent considered necessary to meet our risk management objectives. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.
Investments
Cash, Cash Equivalents, Restricted Cash and Bank Time Deposits
We invest in cash, cash equivalents. Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial paper, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. Restricted cash and bank time deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle potential indemnification claims arising from the disposition of businesses, to settle specified performance guarantees to customers and vendors, letters of credit, foreign currency transactions in the ordinary course of business and pending tax judgments. Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, restricted cash and bank time deposits are primarily maintained at high credit-quality financial institutions around the world. We maintain cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations. The primary objective of our investment activities is the preservation of principal while maximizing investment income in accordance with our prescribed risk management profile. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
As of January 31, 2014 and 2013, we had cash and cash equivalents totaling approximately $254.6 million and $262.9 million, respectively, and restricted cash and bank time deposits of $34.3 million and $28.5 million, respectively. In addition, we had $33.8 million and $14.0 million of restricted cash classified as a long-term asset as of January 31, 2014 and 2013, respectively.
Interest Rate Risk on Our Investments
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming an average short-term interest rate increase or decrease of 0.5%, or 50 basis points, relative to average rates realized during the fiscal year ended January 31, 2014. Such a change would cause our interest income from cash and cash equivalents and short-term investments for the fiscal year ended January 31, 2015 to increase by approximately $1.5 million, or decrease by approximately $0.5 million.
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
In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the combined statements of operations. We recorded net foreign currency transaction losses of approximately $10.3 million in the fiscal year ended January 31, 2014.
As of January 31, 2014, we had $25.6 million notional amount of foreign currency forward contracts.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2014. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our hedging instruments by approximately $3.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by approximately $2.2 million.
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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of January 31, 2014. Disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2014.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2014.
As previously disclosed, we had a material weakness in internal control over financial reporting as of January 31, 2013, in the area of income taxes as described below along with the actions taken to remediate this material weakness as of January 31, 2014. We have concluded that the material weakness is remediated as of January 31, 2014.
Income taxes. As of January 31, 2013, we did not have adequate personnel with sufficient technical expertise in place for the entire reporting period to properly account for and disclose income taxes in accordance with U.S. GAAP and had ineffective policies and procedures for our income tax provision, resulting in increases or decreases in provisions for income taxes, related tax liabilities and deferred income tax assets and liabilities from our initial assessments and our inability to timely file our Form 10-K for the fiscal year ended January 31, 2013 by its prescribed due date.
Remedial actions. Throughout fiscal 2013 we continued our efforts to simplify and improve our procedures and controls over our complex income tax processes and tax structure and hired and trained appropriate personnel who have a focus on accounting for income taxes on a U.S. GAAP basis enabling us to calculate our tax provisions accurately and timely.
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

I ACT @ Comverse can be found on our website, www.comverse-investors.com. A copy of I ACT @ Comverse is available in print free of charge to any stockholder who requests a copy by sending an email to compliance@comverse.com or by writing to:
Comverse, Inc.
200 Quannapowitt Parkway
Wakefield, MA 01880
Attention: Legal Department-Corporate Secretary
We intend to disclose on our website (www.comverse-investors.com) any amendment to, or waiver from, a provision of I ACT @ Comverse as required by applicable law or NASDAQ rules.
The other information called for by Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2014 annual meeting of stockholders (or the 2014 Proxy Statement), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information called for by Item 11 is set forth under the headings “Compensation of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters” in the 2014 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information about securities authorized for issuance under our equity compensation plan as of January 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,410,490	(1)	$29.45	(2)	1,811,375	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,410,490	(1)	$29.45	(2)	1,811,375	(3)

(1)
Consists of outstanding (i) options to purchase 754,349 shares of common stock and (ii) RSU awards covering an aggregate of 656,141 shares of common stock, of which 81,395 shares were performance-based awards. RSU awards have service requirements only or performance and service requirements. Shares in settlement of vested RSU awards are deliverable on the vesting date.

(2)	Reflects the weighted average exercise price of options only. As RSU awards have no exercise price, they are excluded from the weighted average exercise price calculation set forth in column (b).

(3)
Under the plan, a total of 2.5 million shares were reserved for issuance for awards issued after October 31, 2012, the completion date of the Share Distribution. As of January 31, 2014, RSU and option awards covering an aggregate of 688,625 shares of common stock were granted after October 31, 2012. In addition, a total of 5.0 million shares were reserved for issuance under awards issued as part of the Share Distribution in replacement of CTI awards outstanding prior to the completion of the Share Distribution. Such reserved shares could only be issued pursuant to replacement awards and may not be issued pursuant to any awards issued after the completion of the Share Distribution. RSU and option replacement awards covering an aggregate of 1,293,310 shares of common stock were issued in connection with the Share Distribution.

The other information called for by Item 12 is set forth under the heading “Beneficial Ownership of our Common Stock” in the 2014 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information called for by Item 13 is set forth under the heading “Transactions with Related Persons” and “Corporate Governance and Board Matters” in the 2014 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information called for by Item 14 is set forth under the heading “Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement, and is incorporated herein by reference.

PART IV

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

10.5*†	Form of Deferred Stock Unit Award (incorporated herein by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).
10.6*†	Form of Employee Restricted Stock Unit Award (incorporated hereby by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.7*†	Form of Executive Restricted Stock Unit Award (incorporated hereby by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.8*†	Form of Employee Non Qualified Stock Option Award (incorporated hereby by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.9*	Form of Executive Non Qualified Stock Option Award (incorporated hereby by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
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
10.13*
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.33 of the Registrant's Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.14*†
Employment Agreement, dated as of April 26, 2012, by and among Comverse, Inc., Comverse Technology, Inc. and Philippe Tartavull (incorporated herein by reference to Exhibit 10.23 of the Registrant's Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on July 18, 2012).

10.15*†
Employment Agreement, dated as of July 1, 2012, by and among Comverse, Inc., Comverse Technology, Inc. and Thomas B. Sabol (incorporated herein by reference to Exhibit 10.29 of the Registrant's Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.16*†
Offer Letter, dated as of October 3, 2012, by and between Comverse, Inc. and Gani Nayak (incorporated hereby by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).

10.17*†	Form of Employee Replacement Non Qualified Stock Option Award (incorporated hereby by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.18**†	Form of Director Stock Unit Award.
10.19*
Agreement dated as of March 12, 2014 by and among Comverse, Inc. and Steven R. Becker, Matthew A. Drapkin, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., BD Partners VII, L.P., BD Partners VII SPV, L.P., and BC Advisors, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2014).

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
101.1
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statement of Comprehensive Income (iv) the Consolidated and Combined Statements of Equity, (v) the Consolidated and Combined Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements.****

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

COMVERSE, INC.

April 16, 2014	By:	/s/ Philippe Tartavull
Philippe Tartavull
President and Chief Executive Officer
(Principal Executive Officer)

April 16, 2014	By:	/s/ Thomas B. Sabol
Thomas B. Sabol
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Philippe Tartavull	April 16, 2014
Philippe Tartavull, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas B. Sabol	April 16, 2014
Thomas B. Sabol, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shawn Rathje	April 16, 2014
Shawn Rathje, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ Henry R. Nothhaft	April 16, 2014
Henry R. Nothhaft, Chairman

/s/ Susan D. Bowick	April 16, 2014
Susan D. Bowick, Director

/s/ James Budge	April 16, 2014
James Budge, Director

/s/ Matthew A. Drapkin	April 16, 2014
Matthew A. Drapkin, Director

/s/ Doron Inbar	April 16, 2014
Doron Inbar, Director

/s/ Mark C. Terrell	April 16, 2014
Mark C. Terrell, Director

/s/ Neil Montefiore	April 16, 2014
Neil Montefiore, Director

COMVERSE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Comverse, Inc.
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of Comverse, Inc. and subsidiaries (the "Company") as of January 31, 2014 and 2013, and the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Comverse, Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
April 16, 2014

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$254,580	$262,921
Restricted cash and bank time deposits	34,343	28,484
Accounts receivable, net of allowance of $6,945 and $8,841, respectively	89,361	123,612
Inventories	16,166	24,800
Deferred cost of revenue	14,500	34,031
Deferred income taxes	2,329	17,938
Prepaid expenses	17,000	25,196
Other current assets	1,680	9,923
Total current assets	429,959	526,905
Property and equipment, net	41,541	37,442
Goodwill	150,346	149,987
Intangible assets, net	5,153	7,909
Deferred cost of revenue	45,717	72,121
Deferred income taxes	1,720	9,421
Long-term restricted cash	33,815	14,030
Other assets	40,586	39,975
Total assets	$748,837	$857,790
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$168,406	$185,611
Deferred revenue	239,902	320,347
Deferred income taxes	514	7,689
Income taxes payable	2,102	8,538
Total current liabilities	410,924	522,185
Deferred revenue	113,426	143,725
Deferred income taxes	43,735	41,767
Other long-term liabilities	147,942	168,876
Total liabilities	716,027	876,553
Commitments and contingencies
Equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued, 22,286,123 and 21,934,569 shares, respectively; outstanding, 22,251,226 and 21,933,427 shares, respectively	223	219
Treasury stock, at cost, 34,897 and 1,142 shares, respectively	(1,024)	(33)
Accumulated deficit	(24,251)	(42,937)
Additional paid-in-capital	34,530	2,237
Accumulated other comprehensive income	23,332	21,751
Total equity	32,810	(18,763)
Total liabilities and equity	$748,837	$857,790
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2014	2013	2012
Revenue:
Product revenue	$220,167	$242,104	$276,459
Service revenue	432,334	435,659	494,698
Total revenue	652,501	677,763	771,157
Costs and expenses:
Product costs	116,259	123,152	136,024
Service costs	286,217	308,492	332,843
Research and development, net	67,512	76,461	94,238
Selling, general and administrative	134,031	160,340	175,882
Other operating expenses:
Impairment of goodwill	—	5,605	—
Restructuring expenses	10,783	5,905	20,728
Total other operating expenses	10,783	11,510	20,728
Total costs and expenses	614,802	679,955	759,715
Income (loss) from operations	37,699	(2,192)	11,442
Interest income	614	829	1,755
Interest expense	(847)	(901)	(953)
Interest expense on notes payable to CTI	—	(455)	(409)
Other expense, net	(9,591)	(4,049)	(7,192)
Income (loss) before income tax expense	27,875	(6,768)	4,643
Income tax expense	(9,189)	(13,526)	(25,291)
Net income (loss) from continuing operations	18,686	(20,294)	(20,648)
Income from discontinued operations, net of tax	—	26,542	7,761
Net income (loss)	18,686	6,248	(12,887)
Less: Net income attributable to noncontrolling interest	—	(1,167)	(2,574)
Net income (loss) attributable to Comverse, Inc.	$18,686	$5,081	$(15,461)
Weighted average common shares outstanding:
Basic	22,164,131	21,923,981	21,923,241
Diluted	22,382,234	21,923,981	21,923,241
Net income (loss) attributable to Comverse, Inc.
Net income (loss) from continuing operations	$18,686	$(20,294)	$(20,648)
Income from discontinued operations, net of tax	—	25,375	5,187
Net income (loss) attributable to Comverse, Inc.	$18,686	$5,081	$(15,461)
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic earnings (loss) per share
Continuing operations	$0.84	$(0.93)	$(0.94)
Discontinued operations	—	1.16	0.23
Basic earnings (loss) per share	$0.84	$0.23	$(0.71)
Diluted earnings (loss) per share
Continuing operations	$0.83	$(0.93)	$(0.94)
Discontinued operations	—	1.16	0.23
Diluted earnings (loss) per share	$0.83	$0.23	$(0.71)
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years Ended January 31,
	2014	2013	2012

Net income (loss)	$18,686	$6,248	$(12,887)
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	1,998	511	4,523
Changes in accumulated OCI on cash flow hedges	(417)	111	(630)
Other comprehensive income, net of tax	1,581	622	3,893
Comprehensive income (loss)	20,267	6,870	(8,994)
Less: comprehensive income attributable to noncontrolling interest	—	(1,167)	(2,563)
Comprehensive income (loss) attributable to Comverse, Inc.	$20,267	$5,703	$(11,557)
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Net Investment of CTI	Accumulated Other Comprehensive Income	Comverse, Inc.’s Shareholders’ Equity	Non controlling Interest	Total Equity
Balance, February 1, 2011	—	$—	$—	$—	$—	$(84,602)	$17,095	$(67,507)	$4,216	$(63,291)
Net loss	—	—	—	—	—	(15,461)	—	(15,461)	2,574	(12,887)
Other comprehensive income, net of tax	—	—	—	—	—	—	3,904	3,904	(11)	3,893
Decrease in net investment in CTI	—	—	—	—	—	(8,091)	—	(8,091)	208	(7,883)
Stock-based compensation expense	—	—	—	—	—	4,081	—	4,081	—	4,081
Balance, January 31, 2012	—	$—	$—	$—	$—	$(104,073)	$20,999	$(83,074)	$6,987	$(76,087)
Net income (loss)	—	—	—	—	10,777	(5,696)	—	5,081	1,167	6,248
Other comprehensive income, net of tax	—	—	—	—	—	—	622	622	—	622
Exercise of stock options	8,534	—	—	233	—	—	—	233	—	233
Common stock issued for restricted stock unit awards	2,794	—	(33)	—	—	—	—	(33)	—	(33)
Stock-based compensation expense	—	—	—	2,004	—	6,036	—	8,040	—	8,040
Impact from other equity transactions	—	—	—	—	—	—	—	—	185	185
CTI contribution	—	—	—	—	—	47,740	—	47,740	—	47,740
Reclassification of net investment in CTI to Common Stock and Accumulated Deficit in connection with Share Distribution	21,923,241	219	—	—	(53,714)	53,495	—	—	—	—
Starhome Disposition	—	—	—	—	—	2,498	130	2,628	(8,339)	(5,711)
Balance, January 31, 2013	21,934,569	$219	$(33)	$2,237	$(42,937)	$—	$21,751	$(18,763)	$—	$(18,763)
Net income	—	—	—	—	18,686	—	—	18,686	—	18,686
Other comprehensive income, net of tax	—	—	—	—	—	—	1,581	1,581	—	1,581
Exercise of stock options	41,250	1	—	1,108	—	—	—	1,109	—	1,109
Common stock issued for restricted stock unit awards	310,304	3	(991)	(3)	—	—	—	(991)	—	(991)
Stock-based compensation expense	—	—	—	10,208	—	—	—	10,208	—	10,208
CTI contribution	—	—	—	20,980	—	—	—	20,980	—	20,980
Balance, January 31, 2014	22,286,123	$223	$(1,024)	$34,530	$(24,251)	$—	$23,332	$32,810	$—	$32,810
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$18,686	$6,248	$(12,887)
Net income from discontinued operations	—	(26,542)	(7,761)
Non-cash items
Depreciation and amortization	19,032	31,865	34,165
Impairment of goodwill	—	5,605	—
Provision for doubtful accounts	1,293	518	4,811
Stock-based compensation expense	10,208	7,517	3,660
Deferred income taxes	17,345	(11,724)	2,807
Inventory write-downs	4,239	6,097	4,456
Other non-cash items, net	(765)	1,244	(91)
Changes in assets and liabilities:
Accounts receivable	32,498	9,538	22,150
Inventories	374	(7,085)	(2,788)
Deferred cost of revenue	45,882	36,124	37,760
Prepaid expense and other current assets	12,845	14,881	4,852
Accounts payable and accrued expenses	(12,926)	(19,806)	(35,989)
Income tax payable	(7,237)	37,828	(2,582)
Deferred revenue	(110,828)	(85,036)	(70,894)
Tax contingencies	(24,036)	17,889	5,194
Other assets and liabilities	11	3,029	(224)
Net cash provided by (used in) operating activities - continuing operations	6,621	28,190	(13,361)
Net cash (used in) provided by operating activities - discontinued operations	—	(1,277)	11,807
Net cash provided by (used in) operating activities	6,621	26,913	(1,554)
Cash flows from investing activities:
Purchase of other assets	—	(1,131)	—
Proceeds from sale of Starhome B.V., net of cash sold of $30.9 million	—	6,340	—
Purchase of property and equipment	(12,341)	(5,402)	(5,371)
Net change in restricted cash and bank time deposits	(26,918)	(4,678)	(4,432)
Other, net	962	389	1,068
Net cash used in investing activities	(38,297)	(4,482)	(8,735)
Cash flows from financing activities:
Decrease in net investment by CTI	—	1,052	(7,861)
Borrowings under note payable to CTI	—	9,500	1,500
CTI capital contribution	25,000	38,500	—
Repayment of line of credit and other financing obligations	—	—	(6,031)
Repurchase of common stock	(991)	(33)	—
Proceeds from exercises of stock options	1,108	233	—
Other, net	1	—	(25)
Net cash provided by (used in) financing activities	25,118	49,252	(12,417)
Effects of exchange rates on cash and cash equivalents	(1,783)	(1,954)	2,860
Net (decrease) increase in cash and cash equivalents	(8,341)	69,729	(19,846)
Cash and cash equivalents, beginning of year including cash from discontinued operations	262,921	193,192	213,038
Cash and cash equivalents, end of year including cash from discontinued operations	254,580	262,921	193,192
Less: cash and cash equivalents of discontinued operations, end of year	—	—	(32,466)
Cash and cash equivalents, end of year	$254,580	$262,921	$160,726
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company is a leading provider of telecom business enablement solutions for communication service providers (“CSPs”) through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. The Company provides converged, prepaid and postpaid billing and active customer management systems (“BSS”) for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control.

•
Policy Solutions. The Company provides CSPs with the ability to better manage their data networks and to better monetize their data network investment through its Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Digital Services. The Company enables network-based voice and messaging (including voicemail, visual voicemail, call completion, short messaging service ("SMS"), and multimedia picture and video messaging ("MMS")), and digital lifestyle services and Internet Protocol ("IP") based rich communication services (including group chat, file transfer, video share, social, presence and geo-location information).

•
Managed and Professional Services. The Company offers a portfolio of services related to its solutions following the completion of the delivery of the project to the customer (referred to as managed services).

The Share Distribution
On October 31, 2012, CTI completed the spin-off of the Company as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of the Company's outstanding common shares to CTI's shareholders (the “Share Distribution”). Following the Share Distribution, CTI no longer holds any of the Company's outstanding capital stock, and the Company is an independent publicly-traded company.
Immediately prior to the Share Distribution, CTI contributed to the Company Exalink Ltd. (“Exalink”), CTI's wholly-owned subsidiary. Other than holding certain intellectual property rights, Exalink has no operations. Following the Share Distribution, the Company and CTI operated independently, and neither had any ownership interest in the other. In order to govern certain ongoing relationships between CTI and the Company after the Share Distribution and to provide mechanisms for an orderly transition, CTI and the Company entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and CTI and the Company agreed to indemnify each other against certain liabilities that may arise from their respective businesses and the services that are provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. (“Verint”) discussed below, these obligations continue to apply between the Company and Verint (see Note 3, Expense Allocations and Share Distribution Agreements).
Upon completion of the Share Distribution, the Company's shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” In connection with the Share Distribution, the Company (1) recapitalized its Net Investment of CTI with its common stock, whereby each holder of CTI common shares outstanding as of the record date for the Share Distribution received one share of the Company's common stock for every ten CTI common shares held thereby, which resulted in the issuance of approximately 21.9 million shares of the Company's common stock, (2) received contributions from CTI of $38.5 million in cash and $1.4 million of property and equipment based on CTI's book value, (3) recorded transfers of lease deposits of $0.8 million and deferred lease cost of $1.0 million from CTI, (4) assumed $0.7 million of employee related liabilities transferred to the Company from CTI, and (5) settled borrowings under a revolving loan agreement of $9.0 million and note payable by the Company to CTI of $9.4 million through a capital contribution to the Company's equity by CTI (see Note 11, Debt). In addition, on November 1, 2012 in connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards (see Note 15, Stock-Based Compensation).

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Expense Allocations and Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (the "Escrow Release Date"), less any claims made on or prior to such date, will be released to the Company. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of January 31, 2014, the Company continues to classify the restricted cash balance as "Long-term restricted cash" in the Consolidated Balance Sheets until it can be determined if any future claims would restrict the release of such escrow funds. As of the closing of the Verint Merger, the Company recognized the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI. As of January 31, 2014, the estimated fair value of the potential indemnification liability is $3.8 million.
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
As a result of the Starhome Disposition, the results of operations of Starhome, including the gain on sale of Starhome, net of tax, are included in discontinued operations, less applicable income taxes, as a separate component of net income (loss) in the Company’s consolidated and combined statements of operations for the fiscal years ended January 31, 2013 and 2012 (see Note 16, Discontinued Operations).
Basis of Presentation
The consolidated and combined financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The Company’s combined financial statements for the periods prior to the Share Distribution have been derived from the consolidated financial statements and accounting records of CTI, using the historical results of operations, and historical basis of assets and liabilities of the Company’s businesses, which operated under common control of CTI. The Company’s combined financial statements combine, on the basis of common control, the results of operations and financial position of the Company and its subsidiaries with Starhome (66.5% owned by CTI as of January 31, 2012) and Exalink prior to CTI contributing Starhome and Exalink to the Company on September 19, 2012 and October 31, 2012, respectively. Management believes the assumptions and methodologies underlying the allocation of general, corporate expenses from CTI are reasonable (see Note 3, Expense Allocations and Share Distribution Agreements). However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly-traded company. As such, the combined financial statements for periods prior to the Share Distribution included herein may not necessarily reflect what its results of operations, financial position, comprehensive income (loss) or cash flows would have been had the Company been an independent company during the periods presented. Subsequent to the Share Distribution, the financial statements are consolidated.
Prior to the Share Distribution, transactions between the Company and CTI and CTI’s other subsidiaries were identified in the consolidated and combined financial statements as transactions between related parties (see Note 22, Related Party Transactions).
For the purposes of the consolidated and combined statements of cash flows, prior to the Share Distribution, the Company reflected changes in unpaid balances with CTI as a financing activity.
Intercompany accounts and transactions within the Company have been eliminated.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Segment Reporting
The Company determines its reportable segments in accordance with the Financial Accounting Standards Board's (the “FASB”) guidance relating to disclosures about segments of an enterprise and related information. The Company's Chief Executive Officer is its chief operating decision maker (the “CODM”). The CODM uses segment performance as its primary basis for assessing the financial results of the operating segments and for the allocation of resources (see Note 20, Business Segment Information, for additional discussion, including the definition of segment performance).
The Company's operating and reportable segments are as follows:

•
BSS, which conducts the Company's converged, prepaid and postpaid billing and active customer management systems business along with its policy solutions products and includes groups engaged in product management, delivery, support, professional services, research and development and product sales support; and

•
Digital Services, which conducts the Company's digital services business and includes groups engaged in product management, delivery, support, professional services, research and development and product sales support.

The Company does not maintain separate balance sheets for the BSS and Digital Services segments.
The results of operations of the Company's global corporate functions, that provide common support to its segments, are included in the column captioned “All Other” as part of the Company's business segment presentation. All Other includes sales, marketing, finance, legal, and management as they provide services to both the BSS and Digital Services segments. In addition, there are certain delivery, support, and research and development groups that provide common support to the BSS and Digital Services segments, and therefore the costs of these common groups are included in All Other.
Starhome's results of operations are included in discontinued operations and therefore not presented in segment information.
Historically, Mobile Internet (“Comverse MI”), which was renamed Policy and is responsible for the Company's mobile Internet and policy products, and Netcentrex, an IP-based solution that provides carrier-hosted enterprise and consumer IP services, were included in All Other. Effective in the three months ended January 31, 2014 ("fourth quarter of fiscal 2013"), Comverse MI and Netcentrex have been combined with the Comverse BSS and Comverse Value Added Services (“VAS”) segments, respectively, to form the “BSS” and “Digital Services” segments. The change in segment reporting aligns with information reviewed by the Company's CODM, a change in management structure and the convergence of operations to take advantage of potential synergies. Accordingly, the results presented under segment reporting reflect the change in segment reporting for all periods presented to conform to the current period segment reporting structure. The change in segment reporting does not affect the Company’s previously reported consolidated and combined financial statements.
Use of Estimates
The preparation of the consolidated and combined financial statements and the accompanying notes in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.
The most significant estimates among others include:

•
Estimates relating to the recognition of revenue, including the determination of vendor specific objective evidence (“VSOE”) of fair value and the determination of best estimate of selling price for multiple element arrangements;

•	Fair value of stock-based compensation;

•	Fair value of reporting units for the purpose of goodwill impairment testing;

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on percentage-of-completion (“POC”) projects;

•	Valuation of inventory;

•	Israel employees severance pay;

•	Probability assessment of performance based stock units vesting;

•	Allowance for doubtful accounts;

•	Valuation of other intangible assets; and

•	Allocation of expenses by CTI to the Company.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company’s actual results may differ from its estimates.
Functional Currency and Foreign Currency Translation and Transactions
The determination of the functional currency for the Company's foreign subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the sales market in which the subsidiary operates and the currency in which the subsidiary's financing is denominated. For foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated using current exchange rates at the balance sheet date, and income and expense accounts using average exchange rates for the period, except revenue previously deferred which is translated using historical rates. The resulting foreign currency translation adjustments are reported as a separate component of “Other comprehensive income (loss), net of tax” in the consolidated and combined statements of comprehensive income (loss). For foreign subsidiaries whose functional currency is not the local currency, remeasurement gains and losses are recorded during each period in “Other expense, net” in the consolidated and combined statements of operations.
Unrealized and realized foreign currency transaction gains and losses on transactions denominated in currencies other than the functional currency of the entity are included in the consolidated and combined statements of operations in “Other expense, net” for the period in which the exchange rates changed.
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
Restricted Cash and Bank Time Deposits
Restricted cash and bank time deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments. Cash expected to be restricted for more than one year from the balance sheet date is classified as long-term restricted cash. Restricted bank time deposits generally consist of certificates of deposit with original maturities of twelve months or less.
Accounts Receivable, Net
The application of revenue recognition guidance often results in circumstances for which the Company is unable to recognize revenue relating to sales transactions that have been billed. In these circumstances, the Company does not recognize the deferred revenue or the related accounts receivable and no amounts are recognized in the consolidated balance sheets for such transactions with the exception of certain arrangements recognized in accordance with the FASB's guidance relating to accounting for performance of construction-type and certain production-type contracts. Only to the extent that the Company has recognized revenue and not received cash for such transactions are amounts included in “Accounts receivable, net.” Also, only to the extent that the Company has received cash for such transactions is the amount included in “Deferred revenue” in the consolidated balance sheets.
Accounts receivable, net includes $13.9 million and $15.5 million of a long-term contract as of January 31, 2014 and 2013, respectively, which has associated corresponding deferred revenue classified in current liabilities of $46.5 million and $44.6 million as of January 31, 2014 and 2013, respectively.
Allowance for Doubtful Accounts
The Company estimates the collectability of its accounts receivable balances for each accounting period and adjusts its allowance for doubtful accounts accordingly. The Company exercises judgment in assessing the collectability of accounts receivable, including consideration of current economic conditions, the creditworthiness of customers, their collection history and the related aging of past due receivables balances. The Company evaluates specific accounts when it becomes aware that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy or other factors that may affect such customer's ability to meet its payment obligations. The Company expenses uncollectible trade receivables when all collection efforts have been exhausted and the Company believes the amount will not be collected.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	Balance at Beginning of Fiscal Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Other	Balance at End of Fiscal Year
	(In thousands)
Allowance for doubtful accounts:
Fiscal Year Ended January 31, 2014	$8,841	$1,293	$(3,132)	$(57)	$6,945
Fiscal Year Ended January 31, 2013	9,168	518	(928)	83	8,841
Fiscal Year Ended January 31, 2012	7,669	4,811	(3,166)	(146)	9,168
Investments
The Company accounts for investments in accordance with the FASB's guidance relating to accounting for certain investments in debt and equity securities. Purchases are recorded on the settlement date.
Interest on short-term investments is recognized in the consolidated and combined statements of operations when earned. Realized gains and losses on available-for-sale securities are recognized when securities are sold and are calculated using the specific identification method, and are recorded in “Other expense, net” in the consolidated and combined statements of operations. Unrealized gains and losses, net of taxes, are recorded as a component of “Accumulated other comprehensive income” in the consolidated and combined statements of equity.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out or weighted-average methods which approximates the first-in, first-out method. The Company reduces the carrying value of inventory when it holds excess or obsolete inventories determined through an evaluation of both historical usage and expected future demand. Part of the raw materials comprises software licenses, which are capitalized into inventory upon purchase from a vendor when the license will be used by the Company as part of its deliverables to its customers. Such expenses are included as a component of “Product costs” in the consolidated and combined statements of operations.
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

	Useful Life in Years
	Shortest	Longest
Lab equipment	5	5
Technology equipment	3	7
Software	1	5
Leasehold improvements	3	15
Production equipment	1	6
Furnishings	3	10

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
Noncontrolling Interest
Noncontrolling interest represents the minority shareholders' interest in Starhome, the Company's former majority-owned subsidiary (see Note 16, Discontinued Operations). The Company recognizes income attributable to the noncontrolling interest as a separate component of net income (loss) in the Company's consolidated and combined statements of operations.
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
The Company applies the FASB's guidance when testing goodwill for impairment which permits the Company to make a qualitative assessment of whether goodwill is impaired, or opt to bypass the qualitative assessment, and proceed directly to performing the first step of the two-step impairment test. If the Company performs a qualitative assessment and concludes it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired and the two-step impairment test is unnecessary. However, if the Company concludes otherwise, it is then required to perform the first step of the two-step impairment test.
The Company has the unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
For reporting units where the Company decides to perform a qualitative assessment, the Company's management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, financial performance and trends, strategies and business plans, capital requirements, management and personnel issues, and stock price, among others. Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit's fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more-likely-than-not that the fair value of a reporting unit exceeds its carrying amount.
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
The Company recorded an impairment charge of approximately $5.6 million for the fiscal year ended January 31, 2013. The Company did not record any impairment of goodwill for the fiscal years ended January 31, 2014 and 2012.
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
The Company did not record any impairment of intangible assets for the fiscal years ended January 31, 2014, 2013 and 2012.
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
Derivative Instruments and Hedge Accounting
As part of the Company's risk management strategy, it uses derivative financial instruments, primarily forward contracts, to hedge against certain foreign currency exposures. The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets at their fair value on a trade date basis. Short-term derivatives in a gain position are reported in “Prepaid expenses and other current assets” in the consolidated balance sheets and derivatives in a loss position are recorded in “Other current liabilities” in the consolidated balance sheets.
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
When derivative financial instruments qualify for cash flow hedge accounting, the Company records the effective portion of changes in fair value as part of other comprehensive income (loss) in the consolidated and combined statements of equity. When the hedged item is recognized in the consolidated and combined statements of operations, the related derivative gain or loss is reclassified from “Accumulated other comprehensive income (loss)” in the consolidated and combined statements of equity to the consolidated and combined statements of operations within the line item in which the hedged item is recorded. The cash flows from a derivative financial instrument qualifying for cash flow hedge accounting are classified in the consolidated and combined statements of cash flows in the same category as the cash flows from the hedged item.
If a derivative financial instrument does not qualify for hedge accounting, the Company records the changes in fair value of derivative instruments in “Other expense, net” in the consolidated and combined statements of operations.
The Company does not purchase, hold or sell derivative financial instruments for trading and speculative purposes.
Concentration of Credit Risk
Financial instruments, which potentially expose the Company to credit risk, consist primarily of investments, derivatives and accounts receivable. From time to time, the Company invests excess cash in high credit-quality financial institutions and invests primarily in money market funds placed with major banks and financial institutions and corporate commercial paper. The Company believes that the financial institutions that hold its cash and liquid investments are financially sound and accordingly minimal credit risk exists with respect to these balances.
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
For the fiscal years ended January 31, 2014 and 2013, one customer represented approximately 18% and 14%, respectively, of total revenue, in which revenue is attributable to the Digital Services segment. No customer accounted for 10% or more of total revenue for the fiscal year ended January 31, 2012.
For the fiscal years ended January 31, 2014 and 2013, one customer accounted 16% and 13% of the combined accounts receivable as of January 31, 2014 and 2013, respectively. The revenues related to these receivables have been completely deferred in each of the periods presented. Additionally, another customer accounted for 13% of the combined accounts receivable as of January 31, 2013. The Company believes that no significant customer credit risk exists other than what is reserved.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company depends on a limited number of suppliers and manufacturers for certain components and is exposed to the risk that these suppliers and manufacturers will not be able to fill its orders on a timely basis and at the specifications it requires.
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
Certain of the Company's multiple element arrangements include hardware that functions together with software to provide the essential functionality of the product. Therefore, such arrangements entered into or materially modified on or after February 1, 2011 are no longer accounted for in accordance with the FASB's software accounting guidance. Accordingly, the selling price used for each deliverable is based on VSOE of fair value, if available, third party evidence (“TPE”) of fair value if VSOE is not available, or the Company's best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. In determining the units of accounting for these arrangements, the Company evaluates whether each deliverable has stand-alone value as defined in the FASB's guidance. Given that the hardware and software function together to provide the essential functionality of the product and each element is critical to the overall tangible product sold, neither the software nor the hardware have stand-alone value. Professional services performed prior to the product's acceptance do not have stand-alone value and are therefore combined with the related hardware and software as one non-software deliverable. After determining

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

the fair value for each deliverable, the arrangement consideration is allocated using the relative selling price method. Revenue is recognized accordingly for each deliverable once the respective revenue recognition criteria are met for that deliverable.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
Some of the Company's arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is typically recognized in accordance with the FASB's guidance for long-term construction type contracts using the POC method.
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
The change in profit estimate of one BSS contract accounted for under the percentage of completion method negatively impacted income from operations by $14.8 million during the fiscal year ended January 31, 2013. Although there were no individually large profit estimate adjustments during fiscal year 2013, the fourth fiscal quarter ended January 31, 2014 was impacted by the recording of loss contract reserves of $7.1 million for three contracts accounted for under the Percentage of Completion method.
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
Professional Services Only Arrangements
Based on the type and nature of its professional-services-only arrangements, the Company recognizes revenue using either the proportional performance method, ratable recognition, completed performance method or on a time and materials basis. For fixed-fee arrangements recognized based on the proportional performance method, the Company typically measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. For fixed-fee arrangements recognized based on the completed performance method, the Company recognizes revenue once the services are completed and there are no other obligations of the Company. The Company recognizes revenue for time and materials arrangements as the services are performed based on contractually stipulated billing rates.
Product and Service Costs
The Company's cost of revenue primarily consists of (i) material costs, (ii) compensation and related overhead expenses for personnel involved in the customization of its products, customer delivery and maintenance and professional services, (iii) contractor costs, (iv) royalties and license fees, (v) depreciation of equipment used in operations, and (vi) amortization of capitalized software costs and certain purchased intangible assets.
When revenue is recognized over multiple periods in accordance with the Company's revenue recognition policies, the material cost, including hardware and third party software license fees are deferred and amortized over the same period that product revenue is recognized. These costs are recognized as “Deferred cost of revenue” on the consolidated balance sheets. However, the Company has made an accounting policy election whereby the cost for installation and other service costs are expensed as incurred, except for arrangements recognized in accordance with the FASB's guidance for long-term construction type contracts.
For certain contracts where revenue is recognized in accordance with the FASB's guidance for long-term construction type contracts, revisions in estimates of costs are reflected in the accounting period in which the facts that require the revision become known. These costs include all direct material and labor costs and overhead related to contract performance.
Research and Development, Net
Research and development, net expenses primarily consist of personnel-related costs involved in product development and third party development and programming costs. Research and development costs are expensed as incurred.
A portion of the Company’s research and development operations are located in Israel, where certain of the Company’s subsidiaries derive benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities in Israel. Certain of the Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the funding organization reimburses a portion of the Company’s research and development expenditures under approved project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacturing of OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay increased royalties or a redemption fee calculated according to the applicable regulations.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company’s gross research and development expenses for the fiscal years ended January 31, 2014, 2013 and 2012 were $67.6 million, $77.0 million and $94.3 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2014, 2013 and 2012, were $0.1 million, $0.5 million and $0.1 million, respectively, which were recorded as a reduction to gross research and development expenses within “Research and development, net” in the consolidated and combined statements of operations.
Software Costs
Costs of software developed for internal use are capitalized in accordance with the FASB's guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. These costs are included in “Property and equipment, net” in the consolidated balance sheets.
Sales and Marketing
Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions and other programs. In addition, the Company's customer acquisition and origination costs, including sales and agent commissions are expensed when incurred, with the exception of certain sales referral fees that are capitalized and amortized ratably over the revenue recognition period. Advertising costs are expensed as incurred.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award derived using the Black-Scholes option-pricing model and the cost is recognized as expense ratably over the award's vesting period, which generally vest ratably over two or three years and expire ten years from the date of grant. The Black-Scholes model requires making certain assumptions used within the model, the most significant of which are the stock price volatility assumption over the term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. Other assumptions include the risk-free rate of return and dividends during the expected term.
The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on historical experience of Comverse employees while employed by CTI prior to the Share Distribution. The forfeiture assumption is adjusted to the actual forfeitures that occur. Therefore, changes in the forfeiture assumptions may impact the amount and timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.
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
APIC Pool
The long form method is used to determine the Company's pool of excess tax benefits available within additional paid-in capital. Excess tax benefits resulting from stock option exercises are recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (that is, the tax benefit realized is less than the amount previously recognized through periodic stock-based compensation expense recognition and related deferred tax accounting), the shortfall is charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
The Company was included in the CTI consolidated federal and certain combined state income tax returns until completion of the Share Distribution. As such, the Company was not a separate taxable entity for U.S. federal and certain state income tax purposes until completion of the Share Distribution. In addition, the Company did not have a written tax sharing agreement with CTI. The Company's provisions for income taxes and related balance sheet accounts were presented as if the Company were a separate taxpayer (“separate return method”). This method of allocating the CTI consolidated current and deferred income taxes was systematic, rational and consistent with the asset and liability method. The separate return method represented a hypothetical computation assuming that the reported revenue and expenses of the Company were incurred by a separate taxable entity. Accordingly, the reported provision for income taxes and the related balance sheet accounts (including but not limited to the NOL deferred tax assets) did not equal the amounts that were allocable to the Company under the applicable consolidated federal and state tax laws. Further, as the Company did not have a tax-sharing agreement with CTI in place, the expected payable was treated as a dividend to the parent.
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
The Company adjusts its estimated liability for uncertain tax positions periodically because of new information discovered as a function of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The combined tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate as well as any related estimated interest. The Company's policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense (see Note 19, Income Taxes).
As part of the Company's accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment expenses associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the fiscal period any impairment is recorded. Amortization expenses associated with acquired intangible assets are generally not tax deductible pursuant to the Company's existing tax structure; however, deferred taxes have been recorded for non-deductible amortization expenses as a part of the purchase price allocation process. The Company has taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates, in establishing the related deferred tax liabilities. Under the FASB's guidance, the income tax benefit from future releases of the acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the consolidated and combined statements of operations, rather than as an adjustment to the purchase price allocation.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income
The following table summarizes the Company’s accumulated other comprehensive income as of the dates presented:

	January 31,
	2014	2013
	(In thousands)
Foreign currency translations	$23,274	$21,276
Cash flow hedges, net of tax	58	475
Accumulated other comprehensive income	$23,332	$21,751
Contingencies
Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The Company accrues for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Legal costs are expensed as incurred.
Restructuring
The Company has developed and implemented restructuring initiatives to improve efficiencies across the organization, reduce operating expenses, and better align its resources to market conditions. As a result of these plans, the Company has recorded restructuring expenses comprised principally of employee severance and associated termination costs related to the reduction of its workforce, office closures, losses on subleases and contract termination costs.
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

2.	RECENT ACCOUNTING PRONOUNCEMENTS
The Company is currently classified as an emerging growth company and as such, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to follow the required adoption dates for private companies. Therefore, the adoption dates below reflect the Company's current classification.
Standards Implemented
In July 2012, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on indefinite-lived intangible assets. The new guidance provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more-likely-than-not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount and recognize an impairment loss, if any, to the extent the carrying value exceeds its fair value. The guidance was effective for the Company for its annual impairment tests in the fiscal year ended January 31, 2014. The adoption of this guidance for the annual impairment test did not have any impact on its consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
Expense Allocations
CTI provided a variety of services to the Company prior to the Share Distribution. CTI directly assigned, where possible, certain general and administrative costs to the Company based on actual use of those services. Where direct assignment of costs was not possible, or practical, CTI used other indirect methods to estimate the allocation of costs. Allocated costs include general support services such as information technology, legal services, human resource services, general accounting and finance, and executive support. Substantially all of these allocations are reflected in “Selling, general, and administrative” expenses in the Company’s combined statements of operations prior to the Share Distribution.
Employee compensation and overhead expenses were allocated utilizing a time study of CTI employees’ percentage of time spent on Company-related matters. External vendor expenses were allocated based on information provided by the vendor or an internal analysis of benefits derived by the Company from the services incurred by CTI.
The Company considered these expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as an independent company. Actual costs which may have been incurred if the Company had been an independent company for the fiscal years ended January 31, 2013 and 2012 would depend on a number of factors, including how the Company chose to organize itself, and what, if any, functions were outsourced or performed by the Company’s employees.
The following table presents the expense allocations from CTI reflected in the Company’s consolidated and combined statements of operations:

	Fiscal Years Ended January 31,
	2013	2012
	(In thousands)
Employee compensation expenses	$2,623	$6,665
Overhead expenses and external vendor expenses	3,396	8,800
Total	$6,019	$15,465
Net Investment of CTI
CTI primarily used a centralized approach for cash management and for financing of its operations with all related activity between the Company and CTI, reflected as equity transactions in “Net investment of CTI” in the combined statement of equity as of January 31, 2012. Intercompany transactions between the Company and CTI primarily included: (i) borrowings from CTI used to fund operations and capital expenditures, as well as repayment thereof and (ii) allocations of CTI’s corporate expenses identified above. As disclosed in Note 1, in connection with the Share Distribution, the Company recapitalized its Net Investment of CTI with the issuance of the Company's common stock.
Certain loan arrangements between CTI and the Company that were not included in “Net investment of CTI” are disclosed in Note 11, Debt and Note 22, Related Party Transactions.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Share Distribution Agreements
The Company entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with CTI in connection with the Share Distribution. In particular, the Distribution Agreement, among other things, provides for the allocation between the Company and CTI of various assets, liabilities and obligations attributable to periods prior to the Share Distribution. Under the Distribution Agreement, the Company agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of the Company's indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that were known by CTI but not included on the net worth statement delivered by CTI at the closing of the Verint Merger. The Company's uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to the Company's business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of the Company (including but not limited to the Israeli optionholder suits discussed in Note 24, Commitments and Contingencies); any failure by the Company to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of the Company; claims related to the Starhome Disposition; certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company. The escrow funds cannot be used for claims related to the Israeli optionholder suits. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of January 31, 2014, the Company continues to classify the restricted cash balance as "Long-term restricted cash" in the Consolidated Balance Sheets until it can be determined if any future claims would restrict the release of such escrow funds. The Company also assumed all pre-Share Distribution tax obligations of each of the Company and CTI.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

4.	INVENTORIES
Inventories consist of the following:

	January 31,
	2014	2013
	(In thousands)
Raw materials	$11,445	$17,318
Work in process	4,612	7,436
Finished goods	109	46
	$16,166	$24,800

5.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of:

	January 31,
	2014	2013
	(In thousands)
Lab equipment	$68,958	$74,093
Technology equipment	63,909	65,369
Software	27,006	26,762
Leasehold improvements	23,210	17,510
Production equipment	16,286	16,235
Furniture and fixtures	8,510	7,358
	207,879	207,327
Less accumulated depreciation and amortization	(166,338)	(169,885)
Total	$41,541	$37,442

Depreciation and amortization expense of property and equipment was $16.3 million, $17.7 million and $16.9 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. The Company also wrote off and disposed of property and equipment, net of $0.5 million, $0.4 million and $2.3 million during the fiscal years ended January 31, 2014, 2013 and 2012, respectively, recorded in "Selling, general and administrative" in the consolidated and combined statements of operations.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

6.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the fiscal years ended January 31, 2014, 2013 and 2012 are as follows:

	BSS (1)	Digital Services (2)	Total
	(In thousands)
For the Year Ended January 31, 2012
Goodwill, gross, at January 31, 2011	$89,654	$222,495	$312,149
Accumulated impairment losses at January 31, 2011	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2011	89,654	66,040	155,694
Effect of changes in foreign currencies and other	(103)	(74)	(177)
Goodwill, net, at January 31, 2012	$89,551	$65,966	$155,517
For the Year Ended January 31, 2013
Goodwill, gross at January 31, 2012	$89,551	$222,421	$311,972
Accumulated impairment losses at January 31, 2012	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2012	89,551	65,966	155,517
Impairment of Comverse MI goodwill	(5,605)	—	(5,605)
Effect of changes in foreign currencies and other	46	29	75
Goodwill, net, at January 31, 2013	$83,992	$65,995	$149,987
For the Year Ended at January 31, 2014
Goodwill, gross, at January 31, 2013	$89,597	$222,450	$312,047
Accumulated impairment losses at January 31, 2013	(5,605)	(156,455)	(162,060)
Goodwill, net, at January 31, 2013	83,992	65,995	149,987
Effect of changes in foreign currencies and other	201	158	359
Goodwill, net, at January 31, 2014	$84,193	$66,153	$150,346
Balance at January 31, 2014
Goodwill, gross, at January 31, 2014	$89,798	$222,608	$312,406
Accumulated impairment losses at January 31, 2014	(5,605)	(156,455)	(162,060)
Goodwill, net, at January 31, 2014	$84,193	$66,153	$150,346

(1)	The goodwill associated with Comverse MI, previously included in Comverse Other, was impaired during the fiscal year ended January 31, 2013.

(2)	The goodwill associated with Netcentrex, previously included in Comverse Other, was impaired during the fiscal year ended January 31, 2009 and prior fiscal years.
The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. Under the Company's current segment structure, the BSS and Digital Services segments have been evaluated and it has been determined that for each segment the fair value significantly exceeds the book value.
During the fiscal year ended January 31, 2013, Comverse MI, previously included in Comverse Other, experienced intensified competition, price erosion, and significant decline in capacity upgrades from existing customers, resulting in an impairment charge of approximately $5.6 million during the fiscal year ended January 31, 2013.
The Company used the adjusted net asset value method to determine the fair value of Comverse MI. Within this method, the Company estimated the amount a market participant would be willing to pay for each of the individual assets of the Comverse MI, net of liabilities. The Company's estimate was based on a number of subjective factors, including: (i) the realizable value resulting from the sale of accounts receivables and inventory, and fixed assets, (ii) the magnitude and timing of future revenue streams associated with Comverse MI's technology and trademarks, and (iii) an estimated discount rate with which to calculate the net present value of forecasted cash flows.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

7.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

		January 31,
	Useful Life	2014	2013
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$98,000	$98,000
Customer relationships	6 to 10 years	36,033	35,831
Trade names	3 to 10 years	3,400	3,400
Total Intangible Assets		137,433	137,231
Accumulated amortization:
Acquired technology		98,000	98,000
Customer relationships		30,880	27,922
Trade names		3,400	3,400
		132,280	129,322
Total		$5,153	$7,909
Acquired intangible assets, net relate to the BSS segment as of January 31, 2014 and 2013.
Amortization of intangible assets was $2.8 million, $14.1 million and $17.3 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. In connection with its testing of goodwill for impairment, the Company also tested long-lived assets, including finite-lived intangible assets. The Company did not record an impairment charge related to finite-lived intangible assets for the fiscal years ended January 31, 2014, 2013 and 2012.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2015	$2,771
2016	2,382
$5,153

8.	OTHER ASSETS
Other assets consisted of the following:

	January 31
	2014	2013
	(In thousands)
Severance pay fund (1)	$33,482	$36,273
Deposits	2,956	1,671
Other (2)	4,148	2,031
	$40,586	$39,975

(1)	Represents deposits into insurance policies to fund severance liability of the Company's Israeli employees (see Note 14, Other Long-Term Liabilities).

(2)	Includes a $1.2 million and $1.1 million cost-method investment in a subsidiary of a significant customer as of January 31, 2014 and 2013, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	January 31,
	2014	2013
	(In thousands)
Accrued compensation and benefits	$51,150	$56,924
Accounts payable	42,273	46,839
Accrued legal, audit and professional fees	2,120	2,860
Accrued taxes-other than income taxes	23,357	30,840
Accrued commissions	10,567	13,242
Accrued outside services-contractors	19,758	17,110
Accrued workforce reduction and restructuring	4,345	5,639
Accrued travel and entertainment	2,258	3,138
Other accrued expenses (1)	12,578	9,019
	$168,406	$185,611

(1)	Includes liabilities related to the Company’s 401(k) Plans.
The Company maintains a 401(k) plan for its full-time employees. These plans allow eligible employees to elect to contribute up to 60% of their annual compensation, subject to the prescribed maximum amount. The Company matches employee contributions at a rate of 50%, limited to a maximum annual matched contribution of $2,000 per employee. Employee contributions are always fully vested. The Company’s matching contributions for each year vest on the last day of the calendar year providing the employee remains employed with the Company on that day. The Company’s matching contributions to the 401(k) plan amounted to $0.9 million for each of the fiscal years ended January 31, 2014, 2013 and 2012, respectively.

10.	RESTRUCTURING
The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions. Restructuring expenses are recorded within Other operating expenses in the consolidated and combined statements of operations.
Fourth Quarter 2012 Initiatives
During the fourth quarter of fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. In relation to this restructuring plan, the Company recorded severance-related costs of $7.1 million and facilities-related costs of $5.3 million for the fiscal year ended January 31, 2014. During the fiscal year ended January 31, 2014, the Company paid severance and facilities-related costs of $8.1 million, $1.6 million, respectively. The severance and facilities-related costs accrued under the plan are expected to be paid by April, 2014 and October, 2019, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity, and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in Digital Services and implementing further cost savings through operational efficiencies and strategic focus. The remaining facilities-related costs accrued under the plan are expected to be paid by May, 2017.
Netcentrex 2010 Initiative
During the fiscal year ended January 31, 2012, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. During the fiscal year ended January 31, 2013, the Company began the second phase of its Netcentrex restructuring plan. The remaining severance and facilities-related costs accrued under the plan are expected to be paid by January, 2015.
Pre-Second Quarter 2010 Initiatives
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
The following table represent a roll forward of the workforce reduction and restructuring activities noted above:

	2012 Initiative		Third Quarter 2010 Initiative (1)		Netcentrex 2010 Initiative		Pre-Second Quarter 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2011	$—	$—	$2,462	$86	$2,910	$—	$233	$123	$5,814
Expenses	—	—	12,611	211	7,621	52	290	95	20,880
Change in assumptions	—	—	(140)	—	(12)	—	(2)	2	(152)
Translation adjustments and other	—	—	—	—	(7)	—	—	—	(7)
Paid or utilized	—	—	(12,447)	(289)	(9,334)	(52)	(521)	(220)	(22,863)
January 31, 2012	$—	$—	$2,486	$8	$1,178	$—	$—	$—	$3,672
Expenses	3,718	835	525	425	13	897	—	—	6,413
Change in assumptions	—	—	(128)	(8)	(372)	—	—	—	(508)
Translation adjustments and other	(2)	66	(2)	—	—	—	—	—	62
Paid or utilized	(3)	(16)	(2,881)	(34)	(607)	(459)	—	—	(4,000)
January 31, 2013	$3,713	$885	$—	$391	$212	$438	$—	$—	$5,639
Expenses	7,086	5,259	—	9	(126)	1	—	—	12,229
Change in assumptions	(1,702)	171	—	179	—	(94)	—	—	(1,446)
Translation adjustments and other	62	997	—	—	(5)	(8)	—	—	1,046
Paid or utilized	(8,097)	(1,584)	—	(189)	(31)	(322)	—	—	(10,223)
January 31, 2014	$1,062	$5,728	$—	$390	$50	$15	$—	$—	$7,245

(1)	Includes expenses attributable to the Phase II Business Transformation.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

11.	DEBT
There were no outstanding debt amounts as of January 31, 2014 or 2013.
Comverse Ltd. Lines of Credit
As of January 31, 2014 and 2013, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of January 31, 2014 and 2013, Comverse Ltd. had utilized $20.0 million and $17.2 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions. In February 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank to $25.0 million.
 As of January 31, 2014 and 2013, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2014 and 2013, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of January 31, 2014 and 2013, Comverse Ltd. had utilized $8.0 million of capacity under the line of credit for guarantees and foreign currency transactions. In February 2014, Comverse Ltd. increased the additional line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. was required to maintain with the bank to $10.0 million.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and “Long-term restricted cash” included within the consolidated balance sheets as of January 31, 2014 and 2013.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

12.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the fiscal years ended January 31, 2014, 2013 and 2012, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assesses the counterparty credit risk for each party prior to entering into its derivative financial instruments and in valuing the derivative instruments for the periods presented.
Forward Contracts
During the fiscal years ended January 31, 2014, 2013 and 2012, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the consolidated and combined statement of comprehensive loss. Such amounts are reclassified to the consolidated and combined statements of operations when the effects of the item being hedged are recognized. The Company’s derivatives outstanding as of January 31, 2014 are short-term in nature and are due to contractually settle within the next twelve months.
Embedded Derivative
The Company has entered into a lease agreement whereby the lease payments are indexed to a non-functional currency exchange rate subject to a floor. The fair value of this embedded derivative is measured at fair value and adjusted each reporting period through the statement of operations.
The following tables summarize the Company’s derivative positions and their respective fair values:

	January 31, 2014
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$25,607	Prepaid expenses and other current assets	$58
Total assets			$58
Liabilities
Embedded derivative
Long-term	6,543	Other long-term liabilities	$719
Total liabilities			$719

	January 31, 2013
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$21,557	Prepaid expenses and other current assets	$475
Total assets			$475

Liabilities
Embedded derivative
Long-term	7,138	Other long-term liabilities	$429
Total liabilities			$429

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the Company’s classification of gains and losses from continuing operations on derivative instruments:

	January 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$768	$1,185	$—
Total	$768	$1,185	$—

	January 31, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$98	$(141)	$—
Total	$98	$(141)	$—

	January 31, 2012
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$1,741	$2,334	$—
Total	$1,741	$2,334	$—

(1)	Amounts reclassified from accumulated other comprehensive income (“OCI”) into the statement of operations are classified as operating expenses.
There were no gains or losses from ineffectiveness of these hedges recorded for the fiscal years ended January 31, 2014, 2013 and 2012.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The components of OCI related to cash flow hedges are as follows:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the year	$475	$234	$853
Unrealized gains (losses) on cash flow hedges	768	(48)	1,758
Reclassification adjustment	(1,185)	159	(2,388)
Changes in accumulated OCI on cash flow hedges, before tax(1)	(417)	111	(630)
Other comprehensive (loss) income attributable to noncontrolling interest	—	—	11
OCI related to discontinued operations	—	130	—
Changes in accumulated OCI on cash flow hedges	(417)	241	(619)
Accumulated OCI related to cash flow hedges, end of the year	$58	$475	$234

(1)	There was no tax impact on OCI related to cash flow hedges for the fiscal years ended January 31, 2014, 2013 and 2012.
The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated and combined statements of operations for continuing operations, with presentation location, were as follows:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$(602)	$55	$(1,002)
Research and development, net	(186)	42	(631)
Selling, general and administrative	(397)	44	(701)
Total	$(1,185)	$141	$(2,334)

13.	FAIR VALUE MEASUREMENTS
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
The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2014

	January 31, 2014
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,398	$—	$—	$34,398
Derivative assets	—	58	—	58
	$34,398	$58	$—	$34,456
Financial Liabilities:
Embedded Derivative	$—	$719	$—	$719
	$—	$719	$—	$719

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of January 31, 2013

	January 31, 2013
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Commercial paper (1)	$—	$9,391	$—	$9,391
Money market funds (1)	38,503	—	—	38,503
Derivative assets	—	475	—	475
	$38,503	$9,866	$—	$48,369
Financial Liabilities:
Embedded Derivative	$—	$429	$—	$429
	$—	$429	$—	$429

(1)
As of January 31, 2014, $34.4 million of money market funds were classified in “Cash and cash equivalents” within the consolidated balance sheet. As of January 31, 2013, $9.4 million of commercial paper and $38.5 million of money market funds were classified in “Cash and cash equivalents” within the consolidated balance sheet.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company measures non-financial assets, classified within Level 3 of the fair value hierarchy, including goodwill, intangible assets and property and equipment, at fair value when there is an indication of impairment. These assets are recorded at fair value only when an impairment expense is recognized. The Company has elected not to apply the fair value option for non-financial assets and non-financial liabilities. For further details regarding impairment reviews, see Note 1, Organization, Business and Summary of Significant Accounting Policies.
During the fiscal year ended January 31, 2013, the Company recorded a goodwill impairment charge of approximately $5.6 million. The Company used the adjusted net asset value method to determine the fair value of Comverse MI, which previously was a reporting unit within Comverse Other, including unobservable inputs classified as Level 3 within the fair value hierarchy. Within this method, the Company estimated the amount a market participant would be willing to pay for each of the individual assets of Comverse MI, net of liabilities (see Note 6, Goodwill).
The carrying amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable and accounts payable are reasonable estimates of their fair value.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

14.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	January 31,
	2014	2013
	(In thousands)
Liability for severance pay	$44,793	$48,421
Tax contingencies	90,345	114,205
Other long-term liabilities	12,804	6,250
Total	$147,942	$168,876
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. The liability for severance pay is recognized as compensation benefits in the consolidated and combined statements of operations. Employees are entitled to one month’s salary for each year of employment or a portion thereof.  The Company records the obligation as if it was payable at each balance sheet date (“shut-down method”).  A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. Any change in the fair value of the asset is recognized as an adjustment to compensation expense in the consolidated and combined statements of operations. The asset and liability are recognized gross and not offset on the consolidated balance sheet. Upon involuntary termination, employees will receive the balance from deposited funds from the insurance policies with the remaining balance paid by the Company. For voluntarily termination the employees are entitled, based on Company's policy, to the balance in the deposited funds. Any remaining net liability balance is reversed as compensation benefits in the consolidated and combined statements of operations.
 For employees in Israel hired after January 2011, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee's rights upon termination. The Company is relieved from any severance pay liability with respect to deposits made on behalf of each employee. As such, the severance plan is only defined by the monthly contributions made by the Company, the liability accrued in respect of these employees and the amounts funded are not reflected in the Company's balance sheets. The portion of liability not funded is included in Other liabilities in the consolidated balance sheets.
A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the consolidated balance sheets as severance pay fund in the amounts of $33.5 million and $36.3 million as of January 31, 2014 and 2013, respectively.
Severance pay expenses pursuant to Israel’s Severance Pay Law were as follows:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
Increase due to passage of time	$4,794	$5,670	$6,828
Increase due to salary increase	1,370	1,617	1,550
Reversal due to voluntary termination of employee	(1,046)	(636)	(1,419)
Gain from increase in fund value	(1,410)	(1,140)	(656)
Total operating expense due to Israeli Severance Law	$3,708	$5,511	$6,303

15.	STOCK-BASED COMPENSATION
Comverse, Inc. 2012 Stock Incentive Compensation Plan
In October 2012, in connection with the Share Distribution the Company adopted the Comverse, Inc. 2012 Stock Incentive Compensation Plan (the "2012 Incentive Plan"). The following is a summary of the material terms of the 2012 Incentive Plan.
The 2012 Incentive Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards (referred to collectively as the "Awards") based on shares of

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

the Company's common stock (referred to as "Shares"). The Company's employees, non-employee directors and consultants as well as employees and consultants of its subsidiaries and affiliates are eligible to receive Awards.
A total of 2.5 million Shares are reserved for issuance under future Awards to be granted under the 2012 Incentive Plan following the effective date of the plan (referred to as the "Future Awards"). As of January 31, 2014, an aggregate of 1.8 million Future Awards are available for grant under the plan.
The 2012 Incentive Plan is scheduled to terminate in October 2022. Options will be designated as either nonqualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a nonqualified option. The exercise price of an option, either incentive stock option or nonqualified stock options, may not be less than the fair market value of underlying shares on the date of grant, except for individuals who hold a 10% or more interest in the Company, for whom the exercise price of any Future Award may not be less than 110% of the share price. The term of each option may not exceed ten years (or, in the case of an incentive stock option granted to a 10% shareholder, five years). The maximum number of shares with respect to which any options may be granted to any grantee in any consecutive twelve (12) month period shall be 300,000 shares. In addition, the maximum number of shares with respect to which any stock appreciation rights may be granted to any grantee in any consecutive twelve (12) month period shall be 300,000 shares. The maximum amount of compensation under an award that is intended to constitute “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code (“Performance-Based Compensation Awards”) (other than options and stock appreciation rights) granted to any grantee in any consecutive twelve (12) month period shall be 150,000 shares and the maximum amount of Performance-Based Compensation Awards granted to any grantee in any consecutive twelve (12) month period shall be $10,000,000 if such Performance-Based Compensation Awards are denominated in cash rather than shares.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Company Share-Based Awards
Stock-based compensation expense associated with awards made by the Company, as well as historically allocated stock-based compensation expense from CTI, included in the Company’s consolidated and combined statements of operations are as follows:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
Stock options:
Product costs	$—	$—	$7
Service costs	142	31	49
Research and development, net	86	4	30
Selling, general and administrative	1,430	625	216
	1,658	660	302
Restricted/Deferred stock awards:
Service costs	2,749	1,620	469
Research and development, net	925	939	322
Selling, general and administrative	4,876	4,298	2,567
	8,550	6,857	3,358
Total	$10,208	$7,517	$3,660
Stock-based compensation expense associated with awards granted to Starhome's employees is included in discontinued operations and therefore not presented in the table above. For the fiscal years ended January 31, 2013 and 2012, such stock-based compensation expense was $0.5 million and $0.4 million, respectively.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards and deferred stock unit awards subject to vesting provisions (collectively, “Restricted Awards”) to certain key employees and directors. For the fiscal years ended January 31, 2014 and 2013, the Company granted Restricted Awards valued at $9.8 million and $0.8 million, respectively, based on the fair market value of the Company’s common stock on the date of grant. The Company grants stock options to certain key employees. For the fiscal years ended January 31, 2014 and 2013, the Company granted stock options valued at $3.1 million and $0.4 million, respectively, based on the grant date fair value.
Included in the grants of restricted stock awards are certain awards that vest subject to certain performance-based criteria. During the fiscal year ended January 31, 2014, performance-based awards of restricted stock units for the issuance of 116,279 shares of common stock, with a fair value of $3.4 million, were granted to certain executive officers and employees of the Company. These grants will vest upon achievement of prescribed performance milestones and service requirements of two years for vesting. During the fiscal year ended January 31, 2014, 34,884 shares have been forfeited due to prescribed performance milestones not being achieved. As of January 31, 2014, the remainder of the performance shares have milestone that have been or are probable of being achieved.
As of January 31, 2014, 754,349 stock options to purchase the Company’s common stock and 656,141 Restricted Awards were outstanding, of which 81,395 shares were performance-based awards. There were 1,811,375 shares available for future grant under the 2012 Incentive Plan as of January 31, 2014.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the combined activity of the Company's stock options:

	Outstanding Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( in years)	Aggregate Intrinsic Value (in millions)
Balance, January 31, 2013	516.534	$31.33
Options granted	344,807	29.23
Options expired (1)	(24,018)	47.79
Options cancelled (1)	(37,818)	42.68
Options forfeited	(3,906)	29.00
Options exercised	(41,250)	26.87
Balance, January 31, 2014 (2)	754,349	$29.53	8.44	$5.7
Options exercisable as of January 31, 2014 (3)	181,465	$33.16	6.59	$1.3
Options exercisable as of January 31, 2014 and expected to vest thereafter (3)	711,342	$29.59	8.40	$5.3

(1)
Awards issued under the 5.0 million shares reserved for issuance under the Assumed CTI Awards may not be reissued pursuant to any future awards. During the fiscal years ended January 31, 2013, the number of stock options cancelled under the Assumed CTI Awards was 4,947. During the fiscal years ended January 31, 2014, the number of stock options expired and cancelled under the Assumed CTI Awards were 24,018 and 37,818, respectively.

(2)
The outstanding stock options as of January 31, 2014 include 572,884 unvested stock options with a weighted-average modified/grant date fair value of $8.99 per share, an expected term of 4 years and a total fair value of $5.2 million. The unrecognized compensation expense, net of estimated forfeitures, related to the remaining unvested stock options was $3.8 million which is expected to be recognized over a weighted-average period of 2.05 years. The cash received from the exercise of stock options was $1.1 million during the year ended January 31, 2014.

(3)
During the fiscal year ended January 31, 2014, 115,997 shares of stock options vested with a total fair value of $1.1 million. No options vested during the three months ended January 31, 2013 following the Share Distribution.

The following table summarizes information about the Company’s stock options:

	January 31, 2014
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Below $27.00	67,984	8.48	$23.78	22,662	8.48	$23.78
$27.00 - $28.99	279,996	8.45	$27.94	93,335	8.45	$27.94
$29.00 - $29.08	353,051	9.01	$29.01	32,224	5.32	$29.08
$29.09 - $38.87	20,074	9.67	$32.91	—	0	—
Above $38.87	33,244	1.33	$58.16	33,244	1.33	$58.16
Total	754,349	8.44	$29.53	181,465	6.59	$33.16
Fair Value Assumptions
The Company estimated the fair value of stock options on the date of grant or modification utilizing the Black-Scholes option valuation model. Assumptions for all grants and significant modifications are detailed below.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The fair value assumptions for stock options granted during the fiscal year ended January 31, 2014 and three months ended January 31, 2013 (subsequent to the Share Distribution), were as follows:

	Fiscal Years Ended January 31, 2014	Three Months Ended January 31, 2013
Risk-Free Rate	0.77% - 1.27%	0.47%
Volatility	37.37% - 43.72%	50.10%
Expected Term (years)	4	4
Market Value	$29.00 - $38.87	$28.23
Weighted-average estimated fair value of options granted during the year	$8.93	$10.99
Grant date fair value of stock options vested (in millions)	$1.1	$—
Intrinsic value of all options exercised (in millions)	$0.2	$0.02
The Company based the risk-free interest rate on the implied yields on U.S. Treasury zero-coupon issues with an equivalent remaining term at the time of grant.
The expected term in years represents the period of time that the awards granted are expected to be outstanding based on historical experience of Comverse employees while employed by CTI prior to the Share Distribution. The assumption for dividend yield is zero because the Company has not historically paid dividends nor does it expect to do so in the foreseeable future.
The following table summarizes the activities for our unvested RSUs for the year ended January 31, 2014:

	Unvested Restricted Awards
	Shares	Weighted Average Modified/Grant Price
Unvested balance, January 31, 2013	838,560	$29.03
Restricted/deferred shares granted	215,281	29.95
Restricted shares vested (1)	(310,304)	28.98
Restricted shares forfeited(2)	(168,791)	30.14
Performance shares granted	116,279	29.00
Performance shares forfeited	(34,884)	29.00
Unvested balance, January 31, 2014 (3)	656,141	$29.35
Expected to vest after January 31, 2014 (4)	552,694	$28.72

(1)	The total fair value of vested Restricted Awards during the fiscal years ended January 31, 2014 and 2013, was $9.0 million and $0.1 million, respectively.

(2)
Awards issued under the 5.0 million shares reserved for issuance under the Assumed CTI Awards may not be reissued pursuant to any future awards. During the fiscal years ended January 31, 2014 and 2013, the number of restricted stocks units forfeited under the Assumed CTI Awards were 158,055 and 43,589, respectively.

(3)
As of January 31, 2014, the unrecognized compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $11.9 million which is expected to be recognized over a weighted-average period of 1.53 years.

(4)	RSUs expected to vest reflect an estimated forfeiture rate.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

16.	DISCONTINUED OPERATIONS
Starhome was a CTI subsidiary (66.5% owned as of January 31, 2012). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement discussed below. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of January 31, 2014, such claims have not exceeded the $1.0 million threshold.
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
The Company did not have significant continuing involvement in Starhome's operations following the closing of the Starhome Disposition, and accordingly, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company's consolidated and combined statements of operations for the fiscal years ended January 31, 2013 and 2012.
Starhome's results of operations included in discontinued operations were as follows:

	Fiscal Years Ended January 31,
	2013	2012
	(In thousands)
Total revenue	$35,132	$45,049
Income before income tax expense	$4,352	$8,453
Income tax expense	(410)	(692)
Income from discontinued operations, net of tax	3,942	7,761
Gain on sale of discontinued operations, net of tax	22,600	—
Total income from discontinued operations, net of tax	$26,542	$7,761
Attributable to Comverse, Inc.	25,375	5,187
Attributable to noncontrolling interest	1,167	2,574
	$26,542	$7,761
The Company and Starhome had previously entered into transactions pursuant to which the Company performed certain production, support and maintenance services for Starhome, and these transactions continue following the completion of the Starhome Disposition. The Company does not consider these transactions to be significant. The Company recognized revenue related to transactions with Starhome of $3.0 million and $3.1 million and cost of revenue of $0.3 million and $1.4 million for the nine months ended October 31, 2012 and the fiscal year ended January 31, 2012, respectively.
Subsequent to the Starhome Distribution, the Company recognized revenues related to transactions with Starhome of $1.3 million for the fiscal year ended January 31, 2014 and recognized revenues of $1.0 million for the three months ended January 31, 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

17.	EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO COMVERSE, INC.'S STOCKHOLDERS
Basic earnings (loss) per share attributable to the Company’s stockholders for the fiscal years ended January 31, 2014, 2013 and 2012 is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted earnings (loss) per share attributable to the Company’s stockholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested RSU awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.
The calculation of earnings (loss) per share attributable to Comverse, Inc.’s stockholders is as follows:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations attributable to Comverse, Inc.-basic and diluted	$18,686	$(20,294)	$(20,648)
Net income from discontinued operations, attributable to Comverse, Inc.-basic and diluted	—	25,375	5,187
Denominator:
Basic weighted average common shares outstanding	22,164	21,924	21,923
Stock options	13	—	—
Restricted awards	205	—	—
Diluted weighted average common shares outstanding	22,382	21,924	21,923
Earnings (loss) per share
Basic
Earnings (loss) per share from continuing operations attributable to Comverse, Inc.	$0.84	$(0.93)	$(0.94)
Earnings per share from discontinued operations attributable to Comverse, Inc.	—	1.16	0.23
Basic earnings (loss) per share	$0.84	$0.23	$(0.71)
Diluted
Earnings (loss) per share from continuing operations attributable to Comverse, Inc.	$0.83	$(0.93)	$(0.94)
Earnings per share from discontinued operations attributable to Comverse, Inc.	—	1.16	0.23
Diluted earnings (loss) per share	$0.83	$0.23	$(0.71)
     The computation of basic and diluted loss per share for the fiscal year ended January 31, 2012 is calculated using the number of shares of the Company's common stock outstanding on October 31, 2012, following the Share Distribution. For the fiscal year ended January 31, 2012, there are no dilutive shares as there were no actual shares or share-based awards outstanding for Comverse, Inc. prior to the Share Distribution.
As a result of the Company's net loss from continuing operation in the fiscal year ended January 31, 2013, the diluted earnings per share calculation excludes 0.3 million shares of stock-based awards from the calculation because their inclusion would have been anti-dilutive.
The computation of the Company's diluted earnings per share for the fiscal year ended January 31, 2014 excludes 0.7 million shares of stock-based awards from the calculation because their inclusion would have been anti-dilutive.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

18.	OTHER EXPENSE, NET
Other expense, net, for the fiscal years ended January 31, 2014, 2013 and 2012 is comprised of the following:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
Foreign currency transaction losses, net	$(10,290)	$(4,961)	$(5,897)
Other, net	699	912	(1,295)
	$(9,591)	$(4,049)	$(7,192)

19.	INCOME TAXES
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
During the nine months ended October 31, 2013, the Company's income tax balances which had been previously presented on a hypothetical carve-out basis at January 31, 2013 were adjusted to reflect the Company's post-Share Distribution stand-alone income tax positions, including those related to unrecognized tax benefits, tax loss and credit carry forwards, other deferred tax assets and valuation allowances. These post-Share Distribution adjustments resulted in a $6.1 million increase in income taxes payable and a $2.6 million decrease in net deferred tax assets including valuation allowances which were offset by an $8.7 million increase in accumulated deficit.
The Company and CTI have entered into an agreement that governs their respective rights, responsibilities and obligations after the Share Distribution with respect to tax obligations, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. The agreement provides that the Company will be responsible for all tax obligations with respect to periods before the Share Distribution. After October 31, 2013, the Company has recorded income tax obligations of CTI, in addition to those of the Company.
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
As part of the remediation effort for the Company's material weakness in income taxes, during the fourth quarter of fiscal 2013 the Company identified and corrected via an adjustment of income tax expense, overstatements of its accruals made in prior years for uncertain tax positions related to federal and state income tax returns for the periods from 2005 to 2012. The correction resulted in a $4.8 million reduction of its uncertain tax positions (see Note 14, Other Long-Term Liabilities) and a reduction in income tax expense as of and for the year ended January 31, 2014. The $4.8 million reduction in income tax expense was partially offset by the correction of an overstatement of the Company’s withholding tax assets related to foreign withholdings which totaled $1.2 million for the periods from 2010 to 2012.
The components of United States and foreign income (loss) from continuing operations before income taxes are as follows:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
United States	$(53,464)	$(43,072)	$(29,077)
Foreign	81,339	36,304	33,720
Income (loss) before income taxes	$27,875	$(6,768)	$4,643

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The expense (benefit) for income taxes from continuing operations consists of the following:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
Current income tax (benefit) expense:
U.S. Federal	$(24,615)	$13,551	$456
U.S. States	(2,742)	2,369	(69)
Foreign	19,201	9,330	22,097
Total current income tax (benefit) expense	$(8,156)	$25,250	$22,484
Deferred income tax (benefit) expense:
U.S. Federal, net of federal (benefit) expense of state	$14,033	$(11,080)	$2,668
U.S. States	(678)	1,495	533
Foreign	3,990	(2,139)	(394)
Total deferred income tax expense (benefit)	$17,345	$(11,724)	$2,807
Total income tax expense	$9,189	$13,526	$25,291

The reconciliation of the U.S. federal statutory income tax rate to the effective tax rate on income or loss before income tax expense from continuing operations is as follows:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at the U.S. statutory rate	$9,749	$(2,369)	$1,625
Valuation allowance, excluding state valuation allowances	34,693	(22,724)	13,253
Foreign rate differential	(7,962)	(7,680)	(6,706)
US tax effects of foreign operations	1,018	29,175	(16)
Tax contingencies	9,934	9,301	15,059
Stock based compensation	287	980	9,192
Goodwill impairment	—	420	—
Interest on tax refunds	(95)	(6,527)	—
Non-deductible expenses	1,609	1,532	3,543
Change in Israeli Approved Enterprise Status	(43,660)	—	—
Correction of Prior Period	(3,592)	—	—
Foreign exchange	(2,276)	(71)	(505)
Change in tax laws	612	475	(1,221)
State tax provision, net	3,076	2,511	1,079
Withholding tax, net of credits	6,534	4,836	3,640
Return to provision and other adjustments	(738)	3,667	(13,652)
Total income tax expense	$9,189	$13,526	$25,291
Effective Income Tax Rate	33.0%	(199.9)%	544.7%
The significant differences that impact the effective tax rate relate to changes to the valuation allowance, tax credit, tax contingencies, the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, the U.S. tax effect on foreign earnings and withholding taxes.
The Company's operations in Israel have been approved as an “Approved Enterprise” pursuant to programs administered by the Investment Center of the Israeli Ministry of Industry, Trade and Labor. Further, at the time the Company filed its 2012 Israeli tax return, the Company made an election for a “Benefited Enterprise” program. Under these programs, the Company is

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of these programs, subject to certain prescribed conditions, income attributable to each Enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to 15 years (generally 10%-15%, depending on the percentage of foreign (non-Israeli) investment in the Company). The Company was notified that it is no longer meeting the research and development investment condition which relates to these programs. As a result, the tax benefits under the “Approved Enterprise” program were reduced and the “Benefited Enterprise” program will most likely not become effective. When the “Benefited Enterprise” program is not in effect and when the other “Approved Enterprise” programs expire, an alternative income tax rate of 16% can be requested from the authorities within the “Preferred Enterprise” path under the Law for Encouragement of Capital Investments, 1959. The changes in tax rate, prompted by the notice referred to above, to 13.57% - 16% were reflected in the Company’s financial statements during the fourth quarter of the fiscal year ended January 31, 2014 resulting in an increase in net deferred tax items and an offsetting valuation allowance of $43.7 million as of January 31, 2014. This tax rate change has been reflected in the effective income tax rate reconciliation above and had no net impact on Income Tax Expense for the fiscal year ended January 31, 2014.

During the three months ended January 31, 2013, the Company received a tax refund from the State of Israel of $24.8 million, including interest of $6.0 million. The interest refunded was recognized in the Statements of Operations upon receipt due to the uncertainty of collectability. Comverse's accounting policy is to record interest income on tax payments in tax expense in the statements of operations.
Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As of Fiscal Years Ended January 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Deferred revenue	$55,974	$92,048
Loss carryforwards	109,963	66,582
Stock-based and other compensation	8,666	13,704
Tax credits - net of foreign withholding taxes	48,156	54,463
Other intangibles	18,399	23,901
Property and equipment, net	3,491	3,786
Other	18,471	3,307
Total deferred tax assets	$263,120	$257,791
Deferred tax liabilities:
Deferred cost of revenue	$(15,389)	$(61,298)
Goodwill	(21,314)	(19,435)
Other	—	(3,687)
Total deferred tax liabilities	$(36,703)	$(84,420)
Valuation allowance	(266,617)	(195,468)
Net deferred income tax liability	$(40,200)	$(22,097)
Recognized as:
Current deferred income tax assets	$2,329	$17,938
Noncurrent deferred income tax assets	1,720	9,421
Current deferred income tax liabilities	(514)	(7,689)
Noncurrent deferred income tax liabilities	(43,735)	(41,767)
Total	$(40,200)	$(22,097)
U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $182.3 million as of January 31, 2014. At this time, determination of the amounts of deferred U.S. federal and state income taxes and foreign withholding taxes related to these earnings is not practicable. As of January 31, 2014, $149.0 million of earnings from certain subsidiaries are not considered to be permanently reinvested and therefore, foreign withholding taxes of $20.1 million have been accrued. A portion of the earnings of subsidiaries in the following countries are

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

not considered permanently reinvested: Australia, Israel, Brazil, Canada, Hong Kong, New Zealand, Mexico, Portugal, Netherlands, and the United Kingdom.
The Company has net operating loss carryforwards (“NOLs”) for tax purposes and other deferred tax benefits that are available to offset future taxable income.
The Company’s gross NOLs for tax return purposes are as follows:

	Fiscal Years Ended January 31,
	2014	2013
	(In thousands)
U.S. Federal NOLs	$459,784	$362,273
U.S. State NOLs	326,938	253,790
Foreign NOLs	813,203	798,746
The U.S. federal NOL carry forwards expire in various years ending from January 31, 2016 to January 31, 2032. The U.S. state NOL carry forwards expire in various years ending from January 31, 2015 to January 31, 2031. At January 31, 2014, all but $9.4 million of the foreign NOLs have indefinite carryforward periods. The table above reflects gross NOLs for tax return basis which are different from financial statement NOLs, primarily due to the reduction of the financial statement NOLs under the FASB's guidance on accounting for uncertainty in income taxes. The Company has U.S. federal, state and foreign tax credit carryforwards of approximately $50.3 million and $63.5 million as of January 31, 2014 and 2013, respectively. The utilization of these carryforwards is subject to limitations. The federal AMT credit has no expiration date. The foreign tax credit carryforwards expire in various years ending from January 31, 2015 to 2018.
In accordance with the FASB’s guidance relating to accounting for uncertainty in income taxes the Company recognizes unrecognized tax benefits in non-current tax liabilities. The following table reconciles the amounts recorded for unrecognized tax benefits for the fiscal years ended January 31, 2014, 2013 and 2012:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
Gross unrecognized tax benefits as of February 1	$278,602	$287,846	$280,703
Increases related to tax positions taken in prior years	29,520	4,151	6,636
Decreases related to tax positions taken in prior years	(11,671)	(14,665)	(2,549)
Increases related to tax positions in current year	5,970	6,835	12,769
Decreases related to tax positions in current year	—	—	—
Decreases due to settlements with taxing authorities	(1,500)	(2,985)	(369)
Reductions resulting from lapse in statute of limitations	(1,072)	(2,140)	(6,019)
Increases (decreases) related to foreign currency exchange rate fluctuations	1,325	(440)	(3,325)
Gross unrecognized tax benefits as of January 31	$301,174	$278,602	$287,846
The balances of unrecognized tax benefits as of January 31, 2014, 2013 and 2012 are $301.2 million, $278.6 million and $287.8 million of which $90.5 million, $104.2 million and $95.2 million represent the amounts that, if recognized, may impact the effective income tax rate in future periods.
The Company recognized interest and penalties related to unrecognized tax benefits in its income tax expense. As of January 31, 2014 and 2013, the Company accrued $39.2 million and $51.1 million for interest and penalties, respectively.
The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of January 31, 2014 may decrease by approximately $1.3 million in the next twelve months, as a result of lapse of statutes of limitation and settlements with tax authorities. These unrecognized tax benefits relate to permanent establishment and other tax positions in the amounts of $0.6 million and $0.8 million, respectively.
The significant tax jurisdictions in which the Company is currently under examination by tax authorities include Canada, India, Indonesia, Israel and United Kingdom. The Company anticipates that it is reasonably possible that new tax matters could be raised by tax authorities that may require increases or decreases to the balance of unrecognized tax benefits; however, an estimate of such increases or decreases cannot be made.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company files income tax returns in the U.S. federal, various state and local, and foreign tax jurisdictions. As of January 31, 2014, the Company has open tax years which can be subject to tax audit (and in some cases are under tax audit) in the following major jurisdictions:

Jurisdiction	Tax Years Ended
United States	January 31, 1999 - January 31, 2014
Israel	January 31, 2006 - January 31, 2014
United Kingdom	December 31, 2005 - January 31, 2014
India	March 31, 2002 - March 31, 2013
France	January 31, 2008 - January 31, 2014
Brazil	December 31, 2004, December 31, 2009 - December 31, 2013
Canada	January 31, 2007 - January 31, 2014
Various U.S. States	January 31, 1999 - January 31, 2014
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
The Company maintains valuation allowances in jurisdictions where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Changes in valuation allowances are included in the Company's tax provision in the period of change except for items related to additional paid-in capital. During the fiscal year ended January 31, 2014, the Company recorded an increase of $71.1 million to its valuation allowance related primarily to net operating losses in the U.S. and foreign jurisdictions and other changes related to the effects of the Tax Disaffiliation Agreement entered into in connection with the Share Distribution.
The Company’s activity in the valuation allowance is as follows:

	Balance at Beginning of Fiscal Year	Additions Charged (Credited) to Expenses	Other	Balance at End of Fiscal Year
	(In thousands)
Valuation allowance on income tax assets:
Fiscal Year Ended January 31, 2014	$(195,468)	$(31,655)	$(39,494)	$(266,617)
Fiscal Year Ended January 31, 2013	$(231,209)	$22,724	$13,017	$(195,468)
Fiscal Year Ended January 31, 2012	$(224,226)	$(7,379)	$396	$(231,209)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

20.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments consist of BSS and Digital Services. The results of operations of the Company’s global corporate functions that support its business units are included in the column captioned “All Other” as part of the Company’s business segment presentation. The Company does not maintain balance sheets for its operating segments.
Historically, Mobile Internet (“Comverse MI”), which was renamed Policy and is responsible for the Company's mobile Internet and policy products, and Netcentrex, an IP-based solution that provides carrier-hosted enterprise and consumer IP services, were included in All Other. Effective in the fourth quarter of fiscal 2013, Comverse MI and Netcentrex have been combined with the Comverse BSS and Comverse VAS segments, respectively, to form “BSS” and “Digital Services” segments. The change in segment reporting aligns with information reviewed by the Company's CODM, a change in management structure and the convergence of operations to take advantage of potential synergies. Accordingly, the results presented under segment reporting reflect the change in segment reporting for all periods presented to conform to the current period segment reporting structure. The change in segment reporting does not affect the Company’s previously reported consolidated and combined financial statements.
Starhome results of operations are included as discontinued operations and therefore are not presented in segment information.
Segment Performance
The Company evaluates its business by assessing the performance of each of its operating segments. The Company’s Chief Executive Officer is its CODM. The CODM uses segment performance, as defined below, as the primary basis for assessing the financial results of the operating segments and for the allocation of resources. Segment performance, as the Company defines it in accordance with the FASB’s guidance relating to segment reporting, is not necessarily comparable to other similarly titled captions of other companies.
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) spin-off professional fees; (vi) Italian VAT recovery recorded within operating expense; (vii) impairment of goodwill; (viii) impairment of property and equipment; (ix) certain litigation settlements and related costs; (x) restructuring expenses; and (xi) certain other gains and expenses. Compliance-related professional fees and compliance-related compensation and other expenses relate to fees and expenses recorded in connection with CTI’s and the Company's efforts to (a) complete certain financial statements and audits of such financial statements and (b) remediate material weaknesses in internal control over financial reporting.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, and depreciation and amortization for the fiscal years ended January 31, 2014, 2013 and 2012:

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Fiscal Year Ended January 31, 2014
Total revenue	$299,561	$352,940	$—	$652,501
Total costs and expenses	$254,925	$225,932	$133,945	$614,802
Income (loss) from operations	$44,636	$127,008	$(133,945)	$37,699
Computation of segment performance:
Segment revenue	$299,561	$352,940	$—
Total costs and expenses	$254,925	$225,932	$133,945
Segment expense adjustments:
Stock-based compensation expense	—	—	10,208
Amortization of intangible assets	2,765	—	—
Compliance-related professional fees	—	—	2,144
Compliance-related compensation and other expenses	122	216	(139)
Italian VAT recovery recorded within operating expense	—	—	(10,861)
Impairment of property and equipment	28	—	454
Certain litigation settlements and related cost	—	—	(16)
Restructuring expenses	—	—	10,783
Gain on sale of fixed assets	—	—	(41)
Other	6	—	3,281
Segment expense adjustments	2,921	216	15,813
Segment expenses	252,004	225,716	118,132
Segment performance	$47,557	$127,224	$(118,132)
Interest expense	$—	$—	$(847)	$(847)
Depreciation	$(3,738)	$(5,040)	$(7,489)	$(16,267)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	BSS	Digital Services	All Other	Combined
	(In thousands)
Fiscal Year Ended January 31, 2013
Total revenue	$295,803	$378,918	$3,042	$677,763
Total costs and expenses	$277,128	$248,028	$154,799	$679,955
Income (loss) from operations	$18,675	$130,890	$(151,757)	$(2,192)
Computation of segment performance:
Segment revenue	$295,803	$378,918	$3,042
Total costs and expenses	$277,128	$248,028	$154,799
Segment expense adjustments:
Stock-based compensation expense	—	—	7,517
Amortization of intangible assets	14,124	—	—
Compliance-related professional fees	—	—	245
Compliance-related compensation and other expenses	877	2,314	(1,093)
Strategic evaluation related costs	—	—	933
Impairment of goodwill	5,605	—	—
Impairment of property and equipment	2	—	402
Certain litigation settlements and related costs	—	(151)	(509)
Restructuring expenses	—	—	5,905
Gain on sale of fixed assets	—	—	(185)
Other	—	—	1,621
Segment expense adjustments	20,608	2,163	14,836
Segment expenses	256,520	245,865	139,963
Segment performance	$39,283	$133,053	$(136,921)
Interest expense	$—	$—	$(901)	$(901)
Depreciation	$(3,757)	$(4,999)	$(8,985)	$(17,741)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	BSS	Digital Services	All Other	Combined
	(In thousands)
Fiscal Year Ended January 31, 2012
Total revenue	$388,350	$379,714	$3,093	$771,157
Total costs and expenses	$326,080	$261,678	$171,957	$759,715
Income (loss) from operations	$62,270	$118,036	$(168,864)	$11,442
Computation of segment performance:
Segment revenue	$388,350	$379,714	$3,093
Total costs and expenses	$326,080	$261,678	$171,957
Segment expense adjustments:
Stock-based compensation expense	—	—	3,660
Amortization of intangible assets	17,308	—	—
Compliance-related professional fees	—	—	10,901
Compliance-related compensation and other expenses	2,447	2,205	2,067
Impairment of property and equipment	390	741	1,200
Certain litigation settlements and related costs	—	—	804
Restructuring expenses	—	—	20,728
Other	—	19	(67)
Segment expense adjustments	20,145	2,965	39,293
Segment expenses	305,935	258,713	132,664
Segment performance	$82,415	$121,001	$(129,571)
Interest expense	$—	$—	$(953)	$(953)
Depreciation	$(4,122)	$(4,553)	$(8,182)	$(16,857)
The Company does not maintain balance sheets for the BSS and Digital Services operating segments and therefore is unable to present total assets for BSS, Digital Services and Comverse Other.
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

	Fiscal Years Ended January 31,
	2014		2013		2012
	(Dollars in thousands)
United States	$176,029	27%	$147,376	22%	$93,901	12%
India	45,640	7%	48,412	7%	57,543	7%
Japan	42,787	7%	68,263	10%	43,243	6%
Italy	31,461	5%	22,338	3%	24,578	3%
Australia	28,655	4%	33,017	5%	43,249	6%
Russia	26,367	4%	39,585	6%	73,818	10%
Other Foreign (1)	301,562	46%	318,772	47%	434,825	56%
Total	$652,501	100%	$677,763	100%	$771,157	100%

(1)	Other foreign consists of numerous countries, none of which represents more than 5% of total revenue in any fiscal year presented.
Long-lived assets primarily consist of property and equipment, net, capitalized software development costs, net, and deferred costs of revenue. The Company believes that property and equipment, net, is exposed to the geographic area risks and uncertainties more than other long-lived assets, because these tangible assets are difficult to move and are relatively illiquid.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net, by country of domicile consists of the following:

	January 31,
	2014	2013	2012
	(In thousands)
Israel	$28,822	$28,176	$33,484
United States	6,596	5,871	6,688
Other	6,123	3,395	4,515
	$41,541	$37,442	$44,687

21.	SUPPLEMENTAL CASH FLOW INFORMATION
The following represents non-cash activities and supplemental information to the consolidated statements of cash flows:

	Fiscal Years Ended January 31,
	2014	2013	2012
	(In thousands)
Non-cash investing transactions—continuing operations:
Accrued but unpaid purchases of property and equipment	$5,056	$297	$312
Inventory transfers to property and equipment	$4,001	$3,462	$18,190
Non-cash financing transactions—continuing operations:
Contributions and forgiveness of debt by CTI	$—	$18,900	$—
Cash paid during the year for interest—continuing operations(1)	$—	$—	$363
Cash paid during the year for income taxes net of amounts refunded—continuing operations	$7,417	$(15,216)	$4,943
(1) including interest paid to affiliate.

22.	RELATED PARTY TRANSACTIONS
Share Distribution Agreements
The Company entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with CTI in connection with the Share Distribution (see Note 3, Expense Allocations and Share Distribution Agreements).
Note Payable to CTI and Loan Agreement with CTI
The Company entered into a promissory note and a revolving loan agreement with CTI. The note payable and loan balances of $9.4 million and $9.0 million, respectively, were settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution (see Note 11, Debt).
Other Arrangements with CTI
CTI provided a variety of services to the Company (see Note 3, Expense Allocations and Share Distribution Agreements).

23.	LEASES
The Company leases office and warehouse space, as well as certain equipment and vehicles, under non-cancelable operating leases. Gross rent expense was $19.6 million, $18.9 million and $21.6 million in the fiscal years ended January 31, 2014, 2013 and 2012, respectively. Sublease income was $2.1 million, $1.9 million and $2.0 million, in the fiscal years ended January 31, 2014, 2013 and 2012 respectively.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company has entered into various sublease agreements to lease excess space. As of January 31, 2014, the minimum annual rent obligations (excluding taxes, maintenance and other pass-throughs), sublease income to be received under non-cancelable subleases, and minimum net rentals of the Company are as follows for the fiscal years ending January 31:

(In thousands)	Minimum Lease Commitments	Noncancellable Subleases	Minimum Net Rentals
2015	$17,420	$2,116	$15,304
2016	11,763	176	11,587
2017	9,364	—	9,364
2018	7,013	—	7,013
2019	5,956	—	5,956
2020 and thereafter	27,256	—	27,256
	$78,772	$2,292	$76,480
In May 2012, the Company entered into an agreement for the lease of a facility in Ra'anana, Israel that is intended to replace its existing office space in Tel Aviv, Israel. The lease includes an option to terminate up to 30% of the Company's leased space in the building subject to a penalty. During the fiscal year ended January 31, 2014, the Company exercised this option and returned 27% of the leased space and recorded a liability for the termination penalty of $1.7 million during the fiscal year ended January 31, 2014. The term of the lease is for 10 years, expected to commence in October 2014. In addition, the Company has the right to extend the term of the lease by up to 5 years. The annual base rent under the agreement after partial return of office space, for approximately 218,912 square feet is expected to be $4.5 million. The Company expects that this facility will be used by BSS and Digital Services and the other operations included in All Other.
In connection with the 2012 restructuring initiative, certain office space, including offices in New York, New York and a partial return of offices in Ra'anana, Israel, have been vacated or consolidated upon expiration of leases.

24.	COMMITMENTS AND CONTINGENCIES
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
In addition, under the Share Distribution Agreements the Company entered into in connection with the Share Distribution, the Company has agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Expense Allocations and Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of January 31, 2014, the Company continues to classify the restricted cash balance as "Long-term restricted cash" in the Consolidated Balance Sheets until it can be determined if any future claims would restrict the release of such escrow funds.
As a result of the Verint Merger, Verint assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the actions discussed below. Under the terms of the Distribution Agreement between CTI and us relating to the Share

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Distribution, Verint, as successor to CTI, is entitled to indemnification from us for any losses it suffers in its capacity as successor-in-interest to CTI in connection with these actions. As of the closing of the Verint Merger, the Company recognized the estimated fair value of the potential indemnification liability (see Note 1, Organization, Business and Summary of Significant Accounting Policies).
Israeli Optionholder Class Action
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
An additional case has been filed by an individual plaintiff similarly seeking to recover damages up to an aggregate of $3.3 million allegedly incurred as a result of the inability to exercise certain stock options. The case generally alleges the same causes of actions alleged in the potential class action discussed above.
On February 4, 2013, Verint and CTI completed the Verint Merger. As a result of the Verint Merger, Verint assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the actions discussed above. However, under the terms of the Distribution Agreement between CTI and the Company relating to the Share Distribution, Verint, as successor to CTI, is entitled to indemnification from the Company for any losses it suffers in its capacity as successor-in-interest to CTI in connection with these actions.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2014 and 2013, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated and combined results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $33.4 million and $31.1 million as of January 31, 2014 and 2013, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through December 31, 2015.
Unconditional Purchase Obligations
In the ordinary course of business, the Company enters into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The Company had unconditional purchase obligations of approximately $16.2 million as of January 31, 2014. Of these obligations, $11.5 million are due in the next twelve months and $4.7 million are due in one to three years.
Litigation Overview
Except as disclosed below, the Company does not believe that it is currently party to any other claims, assessments or pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
Legal Proceedings
From time to time, the Company and its subsidiaries are subject to claims in legal proceedings arising in the normal course of business. The Company does not believe that it or its subsidiaries are currently party to any pending legal action not described herein or disclosed in the consolidated and combined financial statements that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of January 31, 2014, the total amounts related to the reserved portion of the tax and labor contingencies was $0.1 million and the unreserved portion of the tax and labor contingencies totaled approximately $8.7 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of January 31, 2014, the Company had $6.8 million of deposits with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Italy VAT
The Company applied for Italian VAT refunds for the periods 2004 to 2010. However, collectability was deemed uncertain, as a result of the Italian financial crisis and other matters. On April 30, 2013, the Company received a refund approximating $10.9 million, which was recognized as a reduction of service costs in the consolidated statement of operations for the fiscal year ended January 31, 2014.

25.	QUARTERLY INFORMATION (UNAUDITED)
The following table shows selected results of operations for each of the quarters during the fiscal years ended January 31, 2014 and 2013:

	Fiscal Quarters Ended
	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$155,818	$169,753	$160,416	$166,514
Income from operations (1)	7,843	11,427	14,704	3,725
Net (loss) income (2)	(3,140)	(17,087)	23,136	15,777
(Loss) earnings per share (3)
Basic	$(0.14)	$(0.77)	$1.04	$0.71
Diluted	$(0.14)	$(0.77)	$1.03	$0.70
(1) Income from operations for the fiscal quarter ended January 31, 2014 was impacted by the recording of loss contract reserves of $7.1 million for three contracts accounted for under the Percentage of Completion method of revenue recognition.
(2) Our tax provision is subject to significant year over year and quarter-to-quarter variability. Due to the interim tax requirements, the Company recorded $29.9 million of income tax expense for the three months ended July 31, 2013 and $11.3 million of income tax benefit for the three months ended October 31, 2013. The Company recorded net reversals of uncertain tax position liabilities of $16.5 million for the three months ended January 31, 2014.
(3) Amounts may not total to annual earnings (loss) per share attributable to Comverse, Inc.'s stockholders because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	Fiscal Quarters Ended
	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$137,750	$171,226	$185,200	$183,587
(Loss) income from operations	(22,883)	13,790	1,312	5,589
Net (loss) income attributable to Comverse, Inc.
Net (loss) income from continuing operations	(26,597)	6,101	(10,575)	10,777
Loss from discontinued operations, net of tax	429	4,282	21,831	—
Net (loss) income	(26,168)	10,383	11,256	10,777
Less: Net income attributable to noncontrolling interest	$(154)	$(856)	$(157)	$—
Net (loss) income attributable to Comverse, Inc.	$(26,322)	$9,527	$11,099	$10,777
Net (loss) income from continuing operations attributable to Comverse, Inc.:
Basic and diluted	$(26,597)	$6,101	$(10,575)	$10,777
(Loss) earnings per share from continuing operations attributable to Comverse, Inc.’s Stockholders:
Basic and diluted (1)	$(1.21)	$0.28	$(0.48)	$0.49
Income from discontinued operations, net of tax, attributable to Comverse, Inc.:
Basic and diluted	275	3,426	21,674	—
Earnings per share from discontinued operations attributable to Comverse, Inc.’s Stockholders:
Basic and diluted	$0.01	$0.15	$0.99	$—
(Loss) earnings per share attributable to Comverse, Inc.’s Stockholders:
Basic and diluted	$(1.20)	$0.43	$0.51	$0.49

The computation of basic and diluted loss per share for all periods through October 31, 2012, is calculated using the number of shares of Comverse, Inc. common stock outstanding on October 31, 2012, following the Distribution.
The unaudited quarterly information shown above reflects the presentation of discontinued operations for the quarters in the fiscal year ended 2013 as a result of the Starhome Disposition on October 19, 2012 (see Note 16, Discontinued Operations).

26.	SUBSEQUENT EVENTS
Common Stock Repurchase
The Company’s Board of Directors has adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of its common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases will be made under the program using the Company’s own cash resources.