Form 10-Q
period 2014-04-30
Comverse, Inc.
filed 2014-06-09
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,418,643 shares of the registrant’s common stock outstanding on June 2, 2014.

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

•	our ability to implement strategies for achieving growth by enhancing existing products and developing and marketing new products in response to rapidly changing technology in our industries;

•	if we are unable to establish and demonstrate the benefits of new and innovative products to customers after investing time and resources, our business will be adversely affected;

•	our dependence on contracts for large systems and large installations for a significant portion of our sales and operating results could adversely affect our business;

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

•	risks of certain of our contractual obligations exposing us to uncapped or other significant liabilities;

•	our dependence upon hiring and retaining highly qualified employees;

•	the risk that environmental and other disasters may harm our business;

•	security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business;

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

•
our obligation to indemnify Comverse Technology, Inc., our former parent (or CTI) and its affiliates (including Verint Systems Inc. (or Verint) following the merger of CTI with and into a subsidiary of Verint (referred to as the Verint Merger)) after the Verint Merger against certain claims or losses that may arise in connection with the Verint Merger and the spin-off of our company as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of our outstanding common shares to CTI's shareholders (referred to as the Share Distribution);

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
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on April 16, 2014, and in this Quarterly Report under Part II, Item 1A. The documents and reports we file with the SEC are available through Comverse, or our website, www.comverse.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

ii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended April 30,
	2014	2013
Revenue:
Product revenue	$27,355	$52,904
Service revenue	91,777	102,914
Total revenue	119,132	155,818
Costs and expenses:
Product costs	14,805	27,634
Service costs	65,659	63,330
Research and development, net	15,532	16,080
Selling, general and administrative	34,145	36,710
Other operating expenses:
Restructuring expenses	2,743	4,221
Total other operating expenses	2,743	4,221
Total costs and expenses	132,884	147,975
(Loss) income from operations	(13,752)	7,843
Interest income	115	172
Interest expense	(123)	(188)
Foreign currency transaction gain (loss), net	2,019	(5,916)
Other expense, net	(52)	(214)
(Loss) income before income tax expense	(11,793)	1,697
Income tax expense	(4,338)	(4,837)
Net loss	$(16,131)	$(3,140)
Weighted average common shares outstanding:
Basic and diluted	22,293,980	22,005,506
Loss per share:
Basic and diluted loss per share	$(0.72)	$(0.14)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2014	2013
Net loss	$(16,131)	$(3,140)
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	(2,462)	1,620
Changes in accumulated OCI on cash flow hedges, net of tax	123	182
Other comprehensive (loss) income, net of tax	(2,339)	1,802
Comprehensive loss	(18,470)	(1,338)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	April 30, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$210,096	$254,580
Restricted cash and bank deposits	39,253	34,343
Accounts receivable, net of allowance of $5,796 and $6,945, respectively	107,976	89,361
Inventories	16,931	16,166
Deferred cost of revenue	13,282	14,500
Deferred income taxes	2,269	2,329
Prepaid expenses	19,460	17,000
Other current assets	10,925	1,680
Total current assets	420,192	429,959
Property and equipment, net	43,239	41,541
Goodwill	150,623	150,346
Intangible assets, net	4,513	5,153
Deferred cost of revenue	41,124	45,717
Deferred income taxes	1,575	1,720
Long-term restricted cash	34,265	33,815
Other assets	39,532	40,586
Total assets	$735,063	$748,837
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$162,656	$168,406
Deferred revenue	251,798	239,902
Deferred income taxes	594	514
Income taxes payable	1,348	2,102
Total current liabilities	416,396	410,924
Deferred revenue	106,222	113,426
Deferred income taxes	44,603	43,735
Other long-term liabilities	150,910	147,942
Total liabilities	718,131	716,027
Commitments and contingencies
Equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 22,457,981 and 22,286,123 shares, respectively; outstanding, 22,411,951 and 22,251,226 shares, respectively	225	223
Treasury stock, at cost, 46,030 and 34,897 shares, respectively	(1,410)	(1,024)
Accumulated deficit	(40,382)	(24,251)
Additional paid in capital	37,506	34,530
Accumulated other comprehensive income	20,993	23,332
Total equity	16,932	32,810
Total liabilities and equity	$735,063	$748,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,131)	$(3,140)
Non-cash operating items:
Depreciation and amortization	4,739	4,571
Provision for doubtful accounts	254	238
Stock-based compensation expense	2,938	3,094
Deferred income taxes	1,150	1,260
Inventory write-downs	868	415
Other non-cash items, net	71	(376)
Changes in assets and liabilities:
Accounts receivable	(17,720)	8,120
Inventories	(2,652)	(1,056)
Deferred cost of revenue	5,822	10,544
Prepaid expense and other current assets	(11,173)	1,250
Accounts payable and accrued expense	(9,755)	(11,996)
Income taxes	(267)	(4,649)
Deferred revenue	3,404	(5,532)
Tax contingencies	2,479	3,384
Other assets and liabilities	374	3,736
Net cash (used in) provided by operating activities	(35,599)	9,863
Cash flows from investing activities:
Purchases of property and equipment	(3,309)	(3,038)
Net change in restricted cash and bank deposits	(4,774)	(25,000)
Proceeds from asset sales	9	47
Net cash used in investing activities	(8,074)	(27,991)
Cash flows from financing activities:
CTI capital contribution	—	25,000
Repurchase of common stock	(386)	(629)
Proceeds from exercises of stock options	40	25
Net cash (used in) provided by financing activities	(346)	24,396
Effects of exchange rates on cash and cash equivalents	(465)	(687)
Net (decrease) increase in cash and cash equivalents	(44,484)	5,581
Cash and cash equivalents, beginning of period	254,580	262,921
Cash and cash equivalents, end of period	$210,096	$268,502
Non-cash investing transactions:
Accrued but unpaid purchases of property and equipment	$3,887	$1,205
Inventory transfers to property and equipment	$1,020	$1,544
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company is a leading provider of telecom business enablement solutions for communication service providers (“CSPs”) through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. The Company provides converged, prepaid and postpaid billing and active customer management systems (“BSS”) for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control. In addition, the Company provides CSPs with the ability to better manage their data networks and to better monetize their data network investment through its Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Digital Services. The Company enables network-based voice and messaging (including voicemail, visual voicemail, call completion, short messaging service (“SMS”), and multimedia picture and video messaging ("MMS")), enterprise communication services, and Internet Protocol (“IP”) based rich communication services (including group chat, file transfer, video, social and presence).

In connection with each of these domains, the Company offers a portfolio of services related to its solutions following the completion of the delivery of the project to the customer (referred to as managed services).
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
In order to govern certain ongoing relationships between CTI and the Company after the Share Distribution and to provide mechanisms for an orderly transition, CTI and the Company entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and CTI and the Company have agreed to indemnify each other against certain liabilities arising from their respective businesses and the services that are provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. (“Verint”) discussed below, these obligations continue to apply between the Company and Verint (see Note 3, Share Distribution Agreements).
Upon completion of the Share Distribution, the Company's shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” On November 1, 2012 in connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards.
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (the "Escrow Release Date"), less any claims made on or prior to such date, will be released to the Company. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of April 30, 2014, the Company continues to classify the restricted cash balance as "Long-term restricted cash" in the condensed consolidated balance sheets until it can be determined if any future claims would restrict the release of such escrow funds. As of the closing of the Verint Merger, the Company recognized the estimated fair value of the potential indemnification

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI. As of April 30, 2014, the estimated fair value of the potential indemnification liability is $3.7 million.
Basis of Presentation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (the “2013 Form 10-K”).
The condensed consolidated statements of operations, comprehensive loss and cash flows for the periods ended April 30, 2014 and 2013, and the condensed consolidated balance sheet as of April 30, 2014 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2013 Form 10-K. The results for the three months ended April 30, 2014 are not necessarily indicative of a full fiscal year’s results.
Intercompany accounts and transactions within the Company have been eliminated.
Use of Estimates
The preparation of the condensed consolidated financial statements and the accompanying notes in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.
The most significant estimates among others include:

•
Estimates relating to the recognition of revenue, including the determination of vendor specific objective evidence (“VSOE”) of fair value and the determination of best estimate of selling price for multiple element arrangements;

•	Fair value of stock-based compensation;

•	Fair value of reporting units for the purpose of goodwill impairment testing;

•	Fair value of long-lived assets;

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on percentage-of-completion (“POC”) projects;

•	Valuation of inventory;

•	Israel employees severance pay;

•	Probability assessment of performance based stock units vesting;

•	Allowance for doubtful accounts; and

•	Valuation of other intangible assets.
The Company’s actual results may differ from its estimates.
Recoverability of Long-Lived Assets
The Company periodically evaluates its long-lived assets for potential impairment. In accordance with the relevant accounting guidance, the Company reviews the carrying value of our long-lived assets or asset group that is held and used for impairment whenever circumstances occur that indicate that those carrying values are not recoverable. Under the held and used approach, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The identification of asset groups involves judgment, assumptions, and estimates. The lowest level of cash flows which are largely independent of one another was determined to be at the BSS and Digital Services reporting units.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company makes judgments about the recoverability of long-lived assets, including fixed assets and purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. Each period we evaluate the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation or amortization. If circumstances arise that indicate an impairment may exist, we use an estimate of the undiscounted value of expected future operating cash flows over the primary asset’s remaining useful life and salvage value to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows and salvage values are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined using the discounted cash flow ("DCF") method. Application of the DCF method for long-lived assets requires judgment and assumptions related to the amount and timing of future expected cash flows, salvage value assumptions, and appropriate discount rates. Different judgments or assumptions could result in materially different fair value estimates.
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
The Company's stock price and market capitalization declined during the three months ended April 30, 2014 following the announcement on April 15, 2014 of the Company's fourth quarter and fiscal year ended January 31, 2014 results. As a result

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of the decrease in stock price and market capitalization, the Company performed an interim goodwill test in conjunction with the preparation of its financial statements for the three months ended April 30, 2014 which did not result in an impairment (see Note 5, Goodwill).
A step two analysis was only required to be performed for the Digital Services reporting unit. The inputs for the fair value calculation of the reporting unit included a 2% growth rate to calculate the terminal value and a discount rate of 12.5% which were consistent with the Company’s annual goodwill impairment assessment performed as of November 1, 2013. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical and industry trends. Factors that have the potential to create variances in the estimated fair value of the Digital Services reporting unit include, but are not limited to, fluctuations in (i) forecasted revenue volumes and purchase order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors including US sanctions on Russia, competitive dynamics and changes in capital allocations of the CSP’s; (ii) sales and marketing costs to generate orders; (iii) product and service costs; and (iv) equity valuations and volatility of peer companies.

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
Standards Implemented
In February 2013, the FASB issued new accounting guidance on other comprehensive income. This topic requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line items of net income to which significant amounts are reclassified. The guidance was effective for the Company beginning February 1, 2014. The adoption of this guidance resulted in additional disclosures (see Note 14, Stockholders Equity and Accumulated Other Comprehensive Income).
Standards To Be Implemented
In May 2014, the FASB issued new accounting guidance on revenue recognition. This topic requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance will be effective for the Company beginning January 31, 2018. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

3.	SHARE DISTRIBUTION AGREEMENTS
Share Distribution Agreements
The Company entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with CTI in connection with the Share Distribution. In particular, the Distribution Agreement, among other things, provides for the allocation between the Company and CTI of various assets, liabilities and obligations attributable to periods prior to the Share Distribution. Under the Distribution Agreement, the Company agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of the Company's indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that were known by CTI but not included on the net worth statement delivered by CTI at the closing of the Verint Merger. The Company's uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to the Company's business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of the Company (including but not limited to the Israeli optionholder suits discussed in Note 18, Commitments and Contingencies);

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

any failure by the Company to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of the Company; claims related to the Starhome Disposition (as defined in Note 18, Commitments and Contingencies); certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company. The escrow funds cannot be used for claims related to the Israeli optionholder suits. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of April 30, 2014, the Company continues to classify the restricted cash balance as "Long-term restricted cash" in the condensed consolidated balance sheets until it can be determined if any future claims would restrict the release of such escrow funds. The Company also assumed all pre-Share Distribution tax obligations of each of the Company and CTI.

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

4.	INVENTORIES
Inventories consisted of the following:

	April 30,	January 31,
	2014	2014
	(In thousands)
Raw materials	$10,966	$11,445
Work in process	5,807	4,612
Finished goods	158	109
	$16,931	$16,166

5.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the three months ended April 30, 2014 are as follows:

	BSS	Digital Services	Total
	(In thousands)
Goodwill, gross, at January 31, 2014	$89,798	$222,608	$312,406
Accumulated impairment losses at January 31, 2014	(5,605)	(156,455)	(162,060)
Goodwill, net, at January 31, 2014	84,193	66,153	150,346
Effect of changes in foreign currencies and other	155	122	277
Goodwill, net, at April 30, 2014	$84,348	$66,275	$150,623
Balance at April 30, 2014
Goodwill, gross, at April 30, 2014	$89,953	$222,730	$312,683
Accumulated impairment losses at April 30, 2014	(5,605)	(156,455)	(162,060)
Goodwill, net, at April 30, 2014	$84,348	$66,275	$150,623

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company's stock price and market capitalization declined during the three months ended April 30, 2014 following the announcement on April 15, 2014 of the Company's fourth quarter and fiscal year ended January 31, 2014 results. As a result of the decrease in stock price and market capitalization, the Company performed an interim goodwill test in conjunction with the preparation of its financial statements for the three months ended April 30, 2014.
The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of the Company’s reporting units as well as the allocation of the carrying value of the assets and liabilities to each of the reporting units which has historically been based on headcount. Management believes the analysis included sufficient tolerance for sensitivity in key assumptions. The determination of the fair value of the Company’s reporting units include a market-based approach using multiples of comparable companies to determine the fair value of its reporting units and an income-based approach using projected discounted cash flows based on the Company’s internal forecasts and projections. Management believes the assumptions and rates used in the Company’s impairment assessment are reasonable, but they are judgmental, and variations in any assumptions could result in materially different calculations of fair value and potentially result in impairment of assets.
BSS Reporting Unit
Step one of the quantitative goodwill impairment test resulted in the determination that the estimated fair value of BSS significantly exceeded its carrying amount, including goodwill. Accordingly, the second step was not required for this reporting unit.
Digital Services Reporting Unit
Step one of the quantitative goodwill impairment test resulted in the determination that the estimated fair value of Digital Services exceeded its carrying amount, including goodwill; however a step two analysis was performed on the reporting unit due to the negative carrying value of the Digital Services equity. The fair value of the goodwill as calculated under the Step two of the impairment test significantly exceeded the carrying value as recorded on April 30, 2014.

6.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

		April 30,	January 31,
	Useful Life	2014	2014
		(In thousands)
Gross carrying amount:
Acquired technology	5 to 7 years	$98,000	$98,000
Customer relationships	6 to 10 years	36,196	36,033
Trade names	3 to 10 years	3,400	3,400
Total Intangible Assets		137,596	137,433
Accumulated amortization:
Acquired technology		98,000	98,000
Customer relationships		31,683	30,880
Trade names		3,400	3,400
		133,083	132,280
Total		$4,513	$5,153
Acquired technology intangible assets, net relate to the BSS segment as of April 30, 2014 and January 31, 2014.
Amortization of intangible assets was $0.7 million and $0.6 million for the three months ended April 30, 2014 and 2013, respectively. There were no impairments of intangible assets for the three months ended April 30, 2014 or 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2015 (remainder of fiscal year)	$2,107
2016	2,406
$4,513
As discussed in note 5, Goodwill, the Company's stock price and market capitalization declined during the three months ended April 30, 2014 following the announcement on April 15, 2014 of the Company's fourth quarter and fiscal year ended January 31, 2014 results. As a result of the decrease in stock price and market capitalization, the Company concluded there were indicators of potential impairment and therefore performed an intangible and long lived asset impairment assessment in conjunction with the preparation of its financial statements for the three months ended April 30, 2014 by comparing the carrying value of the assets to the pre-tax undiscounted cash flows estimated to be generated by those assets over their remaining book useful lives. Based on the calculations performed by management, the sum of the undiscounted cash flows estimated to be generated by certain assets exceeded the carrying value of those assets. Therefore, no impairment charge was recorded.
While no impairment was indicated as a result of this assessment, a future potential impairment is possible for these asset groups if actual results should differ materially from forecasted results or for other factors as described in regard to the Company’s goodwill impairment test, (see Note 5, Goodwill).

7.	OTHER ASSETS
Other assets consisted of the following:

	April 30,	January 31,
	2014	2014
	(In thousands)
Severance pay fund (1)	$32,411	$33,482
Deposits	3,366	2,956
Other (2)	3,755	4,148
	$39,532	$40,586

(1)	Represents deposits into insurance policies to fund severance liability for Israeli-based employees (see Note 12, Other Long-Term Liabilities).

(2)	Includes a $1.2 million cost-method investment in a subsidiary of a significant customer at each of April 30, 2014 and January 31, 2014.

8.	RESTRUCTURING
The Company reviews its business, manages costs and aligns resources with market demand. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions. Restructuring expenses are recorded within Other operating expenses in the consolidated statements of operations.
2014 Initiatives
During the three months ended April 30, 2014, the Company commenced certain initiatives with a plan to further restructure its operations towards aligning operating costs and expenses with anticipated revenue. The restructuring plan is expected to include reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate cost of the plan is currently expected to be approximately $9.0 million primarily related to severance costs which is expected to be accrued and paid by January 31, 2015. In relation to this restructuring plan, the

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Company recorded severance-related costs of $2.8 million and paid $1.7 million during the three months ended April 30, 2014. The severance costs accrued under the plan is expected to be paid by July 2014.
Fourth Quarter 2012 Initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. During the three months ended April 30, 2014, the Company paid severance and facilities-related costs of $0.9 million and $0.3 million, respectively, in relation to this restructuring plan. The remaining severance and facilities-related costs accrued under this plan are expected to be paid by July 2014 and October 2019, respectively.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in Digital Services and implementing further cost savings through operational efficiencies and strategic focus. The remaining facilities-related costs accrued under this plan are expected to be paid by May 2017.
Netcentrex 2010 and 2011 Initiative
During the fiscal years ended January 31, 2011 and 2012, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. The remaining severance-related costs accrued under this plan are expected to be paid by January 2015.
The following tables represent a roll forward of the liabilities related to the workforce reduction and restructuring activities noted above for the three months ended April 30, 2014 and 2013:

	2014 Initiative	Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative	Netcentrex 2010 and 2011 Initiative
	Severance Related	Severance Related	Facilities Related	Facilities Related	Severance Related	Facilities Related	Total
		(In thousands)
January 31, 2014	$—	$1,062	$5,728	$390	$50	$15	$7,245
Expenses	2,751	38	25	6	—	—	2,820
Change in assumptions	—	(18)	(59)	—	—	—	(77)
Translation and other adjustments (1)	—	—	—	—	—	—	—
Paid or utilized	(1,657)	(892)	(307)	(49)	(2)	—	(2,907)
April 30, 2014	$1,094	$190	$5,387	$347	$48	$15	$7,081

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative	Netcentrex 2010 and 2011 Initiative
	Severance Related	Facilities Related	Facilities Related	Severance Related	Facilities Related	Total

January 31, 2013	$3,713	$885	$391	$212	$438	$5,639
Expenses	1,697	3,393	2	—	1	5,093
Change in assumptions	(872)	—	—	—	—	(872)
Translation and other adjustments (1)	66	997	—	(7)	(14)	1,042
Paid or utilized	(2,759)	(346)	(47)	(2)	(175)	(3,329)
April 30, 2013	$1,845	$4,929	$346	$203	$250	$7,573
(1) Includes deferred rent liability balance for restructured facilities.

9.	DEBT
There were no outstanding debt amounts as of April 30, 2014 or January 31, 2014.
Comverse Ltd. Lines of Credit
As of January 31, 2014, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $25.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2014 and January 31, 2014, Comverse Ltd. had utilized $19.4 million and $20.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of January 31, 2014, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2014 and January 31, 2014, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of April 30, 2014 and January 31, 2014, Comverse Ltd. had utilized $8.4 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and long-term restricted cash within the condensed consolidated balance sheets as of April 30, 2014 and January 31, 2014.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the three months ended April 30, 2014 and 2013, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assesses the counterparty credit risk for each party prior to entering into its derivative financial instruments and in valuing the derivative instruments for the periods presented.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Forward Contracts
During the three months ended April 30, 2014 and 2013, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated statements of comprehensive loss. Such amounts are reclassified to the statements of operations when the effects of the item being hedged are recognized. The Company’s derivatives outstanding as of April 30, 2014 are short-term in nature and are due to contractually settle within the next twelve months.
Embedded Derivative
The Company has entered into a lease agreement whereby the lease payments are indexed to a non-functional currency exchange rate subject to a floor. The fair value of this embedded derivative is measured at fair value and adjusted each reporting period through the statement of operations.
The following tables summarize the Company’s derivative positions and their respective fair values:

	April 30, 2014
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$19,275	Prepaid expenses and other current assets	$181
Total assets			$181
Liabilities
Embedded derivatives
Long-term	6,543	Other long-term liabilities	$609
Total liabilities			$609

	January 31, 2014
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$25,607	Prepaid expenses and other current assets	$58
Total assets			$58
Liabilities
Embedded derivatives
Long-term	6,543	Other long-term liabilities	$719
Total liabilities			$719

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	Three Months Ended April 30, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$251	$128	$—
Total	$251	$128	$—

	Three Months Ended April 30, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Income (Expense), Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$789	$607	$—
Total	$789	$607	$—
There were no gains or losses from ineffectiveness of these hedges recorded for the three months ended April 30, 2014 and 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2014 and 2013.
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
Derivative assets and liabilities. The fair value of derivative instruments is based on quotes or data received from counterparties and third party financial institutions. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and market rates for similar contracts using readily observable market prices thereof.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	April 30, 2014
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,399	$—	$—	$34,399
Derivative assets	—	181	—	181
	$34,399	$181	$—	$34,580
Financial Liabilities:
Embedded Derivatives	$—	$609	$—	$609
	$—	$609	$—	$609

	January 31, 2014
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,398	$—	$—	$34,398
Derivative assets	—	58	—	58
	$34,398	$58	$—	$34,456
Financial Liabilities:
Embedded Derivatives	$—	$719	$—	$719
	$—	$719	$—	$719

(1)	As of April 30, 2014 and January 31, 2014, money market funds of $34.4 million were classified in “Cash and cash equivalents” within the condensed consolidated balance sheets.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	April 30,	January 31,
	2014	2014
	(In thousands)
Liability for severance pay	$44,680	$44,793
Tax contingencies	94,083	90,345
Other long-term liabilities	12,147	12,804
Total	$150,910	$147,942
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. The liability for severance pay is recognized as compensation benefits in the condensed consolidated statements of operations. Employees are entitled to one month’s salary for each year of employment or a portion thereof.  The Company records the obligation as if it was payable at each balance sheet date (“shut-down method”).  A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. Any change in the fair value of the asset is recognized as an adjustment to compensation expense in the condensed consolidated statements of operations. The asset and liability are recognized gross and not offset on the condensed consolidated balance sheet. Upon involuntary termination, employees will receive the balance from deposited funds from the insurance policies with the remaining balance paid by the Company. For voluntarily termination the employees are entitled, based on Company's policy, to the balance in the deposited funds. Any remaining net liability balance is reversed as compensation benefits in the condensed consolidated statements of operations.
 For employees in Israel hired after January 2011, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee's rights upon termination. The Company is relieved from any severance pay liability with respect to deposits made on behalf of each employee. As such, the severance plan is only defined by the monthly contributions made by the Company, the liability accrued in respect of these employees and the amounts funded are not reflected in the Company's condensed balance sheets. The portion of liability not funded is included in Other liabilities in the condensed consolidated balance sheets.
A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amounts of $32.4 million and $33.5 million as of April 30, 2014 and January 31, 2014, respectively.
Severance pay expenses pursuant to Israel’s Severance Pay Law were as follows:

	Three Months Ended April 30,
	2014	2013
	(In thousands)
Increase due to passage of time	$1,034	$1,300
Increase due to salary increase	227	122
Reversal due to voluntary termination of employee	(147)	(256)
Loss (gain) from increase in fund value	25	(113)
Total operating expense due to Israeli Severance Law	$1,139	$1,053

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.	STOCK-BASED COMPENSATION
2012 Stock Incentive Compensation Plan
In October 2012, in connection with the Share Distribution the Company adopted the Comverse, Inc. 2012 Stock Incentive Compensation Plan (the "2012 Incentive Plan"). The 2012 Incentive Plan provides for the issuance of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance-based compensation awards and other stock-based awards (referred to collectively as the "Awards") based on shares of Comverse common stock (referred to as "Shares"). The Company's employees, non-employee directors and consultants as well as employees and consultants of its subsidiaries and affiliates are eligible to receive Awards.
A total of 2.5 million Shares are reserved for issuance under future Awards to be granted under the 2012 Incentive Plan following the effective date of the plan (referred to as the "Future Awards").
As of April 30, 2014, stock options to purchase 741,305 Shares and additional Awards covering 460,086 Shares were outstanding. As of April 30, 2014, an aggregate of 1,824,145 Future Awards are available for future grant under the 2012 Incentive Plan.
Share-Based Awards
Stock-based compensation expense associated with awards for the three months ended April 30, 2014 and 2013 included in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2014	2013
	(In thousands)
Stock options:
Service costs	$41	$11
Research and development	39	—
Selling, general and administrative	383	236
	463	247
Restricted/Deferred stock awards:
Service costs	929	913
Research and development	318	318
Selling, general and administrative	1,228	1,616
	2,475	2,847
Total	$2,938	$3,094
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (“Restricted Awards”) and stock options to certain key employees and directors. For the three months ended April 30, 2014 and 2013, the Company did not grant any Restricted Awards or stock options.
During the three months ended April 30, 2014 and 2013, 1,365 and 1,016 Shares, respectively, were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these Shares were negligible.
The fair market value of the Company's Restricted Awards that vested during the three months ended April 30, 2014 and 2013 was $6.1 million and 7.0 million, respectively.
As of April 30, 2014, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $9.1 million, which is expected to be recognized over a weighted-average period of 1.46 years.
The Company's outstanding stock options as of April 30, 2014 include unvested stock options to purchase 565,304 Shares with a weighted-average grant date fair value of $8.98, an expected term of 4.0 years and a total fair value of $5.1 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase Shares was $3.4 million, which is expected to be recognized over a weighted-average period of 1.83 years.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

14.	STOCKHOLDERS EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of equity are as follows:

	Three Months Ended April 30,
	2014	2013
	(In thousands)
Balance, January 31	$32,810	$(18,763)
Net income (loss)	(16,131)	(3,140)
Unrealized (loss) gain for cash flow hedge positions, net of reclassification adjustments and tax	123	182
Foreign currency translation adjustment	(2,462)	1,620
Stock-based compensation expense	2,938	3,094
Exercises of stock options	40	25
CTI contribution (1)	—	20,981
Repurchase of common stock	(386)	(629)
Balance, April 30	$16,932	$3,370

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

Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income (“AOCI”), net of tax, were as follows (in thousands, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2013	$21,276	$475	$21,751
Other comprehensive income before reclassifications	1,620	789	2,409
Amounts reclassified from AOCI	—	(607)	(607)
Other comprehensive income	1,620	182	1,802
Balance as of April 30, 2013	$22,896	$657	$23,553

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2014	$23,274	$58	$23,332
Other comprehensive (loss) income before reclassifications	(2,462)	251	(2,211)
Amounts reclassified from AOCI	—	(128)	(128)
Other comprehensive (loss) income	(2,462)	123	(2,339)
Balance as of April 30, 2014	$20,812	$181	$20,993

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The amounts of unrealized gains on cash flow hedges reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated condensed statements of operations, with presentation location, were as follows:

	Three Months Ended April 30,
	2014	2013
	(In thousands)
Cost of revenue	$(62)	$(299)
Research and development, net	(19)	(97)
Selling, general and administrative	(47)	(211)
Total	$(128)	$(607)

15.	LOSS PER SHARE
Basic loss per share is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted loss per share, shares issuable upon exercise of stock options and deliverable in settlement of unvested Restricted Awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.

The calculation of loss per share is as follows:

	Three Months Ended April 30,
	2014	2013
	(In thousands, except per share data)
Numerator:
Net loss - basic and diluted	$(16,131)	$(3,140)
Denominator:
Basic and diluted weighted average common shares outstanding	22,294	22,006
Loss per share
Basic and diluted loss per share	$(0.72)	$(0.14)

As a result of the Company’s net loss during the three months ended April 30, 2014 and 2013, the diluted earnings per share computation excludes 0.3 million and 0.2 million shares, respectively, of stock-based awards from the calculations because their inclusion would have been anti-dilutive.

16.	INCOME TAXES
The Company's quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant differences that impact the effective tax rate relate to the difference between the U.S. federal statutory rate and the rates in foreign tax jurisdictions, incremental valuation allowances and tax contingencies.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company recorded an income tax expense from operations of $4.3 million for the three months ended April 30, 2014, representing an effective tax rate of (36.8)% compared with an income tax expense from operations of $4.8 million, representing an effective tax rate of 285.0% for the three months ended April 30, 2013. During the three months ended April 30, 2014 and 2013, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of the Company's U.S. and foreign tax jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes and certain tax contingencies. The change in the Company's effective tax rate for the three months ended April 30, 2014, compared to the three months ended April 30, 2013 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions incurring losses.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a tax jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign tax jurisdictions. During the three months ended April 30, 2014, the Company reassessed its valuation allowance requirements taking into consideration the Share Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of April 30, 2014, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $94.1 million (see Note 12, Other Long-Term Liabilities). The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of April 30, 2014 could decrease by approximately $2.7 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties was $41.3 million as of April 30, 2014.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

17.	BUSINESS SEGMENT INFORMATION
The Company’s reportable segments consist of BSS and Digital Services. The results of operations of the Company’s global corporate functions that support its business units are included in the column captioned “All Other” as part of the Company’s business segment presentation. The Company does not maintain balance sheets for its operating segments.
Historically, Mobile Internet (“Comverse MI”), which was renamed Policy and is responsible for the Company's mobile Internet and policy products, and Netcentrex, an IP-based solution that provides carrier-hosted enterprise and consumer IP services, were included in All Other. Effective in the three months ended January 31, 2014, Comverse MI and Netcentrex were combined with the Comverse BSS and Comverse VAS segments, respectively, to form the “BSS” and “Digital Services” segments. The change in segment reporting aligns with information reviewed by the Company's chief operating decision maker (“CODM”), a change in management structure and the convergence of operations to take advantage of potential synergies. Accordingly, the results presented under segment reporting for the three months ended April 30, 2013 reflect the change in segment reporting to conform to the current period segment reporting presentation. The change in segment reporting does not affect the Company’s previously reported consolidated financial statements.
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic-related costs (vi) impairment of property and equipment; (vii) certain litigation settlements and related costs; (viii) Italian VAT recovery recorded within operating expense; (ix) restructuring expenses; and (x) certain other gains and expenses. Compliance-related professional fees relate to fees and expenses recorded in connection with the Company's efforts to remediate material weaknesses in internal control over financial reporting for the fiscal year ended January 31, 2014.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, and depreciation for the three months ended April 30, 2014 and 2013:

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Three Months Ended April 30, 2014
Total revenue	$56,872	$62,260	$—	$119,132
Total costs and expenses	$50,417	$43,868	$38,599	$132,884
Income (loss) from operations	$6,455	$18,392	$(38,599)	$(13,752)
Computation of segment performance:
Segment revenue	$56,872	$62,260	$—
Total costs and expenses	$50,417	$43,868	$38,599
Segment expense adjustments:
Stock-based compensation expense	—	—	2,938
Amortization of intangibles assets	695	—	—
Compliance-related professional fees	—	—	369
Compliance-related compensation and other expenses	—	1	(71)
Strategic-related costs	—	—	1,290
Impairment of property and equipment	—	—	9
Certain litigation settlements and related cost	—	—	(36)
Restructuring expenses	—	—	2,743
Gain on sale of fixed assets	2	1	(6)
Other	—	—	295
Segment expense adjustments	697	2	7,531
Segment expenses	49,720	43,866	31,068
Segment performance	$7,152	$18,394	$(31,068)
Interest expense	$—	$—	$(123)	$(123)
Depreciation	$(883)	$(1,264)	$(1,897)	$(4,044)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Three Months Ended April 30, 2013
Total revenue	$76,264	$79,554	$—	$155,818
Total costs and expenses	$60,563	$56,712	$30,700	$147,975
Income (loss) from operations	$15,701	$22,842	$(30,700)	$7,843
Computation of segment performance:
Segment revenue	$76,264	$79,554	$—
Total costs and expenses	$60,563	$56,712	$30,700
Segment expense adjustments:
Stock-based compensation expense	—	—	3,094
Amortization of intangibles assets	649	—	—
Compliance-related professional fees	—	—	436
Compliance-related compensation and other expenses	122	56	(126)
Impairment of property and equipment	26	1	11
Certain litigation settlements and related cost	—	—	(24)
Italian VAT refund recovery recorded within operating expense	—	—	(10,861)
Restructuring expenses	—	—	4,221
Gain on sale of fixed assets	—	—	(11)
Other	—	—	290
Segment expense adjustments	797	57	(2,970)
Segment expenses	59,766	56,655	33,670
Segment performance	$16,498	$22,899	$(33,670)
Interest expense	$—	$—	$(188)	$(188)
Depreciation	$(837)	$(1,220)	$(1,863)	$(3,920)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

18.	COMMITMENTS AND CONTINGENCIES
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
In addition, under the Share Distribution Agreements the Company entered into in connection with the Share Distribution, the Company has agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to the Company. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of April 30, 2014, the Company continues to classify the restricted cash balance as "Long-term restricted cash" in the condensed consolidated balance sheets until it can be determined if any future claims would restrict the release of such escrow funds.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Starhome Sale and Indemnification
Starhome was a CTI subsidiary (66.5% owned as of January 31, 2012). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement discussed below. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of April 30, 2014, such claims have not exceeded the $1.0 million threshold. During the three months ended April 30, 2014, the company received approximately $2.6 million in return of escrow.
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2014 and January 31, 2014, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $31.9 million and $31.1 million as of April 30, 2014 and January 31, 2014, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Legal Proceedings
From time to time, the Company and its subsidiaries are subject to claims in legal proceedings arising in the normal course of business. The Company does not believe that it or its subsidiaries are currently party to any pending legal action not described herein or disclosed in our consolidated financial statements that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of April 30, 2014, the total amounts related to the reserved portion of the tax and labor contingencies was $0.3 million and the unreserved portion of the tax and labor contingencies totaled approximately $9.6 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of April 30, 2014, the Company had $7.3 million of deposits with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.
France Labor Contingency
A former employee based in France has filed a notice of appeal in the appellate court, seeking to overturn a decision of the Labor Court rejecting his claim to requalify his resignation as a constructive dismissal and for damages in the Labor Court of approximately $2.9 million. The Company is disputing this appeal and intends to vigorously defend it. . In May 2014, prior to and following a scheduled hearing the parties engaged in settlement negotiations. The Company has accrued $1.2 million for this matter.
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
The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in Part IV, Item 15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (or the 2013 Form 10-K) and the condensed consolidated financial statements and related notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” on page i of this Quarterly Report. Percentages and amounts within this section may not calculate due to rounding differences.
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

In order to govern certain ongoing relationships between CTI and us after the Share Distribution and to provide mechanisms for an orderly transition, we and CTI entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and we and CTI have agreed to indemnify each other against certain liabilities arising from our respective businesses and the services that will be provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. (or Verint), these obligations continue to apply between us and Verint. For more information, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
EXECUTIVE SUMMARY
Overview
We are a leading provider of telecom business enablement solutions for communication service providers (or CSPs) through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. We provide converged, prepaid and postpaid billing and active customer management systems (or BSS) for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control. In addition, we provide CSPs with the ability to better manage their data networks and to better monetize their data network investment through our Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Digital Services. We enable voice and messaging services (including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and video messaging (or MMS)), enterprise communication services, and Internet Protocol (or IP) based rich communication services (including group chat, file transfer, video, social and presence).

In connection with each of these domains, we offer a portfolio of services related to our solutions following the completion of the delivery of the project to the customer (referred to as managed services).
Our reportable segments are:

•	BSS—comprised of the BSS operating segment; and

•	Digital Services—comprised of the Digital Services operating segment.
The results of operations of our global corporate functions that support our business units are included in the column captioned “All Other” as part of our business segment presentation.
Historically, Mobile Internet, which was renamed Policy and is responsible for our mobile Internet and policy products, and Netcentrex, an IP-based solution that provides carrier-hosted enterprise and consumer IP services, were included in All Other. Effective in the three months ended January 31, 2014, Policy and Netcentrex have been combined with the Comverse BSS and Comverse VAS segments, respectively, to form our BSS and Digital Services segments. Accordingly, the results presented under segment reporting for the three months ended April 30, 2013 reflect the change in segment reporting to conform to the current period segment reporting presentation.

Condensed Consolidated Financial Highlights
The following table presents certain financial highlights for the three months ended April 30, 2014 and 2013, including Comverse performance and Comverse performance margin (reflecting Comverse performance as a percentage of revenue), non-GAAP financial measures, for our company on a consolidated basis:

	Three Months Ended April 30,
	2014	2013
	(Dollars in thousands)
Total revenue	$119,132	$155,818
Gross margin	32.5%	41.6%
(Loss) income from operations	(13,752)	7,843
Operating margin	(11.5)%	5.0%
Net loss	(16,131)	(3,140)
Net cash (used in) provided by operating activities	(35,599)	9,863
Non-GAAP Financial Measures
Comverse performance	$(5,522)	$5,727
Comverse performance margin	(4.6)%	3.7%
Reconciliation of Income from Operations to Comverse Performance
We provide Comverse performance, a non-GAAP financial measure, as additional information for our operating results. This measure is not in accordance with, or an alternative for, GAAP financial measures and may be different from, or not comparable to similarly titled or other non-GAAP financial measures used by other companies. We believe that the presentation of this non-GAAP financial measure provides useful information to investors regarding certain additional financial and business trends relating to our results of operations as viewed by management in monitoring our businesses, reviewing our financial results and for planning purposes.

The following table provides a reconciliation of (loss) income from operations to Comverse performance for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
	2014	2013
	(Dollars in thousands)
(Loss) income from operations	$(13,752)	$7,843
Expense Adjustments:
Stock-based compensation expense	2,938	3,094
Amortization of intangible assets	695	649
Compliance-related professional fees	369	436
Compliance-related compensation and other expenses	(70)	52
Strategic related costs	1,290	—
Impairment of property and equipment	9	38
Certain litigation settlements and related costs	(36)	(24)
Italian VAT refund recovery recorded within operating expenses	—	(10,861)
Restructuring expenses	2,743	4,221
Gain on sale of fixed assets	(3)	(11)
Other	295	290
Total expense adjustments	8,230	(2,116)
Comverse performance	$(5,522)	$5,727
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic-related costs (vi) impairment of property and equipment; (vii) certain litigation settlements and related costs; (viii) Italian VAT recovery recorded within operating expense; (ix) restructuring expenses; and (x) certain other gains and expenses. Compliance-related professional fees relate to fees and expenses recorded in connection with our efforts to remediate material weaknesses in internal control over financial reporting for the fiscal year ended January 31, 2014.
Segment Financial Highlights
The following table presents, for the three months ended April 30, 2014 and 2013, segment revenue, gross margin, income from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and loss from operations and segment performance for All Other:

	Three Months Ended April 30,
	2014	2013
	(Dollars in thousands)
SEGMENT RESULTS
BSS
Segment revenue	$56,872	$76,264
Gross margin	38.1%	40.1%
Income from operations	6,455	15,701
Operating margin	11.4%	20.6%
Segment performance	7,152	16,498
Segment performance margin	12.6%	21.6%
Digital Services
Segment revenue	$62,260	$79,554
Gross margin	40.0%	38.4%
Income from operations	18,392	22,842
Operating margin	29.5%	28.7%
Segment performance	18,394	22,899
Segment performance margin	29.5%	28.8%
All Other
Loss from operations	(38,599)	(30,700)
Segment performance	(31,068)	(33,670)
For a discussion of the results of our segments, see “—Results of Operations.”

Business Trends and Uncertainties
For the three months ended April 30, 2014 compared to the three months ended April 30, 2013 our consolidated revenue decreased and our costs and operating expenses decreased. The decrease in revenue exceeded the decrease in our costs and operating expenses, resulting in loss from operations for the three months ended April 30, 2014 compared to income from operations for the three months ended April 30, 2013. Comverse performance for the three months ended April 30, 2014 reflected a loss compared to a gain in the three months ended April 30, 2013.
The decrease in revenue was primarily attributable to a decrease in revenue from customer solutions and maintenance revenue in our BSS and Digital Services segments. For a discussion of the reasons for the changes in revenue at our BSS and Digital Services segments, see “BSS,” “Digital Services,” “Results of Operations-Segment Results-BSS” and “Results of Operations-Segment Results-Digital Services.”
Total customer orders (consisting of product bookings and maintenance bookings) for the three months ended April 30, 2014 were consistent with levels of total customer orders for the three months ended April 30, 2013. We define “product bookings” as projected revenue from orders signed during a given fiscal period, excluding revenue from maintenance agreements. “Maintenance bookings” is defined as projected revenue from maintenance orders signed during a given fiscal period, excluding projected revenue attributable to maintenance services to be provided during the initial service period.
Product bookings increased in the three months ended April 30, 2014 compared to the three months ended April 30, 2013, as we experienced a slight improvement in APAC.
Our costs and operating expenses decreased during the three months ended April 30, 2014 primarily due a decrease in cost of revenue due to lower revenue in the BSS and Digital Services segments. The decrease was also attributable to a decrease in selling, general and administrative expenses primarily attributable to personnel related costs due to restructuring initiatives and a decrease in commission expenses due to the amount and mix of product bookings and maintenance bookings. Cost of revenue for the three months ended April 30, 2013 was favorably impacted by a $10.9 million Italian VAT refund that we received during such fiscal period.
During the three months ended April 30, 2014, our cash and cash equivalents and restricted cash decreased primarily due to negative operating cash flow and, to a lesser extent, payments made in connection with restructuring activities.
Our Board of Directors has adopted a program to repurchase from time to time at management’s discretion up to $30 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases will be made under the program using our own cash resources. As of April 30, 2014, we have not repurchased any shares of common stock in the open market.
As part of our efforts to reduce costs and expenses, improve our cash position and achieve long-term improved operating performance and positive operating cash flows, we continued to implement the following initiatives during the three months ended April 30, 2014:

•	The industrialization of Comverse ONE to meet or exceed our customer requirements, for ease of use and faster deployment times to reduce deployment costs;

•	The relocation of certain delivery and research and development activities to low cost centers of excellence in Eastern Europe and Asia;

•	Initiatives to reduce selling, general and administrative expenses that included primarily sales and marketing, finance, information technology and facilities.
We also commenced certain initiatives in the three months ended April 30, 2014, with a plan to further restructure our operations towards aligning operating costs and expenses with anticipated revenue. The restructuring plan is expected to include reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate cost of the plan is currently expected to be approximately $9.0 million, primarily related to severance costs, which is expected to be accrued and paid by January 31, 2015.
Our principal business activities are reported through the following segments:

•
BSS, which provides our converged, prepaid and postpaid billing and BSS for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control. In addition, we provide CSPs with the ability to better manage their data networks and to better monetize their data network investment through our Policy Management and Policy Enforcement capabilities for wireless and wireline data networks; and

•
Digital Services, which conducts our voice and messaging services (including voicemail, visual voicemail, call completion, SMS, and MMS), enterprise communication services, and IP based rich communication services (including group chat, file transfer, video, social and presence).

BSS
Our primary BSS offering includes our converged billing solution, Comverse ONE, and our Kenan postpaid billing solution.
In the three months ended April 30, 2014, total customer orders in our BSS segment decreased slightly compared to the three months ended April 30, 2013. BSS product bookings for the three months ended April 30, 2014 increased compared to the three months ended April 30, 2013. The increase is primarily attributable to a large order of our Comverse ONE solution.
Revenue from BSS customer solutions for the three months ended April 30, 2014 decreased compared to the three months ended April 30, 2013. The decrease in revenue was primarily attributable to the decrease in collections from certain customers whose revenue is limited to collections, the decrease in license only sales and a lower volume of BSS projects in the current period resulting from lower bookings.
BSS maintenance revenue for the three months ended April 30, 2014 decreased compared to the three months ended April 30, 2013. The decrease was primarily attributable to the timing of collections from certain customers whose revenue is limited to collections and the timing of entering into renewals of maintenance contracts with customers.
We believe we have a leading industry position in the BSS converged billing market and believe that we are well positioned to take advantage of the growth in the converged BSS market. As part of our strategy, we are continuing our efforts to expand our presence and market share in the BSS market with BSS solutions that we believe offer several advantages over competitors' offerings, including faster time to market and lower total cost of ownership. We continue to offer our existing prepaid and postpaid customer base upgrades and an evolution path to our Comverse ONE converged billing solution, which we believe better addresses the enhanced business needs of CSPs. In addition, we continue to aggressively pursue opportunities to market our BSS solutions to new customers as part of our efforts to increase our customer base. To maintain our market leadership in BSS convergence and monetization of new business models, we continue to expend significant resources on research and development to further enhance Comverse ONE and its advanced monetization capabilities, including support for new business models through managed services. During the three months ended April 30, 2014, we launched a new version of Comverse ONE that we believe will improve efficiency, shorten deployment periods and reduce project implementation costs in deployments utilizing the new version.
In addition, we continue to focus on increasing our BSS revenue and improving our margins by providing a growth and evolution path to our Kenan postpaid billing customers, including upgrades and expansions. We are also pursuing aggressively new Kenan engagements and offer Kenan solutions to CSPs who are not prepared to commit to a full converged transformation and to other enterprise customers.
As part of our strategy, we intend to continue to enhance our Kenan solution by making it available from the cloud as a service (in a Software-as-a-Service business model). We believe that cloud based subscription billing solutions could contribute to our growth in BSS in future periods through the ability to address a broader base of customers that are growing at a rapid pace.
CSPs are experiencing significant industry change and a shifting ecosystem which includes device manufacturers and over-the-top (OTT) software and content providers. In response to these market trends, CSPs require enhanced BSS system functionality to accommodate their business needs. As a result, BSS is facing increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance which are generally required for revenue recognition and receipt of payment. To address these challenges, BSS continues its efforts to improve its delivery and implementation capabilities to reduce costs and expenses. In addition, project complexity impacts our customers’ ability to meet their obligations as part of the delivery process which has at times also resulted in project delivery delays. Furthermore, our customers encounter issues in managing the operations of their BSS systems and tend to rely more heavily on our support services. To address our customer challenges, we are broadening our service offerings to existing and new customers, including managed services, which we expect will add to our growth potential in BSS going forward.
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
Digital Services
In the three months ended April 30, 2014, total customer orders in our Digital Services segment increased slightly compared to the three months ended April 30, 2013. Digital Services product bookings for the three months ended April 30, 2014 increased compared to the three months ended April 30, 2013. This increase is attributable to an order from a large customer in APAC.
Revenue from Digital Services customer solutions for the three months ended April 30, 2014 decreased compared to the three months ended April 30, 2013. The decrease in revenue from Digital Services customer solutions was primarily attributable to a lower number and size of acceptances in the three months ended April 30, 2014, partially offset by an increase in revenue related to several new POC projects in the three months ended April 30, 2014.
Digital Services maintenance revenue for the three months ended April 30, 2014 decreased compared to the three months ended April 30, 2013. The decrease was primarily attributable to a reduction in maintenance fees charged to certain customers and due to the timing of entering into renewals of maintenance contracts with customers.
We continue to maintain our market leadership in providing solutions to CSPs based on voice and messaging services, such as voicemail, call completion, SMS and MMS. However, CSPs face increasing competition from both Internet players and mobile device manufacturers, using new technologies that may provide alternatives to CSP products and services. For example, the introduction of IP-based applications on wireless devices, typically referred to as Over The Top (or OTT) services, allows end users to utilize IP-based services, such as Facebook, Facetime, Google, Whatsapp, Line or Skype, to access, among other things, IP communications free of charge rather than use similar services provided by CSPs. Furthermore, these CSP services continue to face competition from low-cost competitors from emerging markets. We believe these changes have reduced demand for traditional communication products and services and increased pricing pressures, which have in turn adversely impacted our revenue and margins and we expect this trend to continue.
At the same time, the growth in global wireless subscriptions, and high growth wireless segments, such as data services and Internet browsing are pushing CSPs to evolve to 4G/LTE IP-based network technologies, supporting the demand for several of our products. As part of our efforts to maintain our market position and leverage these recent trends, our Digital Services domain is engaged in the promotion of advanced offerings, such as visual voicemail, call management, IP messaging, our Evolved Communication Suite (which extends the industry’s Rich Communication Suite (or RCS)) offered on premises or as Software-as-a-Service (SaaS) cloud-based solutions. Leveraging our existing enterprise communications solutions, we plan to further expand our Digital Services offering to provide Enterprise Unified Communications, which we believe is a growth area for CSPs. We believe demand for advanced offerings may grow due to the increasing deployment of smartphones by CSPs and the growth in IP based 4G\LTE networks. Accordingly, we continue to expend significant resources on Digital Services research and development activities in order to enhance existing products and develop new solutions.
We plan to continue to aggressively market our Digital Service products, leverage our leading market position to replace competitors and sell capacity expansions and other solutions to existing customers.
Managed Services
Through our BSS and Digital Services business units, we continue to emphasize a suite of managed services. In the fiscal year ended January 31, 2014 and the three months ended April 30, 2014, we invested significant resources in solidifying our managed services organization, hired senior leadership and enhanced our processes and methodologies. As a result, we expect that managed services will continue to be an important component of our growth strategy in future periods.
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
Uncertainties Impacting Future Performance
Mix of Revenue in Digital Services
It is unclear whether our advanced Digital Services offerings will be widely adopted by existing and potential customers. We expect that sales of advanced offerings will not fully offset declines in the sale of traditional Digital Services solutions in fiscal 2014. Currently, we are unable to predict whether sales of advanced offerings will fully offset declines in the sale of traditional Digital Services solutions in subsequent fiscal periods. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends, changes in consumer preferences or otherwise, our revenue, profitability and cash flows would likely be materially adversely affected.
Change in CSP Capital Expenditure Priorities
During the fiscal year ended January 31, 2014, several large-scale projects that we were pursuing were ultimately canceled by customers, who prioritized their capital expenditure budgets to the deployment of next generation networks, including LTE, rather than engage in BSS transformations. We expect this trend to continue in future periods, and accordingly our ability to achieve growth in BSS may be materially adversely affected.
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
Share Distribution
In connection with the Share Distribution, we entered into the Distribution Agreement with CTI pursuant to which, among other things, we agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. To the extent that we are required to make payments to satisfy these indemnification obligations, our liquidity could be impacted. For additional information, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

RESULTS OF OPERATIONS
The following discussion provides an analysis of our condensed consolidated results and the results of operations of each of our segments for the fiscal periods presented. The discussion of the results of operations of each of our segments provides a more detailed analysis of the results of each segment presented. Accordingly, the discussion of our condensed consolidated results should be read in conjunction with the discussions of the results of operations of our segments.
Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013
Condensed Consolidated Results

	Three Months Ended April 30,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$119,132	$155,818	$(36,686)	(23.5)%
Costs and expenses
Cost of revenue	80,464	90,964	(10,500)	(11.5)%
Research and development, net	15,532	16,080	(548)	(3.4)%
Selling, general and administrative	34,145	36,710	(2,565)	(7.0)%
Other operating expenses	2,743	4,221	(1,478)	N/M
Total costs and expenses	132,884	147,975	(15,091)	(10.2)%
(Loss) income from operations	(13,752)	7,843	(21,595)	N/M
Interest income	115	172	(57)	(33.1)%
Interest expense	(123)	(188)	65	34.6%
Foreign currency transaction gain (loss), net	2,019	(5,916)	7,935	134.1%
Other expense, net	(52)	(214)	162	N/M
Income tax expense	(4,338)	(4,837)	499	N/M
Net loss	$(16,131)	$(3,140)	$(12,991)	(413.7)%
Loss per share:
Basic and diluted loss per share	$(0.72)	$(0.14)	$(0.58)
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
Revenue from customer solutions was $64.7 million for the three months ended April 30, 2014, a decrease of $24.2 million, or 27.2%, compared to the three months ended April 30, 2013. The decrease was attributable to a decrease of $12.6 million and $11.6 million in customer solutions revenue at the BSS and Digital Services segments, respectively. Revenue recognized using the percentage-of-completion method was $33.4 million and $34.0 million for the three months ended April 30, 2014 and 2013, respectively.
Maintenance revenue was $54.4 million for the three months ended April 30, 2014, a decrease of $12.5 million, or 18.6%, compared to the three months ended April 30, 2013. This decrease was attributable to a decrease of $6.8 million and $5.7 million in maintenance revenue at the BSS and Digital Services segments, respectively.

Revenue by Geographic Region
Revenue in the Americas, APAC and Europe, Middle East and Africa represented approximately 36%, 29% and 35% of our revenue, respectively, for the three months ended April 30, 2014 compared to approximately 39%, 23%, and 38% of our revenue, respectively, for the three months ended April 30, 2013. The presentation of revenue by geographic region is based on the location of customers.
Foreign Currency Impact on Revenue
Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the three months ended April 30, 2014 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the Euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 unfavorably impacted revenue by $0.6 million.
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
Cost of Revenue
Cost of revenue primarily consists of (i) material costs, (ii) compensation and related overhead expenses for personnel involved in customer delivery and maintenance and professional services our products, (iii) contractor costs, (iv) royalties and license fees, (v) depreciation of equipment used in operations, and (vi) amortization of capitalized software costs and certain purchased intangible assets.
Cost of revenue was $80.5 million for the three months ended April 30, 2014, a decrease of $10.5 million, or 11.5%, compared to the three months ended April 30, 2013. The decrease was attributable to a decrease in costs of $11.6 million, $10.5 million at the Digital Services and BSS segments, partially offset by an increase of $11.6 million at All Other.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third party development and programming costs.
Research and development expenses, net, were $15.5 million for the three months ended April 30, 2014, a decrease of $0.5 million, or 3.4%, compared to the three months ended April 30, 2013. The decrease was attributable to a decline of $1.4 million at the Digital Services segment partially offset by an increase of $0.7 million and $0.2 million at the BSS segment and All Other, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Selling, general and administrative expenses were $34.1 million for the three months ended April 30, 2014, a decrease of $2.6 million, or 7.0%, compared to the three months ended April 30, 2013. The decrease was attributable to a decrease of $2.4 million and $0.3 million and at All Other and the BSS segment, respectively, partially offset by an increase of $0.2 million at the Digital Services segment.
Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the periods presented consist of restructuring expenses.
Other operating expenses were $2.7 million for the three months ended April 30, 2014, a decrease of $1.5 million, compared to the three months ended April 30, 2013. The decrease was attributable to a decrease in expenses at All Other.

(Loss) Income from Operations
Loss from operations was $13.8 million for the three months ended April 30, 2014, a change of $21.6 million, compared to income from operations of $7.8 million for the three months ended April 30, 2013. The change was attributable to a decrease in income from operations of $9.2 million and $4.5 million at the BSS and Digital Services segments, respectively, and an increase in loss from operations of $7.9 million at All Other.
Interest Income
Interest income was $0.1 million for the three months ended April 30, 2014, a decrease of 33.1%, compared to the three months ended April 30, 2013.
Interest Expense
Interest expense was $0.1 million for the three months ended April 30, 2014, a decrease of 34.6%, compared to the three months ended April 30, 2013.
Foreign Currency Transaction Gain (Loss), Net
Foreign currency transaction gain, net, was $2.0 million for the three months ended April 30, 2014, a change of $7.9 million compared to a foreign currency transaction loss, net, of $5.9 million for the three months ended April 30, 2013. The change was attributable to exchange rate volatility, most significantly with respect to the euro, Brazilian real and British pound.
Other Expense, Net
Other expense, net, was $0.1 million for the three months ended April 30, 2014, a decrease of $0.2 million compared to the three months ended April 30, 2013.
Income Tax Expense
We recorded an income tax expense from operations of $4.3 million for the three months ended April 30, 2014, representing an effective tax rate of (36.8)%, compared with an income tax expense from operations of $4.8 million, representing an effective tax rate of 285.0% for the three months ended April 30, 2013. During the three months ended April 30, 2014 and 2013, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes and certain tax contingencies. The change in our effective tax rate for the three months ended April 30, 2014, compared to the three months ended April 30, 2013, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the timing of when that mix of income occurs during the year and because we compute a separate effective tax rate for tax jurisdictions incurring losses.
Net Loss
Net loss was $16.1 million for the three months ended April 30, 2014, an increase in loss of $13.0 million, for the three months ended April 30, 2013, due primarily to the reasons discussed above.

Segment Results
BSS

	Three Months Ended April 30,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$56,872	$76,264	$(19,392)	(25.4)%
Costs and expenses:
Cost of revenue	35,205	45,686	(10,481)	(22.9)%
Research and development, net	9,551	8,877	674	7.6%
Selling, general and administrative	5,661	6,000	(339)	(5.7)%
Total costs and expenses	$50,417	$60,563	$(10,146)	(16.8)%
Income from operations	$6,455	$15,701	$(9,246)	(58.9)%
Computation of segment performance:
Segment revenue	$56,872	$76,264	$(19,392)	(25.4)%
Total costs and expenses	$50,417	$60,563	$(10,146)	(16.8)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	695	649	46	7.1%
Compliance-related compensation and other expenses	—	122	(122)	(100.0)%
Impairment of property and equipment	—	26	(26)	(100.0)%
Gain on sale of fixed assets	2	—	2	N/M
Other, net	—	—	—	N/M
Segment expense adjustments	697	797	(100)	(12.5)%
Segment expenses	49,720	59,766	(10,046)	(16.8)%
Segment performance	$7,152	$16,498	$(9,346)	(56.6)%
Revenue
Revenue from BSS customer solutions was $30.1 million for the three months ended April 30, 2014, a decrease of $12.6 million, or 29.5%, compared to the three months ended April 30, 2013. The decrease in revenue was primarily attributable to the decrease in collections from certain customers whose revenue is limited to collections, decrease in license only sales and a lower volume of BSS projects in the current period resulting from lower bookings.
BSS maintenance revenue was $26.8 million for the three months ended April 30, 2014, a decrease of $6.8 million, or 20.2%, compared to the three months ended April 30, 2013. The decrease was primarily attributable to the timing of collections from certain customers whose revenue is limited to collections and the timing of entering into renewals of maintenance contracts with customers.
Revenue by Geographic Region
Revenue in the Americas, APAC and EMEA represented approximately 23%, 29% and 48% of BSS's revenue, respectively, for the three months ended April 30, 2014 compared to approximately 25%, 27% and 48% of BSS's revenue, respectively, for the three months ended April 30, 2013.
Foreign Currency Impact on Revenue
Fluctuations in the U.S. dollar relative to foreign currencies in which BSS conducted business for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 had an immaterial impact on revenue.

Cost of Revenue
Cost of revenue was $35.2 million for the three months ended April 30, 2014, a decrease of $10.5 million, or 22.9%, compared to the three months ended April 30, 2013. The decrease was primarily attributable to a decrease in revenue.
Research and Development, Net
Research and development expenses, net, were $9.6 million for three months ended April 30, 2014, an increase of $0.7 million, or 7.6%, compared to the three months ended April 30, 2013. The increase was primarily attributable to an increase in personnel engaged in research and development activities in lieu of assignment to specific revenue generating projects recorded in cost of revenue for the three months ended April 30, 2014 compared to the three months ended April 30, 2013.
Selling, General and Administrative
Selling, general and administrative expenses were $5.7 million for the three months ended April 30, 2014, a decrease of $0.3 million, or 5.7%, compared to the three months ended April 30, 2013. The decrease was primarily attributable to a $0.5 decrease in agent and employee commissions due to mix of bookings generated from certain projects and in certain geographic locations.
Segment Performance
Segment performance was $7.2 million for the three months ended April 30, 2014 based on segment revenue of $56.9 million, representing a segment performance margin of 12.6% as a percentage of segment revenue. Segment performance was $16.5 million for the three months ended April 30, 2013 based on segment revenue of $76.3 million, representing a segment performance margin of 21.6% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to a decrease in revenue.

Digital Services

	Three Months Ended April 30,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$62,260	$79,554	$(17,294)	(21.7)%
Costs and expenses:
Cost of revenue	37,346	48,980	(11,634)	(23.8)%
Research and development, net	4,715	6,088	(1,373)	(22.6)%
Selling, general and administrative	1,807	1,644	163	9.9%
Total costs and expenses	43,868	56,712	(12,844)	(22.6)%
Income from operations	$18,392	$22,842	$(4,450)	(19.5)%
Computation of segment performance:
Segment revenue	$62,260	$79,554	$(17,294)	(21.7)%
Total costs and expenses	$43,868	$56,712	$(12,844)	(22.6)%
Segment expense adjustments:
Compliance-related compensation and other expenses	1	56	(55)	N/M
Impairment of property and equipment	—	1	(1)	(100.0)%
Gain on sale of fixed assets	1	—	1	N/M
Segment expense adjustments	2	57	(55)	(96.5)%
Segment expenses	43,866	56,655	(12,789)	(22.6)%
Segment performance	$18,394	$22,899	$(4,505)	(19.7)%
Revenue
Revenue from Digital Services customer solutions was $34.7 million for the three months ended April 30, 2014, a decrease of $11.6 million, or 25.1%, compared to the three months ended April 30, 2013. The decrease in revenue from Digital Services customer solutions was primarily attributable to a lower number and size of acceptances in the three months ended April 30, 2014, partially offset by an increase in revenue related to several new POC projects in the three months ended April 30, 2014.
Digital Services maintenance revenue was $27.6 million for the three months ended April 30, 2014, a decrease of $5.7 million, or 17.0%, compared to the three months ended April 30, 2013. The decrease was primarily attributable to a reduction in maintenance fees charged to certain customers and due to the timing of entering into renewals of maintenance contracts with customers.
Revenue by Geographic Region
Revenue in the Americas, APAC and EMEA represented approximately 48%, 29% and 23% of Digital Services revenue, respectively, for the three months ended April 30, 2014 compared to approximately 53%, 19% and 28% of Digital Services revenue, respectively, for the three months ended April 30, 2013.
The increase in revenue as a percentage of total revenue for Digital Services in APAC was primarily attributable to a decrease in revenue in the Americas and EMEA while the APAC region remained relatively constant.
Foreign Currency Impact on Revenue
Fluctuations in the U.S. dollar relative to foreign currencies in which Digital Services conducted business for the three months ended April 30, 2014 compared to the three months ended April 30, 2013 unfavorably impacted revenue by $0.6 million primarily due to transactions denominated in Japanese yen.

Cost of Revenue
Cost of revenue was $37.3 million for the three months ended April 30, 2014, a decrease of $11.6 million, or 23.8%, compared to the three months ended April 30, 2013. The decrease was primarily attributable to a decrease in revenue.
Research and Development, Net
Research and development expenses, net, were $4.7 million for the three months ended April 30, 2014, a decrease of $1.4 million, or 22.6%, compared to the three months ended April 30, 2013. The decrease was primarily attributable to an increase in resources being reassigned to revenue generating projects recorded in cost of revenue.
Selling, General and Administrative
Selling, general and administrative expenses were $1.8 million for the three months ended April 30, 2014, an increase of $0.2 million, or 9.9%, compared to the three months ended April 30, 2013. The increase was primarily attributable to a $0.2 million increase in agent commissions.
Segment Performance
Segment performance was $18.4 million for the three months ended April 30, 2014 based on segment revenue of $62.3 million, representing a segment performance margin of 29.5% as a percentage of segment revenue. Segment performance was $22.9 million for the three months ended April 30, 2013 based on segment revenue of $79.6 million, representing a segment performance margin of 28.8% as a percentage of segment revenue.
All Other

	Three Months Ended April 30,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Costs and expenses:
Cost of revenue	7,913	(3,702)	11,615	(313.7)%
Research and development, net	1,266	1,115	151	13.5%
Selling, general and administrative	26,677	29,066	(2,389)	(8.2)%
Other operating expenses	2,743	4,221	(1,478)	N/M
Total costs and expenses	38,599	30,700	7,899	25.7%
Loss from operations	$(38,599)	$(30,700)	$(7,899)	(25.7)%
Computation of segment performance:
Total costs and expenses	$38,599	$30,700	$7,899	25.7%
Segment expense adjustments:
Stock-based compensation expense	2,938	3,094	(156)	(5.0)%
Compliance-related professional fees	369	436	(67)	N/M
Compliance-related compensation and other expenses	(71)	(126)	55	(43.7)%
Strategic related costs	1,290	—	1,290	N/M
Impairment of property and equipment	9	11	(2)	N/M
Certain litigation settlements and related costs	(36)	(24)	(12)	50.0%
Italian VAT refund recovery recorded within operating expenses	—	(10,861)	10,861	(100.0)%
Restructuring expenses	2,743	4,221	(1,478)	N/M
Gain on sale of fixed assets	(6)	(11)	5	(45.5)%
Other, net	295	290	5	N/M
Segment expense adjustments	7,531	(2,970)	10,501	(353.6)%
Segment expenses	31,068	33,670	(2,602)	(7.7)%
Segment performance	$(31,068)	$(33,670)	$2,602	7.7%

Cost of Revenue
Cost of revenue is primarily attributable to unallocated shared services costs associated with customer projects in the BSS and Digital Services segments. These shared services costs relate to several organizations that provide delivery and support services to both BSS and Digital Services segments and whose costs are not allocated to BSS and Digital Services, such as our centralized call center, business operations, quality assurance infrastructure and management teams. In addition, management views certain costs as corporate expenses such as stock compensation expense and inventory write-offs, which are included in All Other. In the three months ended April 30, 2014, the Italian VAT refund was also included in All Other.
Cost of revenue was $7.9 million for the three months ended April 30, 2014, a change of $11.6 million, compared to negative cost of revenue of $3.7 million for the three months ended April 30, 2013. The increase was primarily attributable to a VAT refund of $10.9 million in the three months ended April 30, 2013.
Research and Development, Net
Research and development expenses, net, primarily include expenses incurred by our centralized research and development departments that support the BSS and Digital Services segments.
Research and development expenses, net, were $1.3 million for the three months ended April 30, 2014, an increase of $0.2 million or 13.5%, compared to the three months ended April 30, 2013.
Selling, General and Administrative
Selling, general and administrative expenses consist of expenses incurred by our global corporate functions in connection with shared services provided to the BSS and Digital Services segments.
Selling, general and administrative expenses were $26.7 million for the three months ended April 30, 2014, a decrease of $2.4 million, or 8.2%, compared to the three months ended April 30, 2013. The decrease was primarily attributable to a $2.2 million decrease in personnel related costs primarily due to restructuring initiatives and a $0.6 million decrease in commission expenses due to the amount and mix of bookings.
Other Operating Expenses
Other operating expenses were $2.7 million for the three months ended April 30, 2014, a decrease of $1.5 million, compared to the three months ended April 30, 2013. The decrease was attributable to a decrease in restructuring expenses of during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. See Note 8 of the condensed consolidated financial statements included in this Quarterly Report.
Loss from Operations
Loss from operations was $38.6 million for the three months ended April 30, 2014, an increase in loss of $7.9 million, or 25.7%, compared to the three months ended April 30, 2013 due primarily to the reasons discussed above.
Segment Performance
Segment performance was a loss of $31.1 million for the three months ended April 30, 2014, a decrease in loss of $2.6 million, or 7.7%, compared to the three months ended April 30, 2013.

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
During the three months ended April 30, 2014, our principal uses of liquidity were to fund operating expenses and make capital expenditures.
Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of April 30, 2014, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $283.6 million, compared to approximately $322.7 million as of January 31, 2014.
Restricted Cash
Restricted cash aggregated $73.5 million and $68.2 million as of April 30, 2014 and January 31, 2014, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, funds in escrow to support indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Management's current forecast is based upon a number of assumptions including, among others: assumed levels of customer order activity, revenue and collections; continued implementation of initiatives to reduce operating costs; no significant degradation in operating margins; increased spending on certain investments in the business; slight reductions in the unrestricted cash levels required to support the working capital needs of the business and intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Part I, Item 1A, “Risk Factors” of the 2013 Form 10-K, filed with the SEC on April 16, 2014, or in Part II, Item 1A, “Risk Factors” of this Quarterly Report materialize, we may experience a shortfall in the cash required to support working capital needs.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash Flows
Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013

	Three Months Ended April 30,
	2014	2013
	(In thousands)
Net cash (used in) provided by operating activities	$(35,599)	$9,863
Net cash used in investing activities	(8,074)	(27,991)
Net cash provided by financing activities	(346)	24,396
Effects of exchange rates on cash and cash equivalents	(465)	(687)
Net (decrease) increase in cash and cash equivalents	(44,484)	5,581
Cash and cash equivalents, beginning of period	254,580	262,921
Cash and cash equivalents, end of period	210,096	268,502
Operating Cash Flows
Net cash used in operating activities from operations was $35.6 million during the three months ended April 30, 2014, an increase in cash used of $45.5 million compared to the three months ended April 30, 2013. This increase in cash used was primarily attributable to an increase of $17.7 million in accounts receivable due to higher invoicing than collections in the three months ended April 30, 2014 compared to a decrease of $8.1 million in accounts receivable from improved collections in the three months ended April 30, 2013. The increase was also attributable to an increase of $11.2 million mainly in POC deferral balances included in prepaid and other current assets in the three months ended April 30, 2014, primarily due to deferral balances related to POC project progress.
Investing Cash Flows
Net cash used in investing activities was $8.1 million during the three months ended April 30, 2014, a decrease in cash used of $19.9 million compared to the three months ended April 30, 2013. The decrease in cash used was primarily attributable to a $20.2 million decrease in restricted cash used mainly due to $25.0 million in bank time deposits received from CTI in connection with the closing of the Verint Merger in the three months ended April 30, 2013.
Financing Cash Flows
Net cash used in financing activities was $0.3 million during the three months ended April 30, 2014, a decrease in cash provided by financing activities of $24.7 million compared to the three months ended April 30, 2013. The decrease was primarily attributable to a $25.0 million cash capital contribution from CTI in the three months ended April 30, 2013.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents is denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the Euro, the NIS and the British pound. For the three months ended April 30, 2014, the fluctuation in foreign currency exchange rates had an unfavorable impact of $0.5 million on cash and cash equivalents.
Escrow Related to the Merger of CTI and Verint
Under the Share Distribution Agreements we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, will be released to us. The escrow funds cannot be used for claims related to the Israeli Optionholder suit. Although no indemnification claims have been filed and the Escrow Release Date is within 12 months of January 31, 2014, we continue to classify the restricted cash balance as "Long-term restricted cash" in the condensed consolidated balance sheets until it can be determined if any future claims would restrict the release of such escrow funds. We also assumed all pre-Share Distribution tax obligations of each of us and CTI. For more information, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
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
Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. We received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of approximately $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of January 31, 2014, such claims have not exceeded the $1.0 million threshold. During the three months ended April 30, 2014, the company received approximately $2.6 million in return of escrow.
Indebtedness
Comverse Ltd. Lines of Credit
As of January 31, 2014, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $25.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2014 and January 31, 2014, Comverse Ltd. had utilized $19.4 million and $20.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of January 31, 2014, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2014 and January 31, 2014, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of April 30, 2014 and January 31, 2014, Comverse Ltd. had utilized $8.4 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash within the consolidated balance sheets as of April 30, 2014 and January 31, 2014.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the three months ended April 30, 2014 and 2013, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $2.7 million and $4.2 million, respectively, and paid $2.9 million and $3.3 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $1.3 million and $5.7 million are expected to be substantially paid by July 2014 and October 2019, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see Note 8 to the condensed consolidated financial statements included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2014 and January 31, 2014, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $31.9 million and $31.1 million as of April 30, 2014 and January 31, 2014, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.
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
Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of April 30, 2014 and January 31, 2014, cash and cash equivalents held by our foreign subsidiaries was $72.1 million and $97.2 million, respectively. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 30, 2014, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2014. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2013 Form 10-K.
CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations from January 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2013 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We described the significant accounting policies and methods used in the preparation of our consolidated financial statements in Note 1 to the consolidated financial statements included in Part IV, Item 15 of our 2013 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2013 Form 10-K, and include the following:

•	revenue recognition;

•	extended payment terms;

•	percentage-of-completion accounting;

•	stock-based compensation;

•	recoverability of goodwill;

•	recoverability of long-lived assets;

•	income taxes;

•	litigation and contingencies;

•	Israel employees severance pay; and

•	Probability assessment of performance based stock unit vesting.
We have expanded our critical accounting policies for the three months ended April 30, 2014.
Recoverability of Long-Lived Assets
We periodically evaluate our long-lived assets for potential impairment. In accordance with the relevant accounting guidance, we review the carrying value of our long-lived assets or asset group that is held and used for impairment whenever circumstances occur that indicate that those carrying values are not recoverable. Under the held and used approach, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The identification of asset groups involves judgment, assumptions, and estimates. The lowest level of cash flows which are largely independent of one another was determined to be at the BSS and Digital Services reporting units.
We make judgments about the recoverability of long-lived assets, including fixed assets and purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. Each period we evaluate the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation or amortization. If circumstances arise that indicate an impairment may exist, we use an estimate of the undiscounted value of expected future operating cash flows over the primary asset’s remaining useful life and salvage value to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows and salvage values are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined using the discounted cash flow (or DCF) method. Application of the DCF method for long-lived assets requires judgment and assumptions related to the amount and timing of future expected cash flows, salvage value assumptions, and appropriate discount rates. Different judgments or assumptions could result in materially different fair value estimates.
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
During the three months ended April 30, 2014 following the announcement on April 15, 2014 of our fourth quarter and fiscal year ended January 31, 2014 results, our stock price and market capitalization declined. As a result of the decrease in stock price and market capitalization, we performed an interim goodwill test in conjunction with the preparation of its financial statements for the three months ended April 30, 2014.
A step two analysis was only required to be performed for the Digital Services reporting unit. The inputs for the fair value calculation of the reporting unit included a 2% growth rate to calculate the terminal value and a discount rate of 12.5% which were consistent with our annual goodwill impairment assessment performed as of November 1, 2013. In addition, we assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical and industry trends. Factors that have the potential to create variances in the estimated fair value of the Digital Services reporting unit include, but are not limited to, fluctuations in (i) forecasted revenue volumes and purchase order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors including US sanctions on Russia, competitive dynamics and changes in capital allocations of the CSP’s; (ii) sales and marketing costs to generate orders; (iii) product and service costs; and (iv) equity valuations and volatility of peer companies. With all else being equal, an increase of the discount rate by 100 basis points for the Digital Services reporting unit would not result in an impairment of the Digital Services goodwill.
We do not believe that there were any other significant changes in our critical accounting policies during the three months ended April 30, 2014.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2013 Form 10-K, filed with the SEC on April 16, 2014, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended April 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) for the fiscal quarter ended April 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 18 to the condensed consolidated financial statements included in this Quarterly Report. Except as disclosed in such note, there have been no material developments in the legal proceedings previously reported in our 2013 Form 10-K, filed with the SEC on April 16, 2014.

ITEM 1A.	RISK FACTORS
Except as noted below, there are no material changes to the risk factors previously disclosed in our 2013 Form 10-K, filed with the SEC on April 16, 2014.
Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.
In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities any of which could adversely affect our business. Although we have historically experienced actual or attempted breaches of our computer systems, none of these breaches has had a material effect on our business, operations or reputation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended April 30, 2014, we purchased an aggregate of 11,133 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by the Company are deposited in its treasury. The following table provides information regarding our purchases of its common stock in respect of each month during the three months ended April 30, 2014 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Feb 1, 2014 – February 28, 2014	—	$—	—	—
March 1, 2014 – March 31, 2014	4,136	34.20	—	—
April 1, 2014 – April 30, 2014	6,997	35.07	—	—
Total	11,133	$34.75	—	—
Common Stock Repurchase Program
Our Board of Directors has adopted a program to repurchase from time to time at management’s discretion up to $30 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases will be made under the program using our own cash resources. As of April 30, 2014, we have not repurchased any shares of common stock in the open market under this program.

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

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

COMVERSE, INC.

June 9, 2014	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

June 9, 2014	/s/ Thomas B. Sabol
Thomas B. Sabol Senior Vice President, Chief Financial Officer (Principal Financial Officer)