Form 10-Q
period 2014-07-31
Comverse, Inc.
filed 2014-09-09
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,358,589 shares of the registrant’s common stock outstanding on September 1, 2014.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

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
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on April 16, 2014 and Part II, Item 1A "Risk

ii

Factors" of this Quarterly Report. The documents and reports we file with the SEC are available through Comverse, or our website, www.comverse.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenue:
Product revenue	$20,931	$56,491	$48,286	$109,395
Service revenue	94,389	113,262	186,166	216,176
Total revenue	115,320	169,753	234,452	325,571
Costs and expenses:
Product costs	11,003	28,751	25,808	56,385
Service costs	64,857	74,733	130,516	138,063
Research and development, net	14,746	16,860	30,278	32,940
Selling, general and administrative	29,549	35,349	63,694	72,059
Other operating expenses:
Restructuring expenses	1,912	2,633	4,655	6,854
Total other operating expenses	1,912	2,633	4,655	6,854
Total costs and expenses	122,067	158,326	254,951	306,301
(Loss) income from operations	(6,747)	11,427	(20,499)	19,270
Interest income	100	143	215	315
Interest expense	(231)	(166)	(354)	(354)
Foreign currency transaction (loss) gain, net	(2,949)	888	(930)	(5,028)
Other expense, net	(413)	556	(465)	342
(Loss) income before income tax expense	(10,240)	12,848	(22,033)	14,545
Income tax expense	(6,626)	(29,935)	(10,964)	(34,772)
Net loss	$(16,866)	$(17,087)	$(32,997)	$(20,227)
Weighted average common shares outstanding:
Basic & diluted	22,401,902	22,186,729	22,348,835	22,097,619
Loss per share:
Basic & diluted	$(0.75)	$(0.77)	$(1.48)	$(0.92)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net loss	$(16,866)	$(17,087)	$(32,997)	$(20,227)
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	1,305	2,145	(1,157)	3,765
Changes in accumulated OCI on cash flow hedges, net of tax	110	(447)	233	(265)
Other comprehensive income (loss), net of tax	1,415	1,698	(924)	3,500
Comprehensive loss	$(15,451)	$(15,389)	$(33,921)	$(16,727)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	July 31, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$181,587	$254,580
Restricted cash and bank deposits	63,650	34,343
Accounts receivable, net of allowance of $4,631 and $6,945, respectively	106,465	89,361
Inventories	22,011	16,166
Deferred cost of revenue	12,322	14,500
Deferred income taxes	2,089	2,329
Prepaid expenses	23,008	17,000
Other current assets	6,731	1,680
Total current assets	417,863	429,959
Property and equipment, net	47,335	41,541
Goodwill	150,630	150,346
Intangible assets, net	3,813	5,153
Deferred cost of revenue	36,314	45,717
Deferred income taxes	1,141	1,720
Long-term restricted cash	9,017	33,815
Other assets	39,025	40,586
Total assets	$705,138	$748,837
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$158,549	$168,406
Deferred revenue	247,797	239,902
Deferred income taxes	833	514
Income taxes payable	1,501	2,102
Total current liabilities	408,680	410,924
Deferred revenue	100,714	113,426
Deferred income taxes	45,728	43,735
Other long-term liabilities	149,709	147,942
Total liabilities	704,831	716,027
Commitments and contingencies
Equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 22,570,673 and 22,286,123 shares, respectively; outstanding, 22,358,589 and 22,251,226 shares, respectively	226	223
Treasury stock, at cost, 212,084 and 34,897 shares, respectively	(5,569)	(1,024)
Accumulated deficit	(57,248)	(24,251)
Additional paid in capital	40,490	34,530
Accumulated other comprehensive income	22,408	23,332
Total equity	307	32,810
Total liabilities and equity	$705,138	$748,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(32,997)	$(20,227)
Non-cash operating items:
Depreciation and amortization	9,561	9,317
Provision for doubtful accounts	331	890
Stock-based compensation expense	5,923	5,343
Deferred income taxes	3,131	4,023
Inventory write-downs	1,108	2,913
Other non-cash items, net	446	(1,217)
Changes in assets and liabilities:
Accounts receivable	(16,392)	3,521
Inventories	(8,624)	(663)
Deferred cost of revenue	11,592	21,802
Prepaid expense and other current assets	(5,580)	(1,509)
Accounts payable and accrued expense	(16,195)	(7,649)
Income taxes	(1,053)	14,332
Deferred revenue	(5,750)	(30,985)
Tax contingencies	3,598	5,519
Other assets and liabilities	1,517	4,231
Net cash (used in) provided by operating activities	(49,384)	9,641
Cash flows from investing activities:
Proceeds from sales and maturities of investments	—	100
Purchases of property and equipment	(11,472)	(4,630)
Advanced payment for a planned acquisition	(2,678)	—
Net change in restricted cash and bank deposits	(4,027)	(27,569)
Proceeds from asset sales	46	61
Other, net	—	743
Net cash used in investing activities	(18,131)	(31,295)
Cash flows from financing activities:
CTI capital contribution	—	25,000
Payment for repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(972)	(770)
Payment for repurchase of common stock under repurchase program	(3,573)	—
Proceeds from exercises of stock options	40	556
Net cash (used in) provided by financing activities	(4,505)	24,786
Effects of exchange rates on cash and cash equivalents	(973)	(2,049)
Net (decrease) increase in cash and cash equivalents	(72,993)	1,083
Cash and cash equivalents, beginning of period	254,580	262,921
Cash and cash equivalents, end of period	$181,587	$264,004
Non-cash investing transactions:
Accrued but unpaid purchases of property and equipment	$4,587	$3,278
Inventory transfers to property and equipment	$1,673	$2,495
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
The Company is a leading provider of business enablement solutions for communication service providers (“CSPs”) and enterprises through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. The Company provides converged, prepaid and postpaid billing and active customer management systems (“BSS”) for wireless, wireline, cable and multi-play CSPs, as well as to business-to-business (“B2B”) and consumer oriented enterprises, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control. In addition, the Company provides CSPs with the ability to better manage their data networks and to better monetize their data network investment through its Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Digital Services. The Company enables network-based voice and messaging (including voicemail, visual voicemail, call completion, short messaging service (“SMS”), and multimedia picture and video messaging ("MMS")), enterprise communication services, and Internet Protocol (“IP”) based rich communication services (including group chat, file transfer, video, social and presence).

In connection with each of these domains, the Company offers a portfolio of services primarily related to its solutions (“managed services”).
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
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (the "Escrow Release Date"), less any claims made on or prior to such date, to be released to the Company. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million. As of the closing of the Verint Merger, the Company recognized the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

additional contribution from CTI. As of July 31, 2014, the estimated fair value of the potential indemnification liability is $3.7 million.
Acquisition of Solaiemes
On August 1, 2014, the Company acquired Spain-based Solaiemes, S.L. (“Solaiemes”) for approximately $2.7 million and the assumption of $1.4 million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs’ digital services. Solutions from Solaiemes complement the Company's Evolved Communication Suite offering and the combined portfolio creates an end-to-end platform for service monetization of IP-based digital services. During the three months ended July 31, 2014, the Company deposited the purchase price to a trust account in preparation for the closing of the acquisition which was accounted for as an advanced payment for a planned acquisition.
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
The condensed consolidated statements of operations, comprehensive loss and cash flows for the periods ended July 31, 2014 and 2013, and the condensed consolidated balance sheet as of July 31, 2014 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2013 Form 10-K. The results for the three and six months ended July 31, 2014 are not necessarily indicative of a full fiscal year’s results.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
A step two analysis was only required to be performed for the Digital Services reporting unit due to the negative carrying value of the Digital Services equity. The inputs for the fair value calculation of the reporting unit included a 2% growth rate to calculate the terminal value and a discount rate of 12.5% which were consistent with the Company’s annual goodwill impairment assessment performed as of November 1, 2013. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical and industry trends. Factors that have the potential to create variances in the estimated fair value of the Digital Services reporting unit include, but are not limited to, fluctuations in (i) forecasted revenue volumes and purchase order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors including US sanctions on Russia, competitive dynamics and changes in capital allocations of the CSP’s; (ii) sales and marketing costs to generate orders; (iii) product and service costs; and (iv) equity valuations and volatility of peer companies.
Revenue Recognition
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
The change in profit estimate for those projects accounted for under the percentage of completion method where a loss provision was recorded, negatively impacted income from operations by $8.0 million and $5.0 million during the six months ended July 31, 2014 and 2013, respectively.

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
Share Distribution Agreements
The Company entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with CTI in connection with the Share Distribution. In particular, the Distribution Agreement, among other things, provides for the allocation between the Company and CTI of various assets, liabilities and obligations attributable to periods prior to the Share Distribution. Under the Distribution Agreement, the Company agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of the Company's indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that were known by CTI but not included on the net worth statement delivered by CTI at the closing of the Verint Merger. The Company's uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to the Company's business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of the Company (including but not limited to the Israeli optionholder suits discussed in Note 18, Commitments and Contingencies); any failure by the Company to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of the Company; claims related to the Starhome Disposition (as defined in Note 18, Commitments and Contingencies); certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, to be released to the Company. The escrow funds could not be used for claims related to the Israeli optionholder suits. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million. The Company also assumed all pre-Share Distribution tax obligations of each of the Company and CTI.

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

4.	INVENTORIES
Inventories consisted of the following:

	July 31,	January 31,
	2014	2014
	(In thousands)
Raw materials	$10,622	$11,445
Work in process	11,389	4,612
Finished goods	—	109
	$22,011	$16,166

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the six months ended July 31, 2014 are as follows:

	BSS	Digital Services	Total
	(In thousands)
Goodwill, gross, at January 31, 2014	$89,798	$222,608	$312,406
Accumulated impairment losses at January 31, 2014	(5,605)	(156,455)	(162,060)
Goodwill, net, at January 31, 2014	84,193	66,153	150,346
Effect of changes in foreign currencies and other	159	125	284
Goodwill, net, at July 31, 2014	$84,352	$66,278	$150,630
Balance at July 31, 2014
Goodwill, gross, at July 31, 2014	$89,957	$222,733	$312,690
Accumulated impairment losses at July 31, 2014	(5,605)	(156,455)	(162,060)
Goodwill, net, at July 31, 2014	$84,352	$66,278	$150,630
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
BSS Reporting Unit
Step one of the quantitative goodwill interim impairment test for the three months ended April 30, 2014 resulted in the determination that the estimated fair value of BSS significantly exceeded its carrying amount, including goodwill. Accordingly, the second step was not required for this reporting unit.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

	July 31,	January 31,
	2014	2014
	(In thousands)
Gross carrying amount:
Acquired technology	$98,000	$98,000
Customer relationships	36,189	36,033
Trade names	3,400	3,400
Total Intangible Assets	137,589	137,433
Accumulated amortization:
Acquired technology	98,000	98,000
Customer relationships	32,376	30,880
Trade names	3,400	3,400
	133,776	132,280
Total	$3,813	$5,153
Acquired technology intangible assets, net relate to the BSS segment as of July 31, 2014 and January 31, 2014.
Amortization of intangible assets was $0.7 million and $1.4 million for the three and six months ended July 31, 2014, respectively, and $0.8 million and $1.4 million for the three and six months ended July 31, 2013, respectively. There were no impairments of intangible assets for the three and six months ended July 31, 2014 or 2013.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2015 (remainder of fiscal year)	$1,405
2016	2,408
$3,813
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.	OTHER ASSETS
Other assets consisted of the following:

	July 31,	January 31,
	2014	2014
	(In thousands)
Severance pay fund (1)	$33,058	$33,482
Deposits	3,006	2,956
Other (2)	2,961	4,148
	$39,025	$40,586

(1)	Represents deposits into insurance policies to fund severance liability for Israeli-based employees (see Note 12, Other Long-Term Liabilities).

(2)	Includes a $1.2 million cost-method investment in a subsidiary of a significant customer at each of July 31, 2014 and January 31, 2014.

8.	RESTRUCTURING
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
2014 Initiatives
During the three months ended April 30, 2014, the Company commenced certain initiatives with a plan to further restructure its operations towards aligning operating costs and expenses with anticipated revenue. On September 9, 2014, the Company commenced an expansion of its previously disclosed 2014 restructuring plan. The restructuring plan has been facilitated by efficiencies gained through initiatives implemented in recent fiscal periods and the expectation that software will account for a higher portion of the Company's revenue in future periods. The restructuring is designed to align operating costs and expenses with currently anticipated revenue. The restructuring plan (as expanded) is expected to include reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate total cost of the 2014 restructuring plan (as expanded) is currently expected to be approximately $15.0 million to $17.0 million, primarily related to severance costs which are expected to be accrued and paid by January 31, 2015. As previously disclosed, the aggregate total cost of the 2014 restructuring plan (prior to expansion) was expected to be approximately $9.0 million. In relation to this restructuring plan, the Company recorded severance-related costs of $5.0 million and paid $3.5 million during the six months ended July 31, 2014.
Fourth Quarter 2012 Initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. During the six months ended July 31, 2014, the Company paid severance and facilities-related costs of $1.0 million and $0.9 million, respectively, in relation to this restructuring plan. The remaining severance and facilities-related costs accrued under this plan are expected to be paid by October 2019.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in Digital Services and implementing further cost savings through operational efficiencies and strategic focus. The remaining facilities-related costs accrued under this plan are expected to be paid by October 2014.
Netcentrex 2010 and 2011 Initiative
During the fiscal years ended January 31, 2011 and 2012, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France. The remaining facilities-related costs accrued under this plan are expected to be paid by October 2015.
The following tables represent a roll forward of the liabilities related to the workforce reduction and restructuring activities noted above for the three and six months ended July 31, 2014 and 2013:

	2014 Initiative		Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative	Netcentrex 2010 and 2011 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Facilities Related	Severance Related	Facilities Related	Total
			(In thousands)
January 31, 2014	$—	$—	$1,062	$5,728	$390	$50	$15	$7,245
Expenses	5,015	4	84	48	10	—	—	5,161
Change in assumptions	(107)	—	(102)	(250)	—	(47)	—	(506)
Translation and other adjustments	—	—	—	—	—	(1)	(1)	(2)
Paid or utilized	(3,456)	(4)	(1,030)	(873)	(97)	(2)	—	(5,462)
July 31, 2014	$1,452	$—	$14	$4,653	$303	$—	$14	$6,436

	Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative	Netcentrex 2010 and 2011 Initiative
	Severance Related	Facilities Related	Facilities Related	Severance Related	Facilities Related	Total

January 31, 2013	$3,713	$885	$391	$212	$438	$5,639
Expenses	3,158	4,364	5	(126)	1	7,402
Change in assumptions	(967)	419	—	—	—	(548)
Translation and other adjustments (1)	62	997	—	(7)	(11)	1,041
Paid or utilized	(4,608)	(746)	(94)	(12)	(288)	(5,748)
July 31, 2013	$1,358	$5,919	$302	$67	$140	$7,786
(1) Includes deferred rent liability balance for restructured facilities.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	DEBT
There were no outstanding debt amounts as of July 31, 2014 or January 31, 2014.
Comverse Ltd. Lines of Credit
As of January 31, 2014, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $25.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of July 31, 2014 and January 31, 2014, Comverse Ltd. had utilized $20.7 million and $20.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of January 31, 2014, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of July 31, 2014 and January 31, 2014, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of July 31, 2014 and January 31, 2014, Comverse Ltd. had utilized $8.4 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and long-term restricted cash within the condensed consolidated balance sheets as of July 31, 2014 and January 31, 2014.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the three and six months ended July 31, 2014 and 2013, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assesses the counterparty credit risk for each party prior to entering into its derivative financial instruments and in valuing the derivative instruments for the periods presented.
Forward Contracts
During the three and six months ended July 31, 2014 and 2013, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive loss in the condensed consolidated statements of comprehensive loss. Such amounts are reclassified to the statements of operations when the effects of the item being hedged are recognized. The Company’s derivatives outstanding as of July 31, 2014 are short-term in nature and are due to contractually settle within the next twelve months.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s derivative positions and their respective fair values:

	July 31, 2014
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$12,847	Prepaid expenses and other current assets	$291
Total assets			$291
Liabilities
Embedded derivatives
Long-term	6,543	Other long-term liabilities	$413
Total liabilities			$413

	January 31, 2014
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$25,607	Prepaid expenses and other current assets	$58
Total assets			$58
Liabilities
Embedded derivatives
Long-term	6,543	Other long-term liabilities	$719
Total liabilities			$719
The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	Three Months Ended July 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Expense, Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$209	$99	$—
Total	$209	$99	$—

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended July 31, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Expense, Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(26)	$421	$—
Total	$(26)	$421	$—

	Six Months Ended July 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Expense, Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$460	$227	$—
Total	$460	$227	$—

	Six Months Ended July 31, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other Expense, Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$763	$1,028	$—
Total	$763	$1,028	$—
There were no gains or losses from ineffectiveness of these hedges recorded for the three and six months ended July 31, 2014 and 2013.

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three and six months ended July 31, 2014 and 2013.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	July 31, 2014
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,399	$—	$—	$34,399
Derivative assets	—	291	—	291
	$34,399	$291	$—	$34,690
Financial Liabilities:
Embedded Derivatives	$—	$413	$—	$413
	$—	$413	$—	$413

	January 31, 2014
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,398	$—	$—	$34,398
Derivative assets	—	58	—	58
	$34,398	$58	$—	$34,456
Financial Liabilities:
Embedded Derivatives	$—	$719	$—	$719
	$—	$719	$—	$719

(1)	As of July 31, 2014 and January 31, 2014, money market funds of $34.4 million were classified in “Cash and cash equivalents” within the condensed consolidated balance sheets.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	July 31,	January 31,
	2014	2014
	(In thousands)
Liability for severance pay	$45,610	$44,793
Tax contingencies	95,177	90,345
Other long-term liabilities	8,922	12,804
Total	$149,709	$147,942
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
A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amounts of $33.1 million and $33.5 million as of July 31, 2014 and January 31, 2014, respectively.
Severance pay expenses pursuant to Israel’s Severance Pay Law were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands)
Increase due to passage of time	$1,038	$1,246	$2,072	$2,546
Increase due to salary increase	447	911	674	1,033
Reversal due to voluntary termination of employee	(364)	(212)	(511)	(468)
Gain from increase in fund value	(177)	(548)	(152)	(661)
Total operating expense due to Israeli Severance Law	$944	$1,397	$2,083	$2,450

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.	STOCK-BASED COMPENSATION
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
As of July 31, 2014, stock options to purchase 1,105,229 Shares and additional Awards covering 635,902 Shares were outstanding. As of July 31, 2014, an aggregate of 1,159,651 Future Awards are available for future grant under the 2012 Incentive Plan.
Share-Based Awards
Stock-based compensation expense associated with awards for the three and six months ended July 31, 2014 and 2013 included in the condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands)
Stock options:
Service costs	$76	$23	$117	$34
Research and development	55	9	94	9
Selling, general and administrative	564	324	947	560
	695	356	1,158	603
Restricted/Deferred stock awards:
Service costs	701	634	1,630	1,547
Research and development	235	212	553	530
Selling, general and administrative	1,354	1,047	2,582	2,663
	2,290	1,893	4,765	4,740
Total	$2,985	$2,249	$5,923	$5,343
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (“RSUs”) and stock options to certain key employees and director stock unit awards (“DSUs”) to non-employee directors (such RSUs and DSUs collectively referred to as “Restricted Awards”). For the six months ended July 31, 2014, the Company granted Restricted Awards covering an aggregate of 300,494 Shares and stock options to purchase an aggregate of 374,827 Shares. For the six months ended July 31, 2013, the Company granted Restricted Awards covering an aggregate of 314,399 Shares, of which 121,335 were performance based awards, and stock options to purchase an aggregate of 328,639 Shares.
During the six months ended July 31, 2014, 1,365 Shares were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these Shares were negligible. During the three and six months ended July 31, 2013, 19,934 and 20,950 Shares, respectively, were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these Shares were $0.5 million and $0.6 million, respectively.
The fair market value of the Company's Restricted Awards that vested during the three and six months ended July 31, 2014, was $3.0 million and $9.1 million, respectively. The fair market value of the Company's Restricted Awards that vested during the three and six months ended July 31, 2013, was $1.0 million and $8.1 million, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of July 31, 2014, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $13.2 million, which is expected to be recognized over a weighted-average period of 2.04 years.
The Company's outstanding stock options as of July 31, 2014 include unvested stock options to purchase 742,531 Shares with a weighted-average grant date fair value of $9.28, an expected term of 4.0 years and a total fair value of $6.9 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase Shares was $6.0 million, which is expected to be recognized over a weighted-average period of 2.29 years.

14.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of equity are as follows:

	Six Months Ended July 31,
	2014	2013
	(In thousands)
Balance, January 31	$32,810	$(18,763)
Net loss	(32,997)	(20,227)
Unrealized gain (loss) for cash flow hedge positions, net of reclassification adjustments and tax	233	(265)
Foreign currency translation adjustment	(1,157)	3,765
Stock-based compensation expense	5,923	5,343
Exercises of stock options	40	556
CTI contribution (1)	—	20,981
Payment for repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(972)	(770)
Payment for repurchase of common stock under repurchase program	(3,573)	—
Balance, July 31	$307	$(9,380)

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

Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income (“AOCI”), net of zero tax, were as follows (in thousands, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2013	$21,276	$475	$21,751
Other comprehensive income before reclassifications	3,765	763	4,528
Amounts reclassified from AOCI	—	(1,028)	(1,028)
Other comprehensive income	3,765	(265)	3,500
Balance as of July 31, 2013	$25,041	$210	$25,251

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2014	$23,274	$58	$23,332
Other comprehensive (loss) income before reclassifications	(1,157)	460	(697)
Amounts reclassified from AOCI	—	(227)	(227)
Other comprehensive (loss) income	(1,157)	233	(924)
Balance as of July 31, 2014	$22,117	$291	$22,408

The amounts of unrealized gains on cash flow hedges reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated condensed statements of operations, with presentation location, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$(49)	$(219)	$(111)	$(518)
Research and development, net	(14)	(64)	(33)	(161)
Selling, general and administrative	(36)	(138)	(83)	(349)
Total	$(99)	$(421)	$(227)	$(1,028)

15.	LOSS PER SHARE
Basic loss per share is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted loss per share, shares issuable upon exercise of stock options and deliverable in settlement of unvested Restricted Awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.

The calculation of loss per share is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net loss - basic and diluted	$(16,866)	$(17,087)	$(32,997)	$(20,227)
Denominator:
Basic and diluted weighted average common shares outstanding	22,402	22,187	22,349	22,098
Loss per share
Basic & diluted	$(0.75)	$(0.77)	$(1.48)	$(0.92)

As a result of the Company’s net loss during the three and six months ended July 31, 2014 and 2013, stock-based awards have been excluded from the diluted loss per share calculations because their inclusion would have been anti-dilutive. For the three and six months ended July 31, 2014 and 2013, the diluted earnings per share computation excludes 0.1 million and 0.2 million shares, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

16.	INCOME TAXES
The Company's quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items that occur within the periods presented. The significant differences that impact the effective tax rate relate to the difference between the U.S. federal statutory rate and the rates in foreign tax jurisdictions, withholding taxes, incremental valuation allowances and tax contingencies.
The Company recorded an income tax expense from operations of $6.6 million for the three months ended July 31, 2014, representing an effective tax rate of (64.7)% compared with an income tax expense from operations of $29.9 million, representing an effective tax rate of 233.0% for the three months ended July 31, 2013. During the three months ended July 31, 2014 and 2013, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of the Company's U.S. and foreign tax jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in the Company's effective tax rate for the three months ended July 31, 2014, compared to the three months ended July 31, 2013 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions incurring losses.
The Company recorded an income tax expense from operations of $11.0 million for the six months ended July 31, 2014, representing an effective tax rate of (49.8)% compared with an income tax expense from operations of $34.8 million, representing an effective tax rate of 239.1% for the six months ended July 31, 2013. During the six months ended July 31, 2014 and 2013, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of the Company's U.S. and foreign tax jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in the Company's effective tax rate for the six months ended July 31, 2014, compared to the six months ended July 31, 2013 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions incurring losses.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a tax jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign tax jurisdictions. During the six months ended July 31, 2014, the Company reassessed its valuation allowance requirements taking into consideration the Share Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of July 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $95.2 million (see Note 12, Other Long-Term Liabilities). The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of July 31, 2014 could decrease by approximately $2.8 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties was $42.3 million as of July 31, 2014.

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
Historically, Mobile Internet (“Comverse MI”), which was renamed Policy and is responsible for the Company's mobile Internet and policy products, and Netcentrex, an IP-based solution that provides carrier-hosted enterprise and consumer IP services, were included in All Other. Effective in the three months ended January 31, 2014, Comverse MI and Netcentrex were combined with the Comverse BSS and Comverse VAS segments, respectively, to form the “BSS” and “Digital Services” segments. The change in segment reporting aligns with information reviewed by the Company's chief operating decision maker (“CODM”), a change in management structure and the convergence of operations to take advantage of potential synergies. Accordingly, the results presented under segment reporting for the three and six months ended July 31, 2013 reflect the change in segment reporting to conform to the current period segment reporting presentation. The change in segment reporting does not affect the Company’s previously reported consolidated financial statements.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, and depreciation for the three and six months ended July 31, 2014 and 2013:

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Three Months Ended July 31, 2014
Total revenue	$60,155	$55,165	$—	$115,320
Total costs and expenses	$45,255	$44,058	$32,754	$122,067
Income (loss) from operations	$14,900	$11,107	$(32,754)	$(6,747)
Computation of segment performance:
Segment revenue	$60,155	$55,165	$—
Total costs and expenses	$45,255	$44,058	$32,754
Segment expense adjustments:
Stock-based compensation expense	—	—	2,985
Amortization of intangibles assets	700	—	—
Compliance-related professional fees	—	—	335
Strategic-related costs	—	—	1,100
Impairment of property and equipment	—	2	167
Certain litigation settlements and related cost	—	—	41
Restructuring expenses	—	—	1,912
Gain on sale of fixed assets	—	—	(14)
Other	—	—	305
Segment expense adjustments	700	2	6,831
Segment expenses	44,555	44,056	25,923
Segment performance	$15,600	$11,109	$(25,923)
Interest expense	$—	$—	$(231)	$(231)
Depreciation	$(862)	$(1,260)	$(2,000)	$(4,122)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Three Months Ended July 31, 2013
Total revenue	$74,158	$95,595	$—	$169,753
Total costs and expenses	$67,071	$54,625	$36,630	$158,326
Income (loss) from operations	$7,087	$40,970	$(36,630)	$11,427
Computation of segment performance:
Segment revenue	$74,158	$95,595	$—
Total costs and expenses	$67,071	$54,625	$36,630
Segment expense adjustments:
Stock-based compensation expense	—	—	2,249
Amortization of intangibles assets	729	—	—
Compliance-related professional fees	—	—	370
Compliance-related compensation and other expenses	—	162	(7)
Impairment of property and equipment	3	—	2
Certain litigation settlements and related cost	—	—	1
Restructuring expenses	—	—	2,633
Gain on sale of fixed assets	1	(1)	(7)
Other	—	—	567
Segment expense adjustments	733	161	5,808
Segment expenses	66,338	54,464	30,822
Segment performance	$7,820	$41,131	$(30,822)
Interest expense	$—	$—	$(166)	$(166)
Depreciation	$(1,049)	$(1,289)	$(1,681)	$(4,019)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Six Months Ended July 31, 2014
Total revenue	$117,027	$117,425	$—	$234,452
Total costs and expenses	$95,672	$87,926	$71,353	$254,951
Income (loss) from operations	$21,355	$29,499	$(71,353)	$(20,499)
Computation of segment performance:
Segment revenue	$117,027	$117,425	$—
Total costs and expenses	$95,672	$87,926	$71,353
Segment expense adjustments:
Stock-based compensation expense	—	—	5,923
Amortization of intangibles assets	1,395	—	—
Compliance-related professional fees	—	—	704
Compliance-related compensation and other expenses	—	1	(71)
Strategic-related costs	—	—	2,390
Impairment of property and equipment	—	2	176
Certain litigation settlements and related cost	—	—	5
Restructuring expenses	—	—	4,655
Gain on sale of fixed assets	2	1	(20)
Other	—	—	600
Segment expense adjustments	1,397	4	14,362
Segment expenses	94,275	87,922	56,991
Segment performance	$22,752	$29,503	$(56,991)
Interest expense	$—	$—	$(354)	$(354)
Depreciation	$(1,745)	$(2,524)	$(3,897)	$(8,166)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Six Months Ended July 31, 2013
Total revenue	$150,422	$175,149	$—	$325,571
Total costs and expenses	$127,634	$111,337	$67,330	$306,301
Income (loss) from operations	$22,788	$63,812	$(67,330)	$19,270
Computation of segment performance:
Segment revenue	$150,422	$175,149	$—
Total costs and expenses	$127,634	$111,337	$67,330
Segment expense adjustments:
Stock-based compensation expense	—	—	5,343
Amortization of intangibles assets	1,378	—	—
Compliance-related professional fees	—	—	806
Compliance-related compensation and other expenses	122	218	(133)
Impairment of property and equipment	29	1	13
Certain litigation settlements and related cost	—	—	(23)
Italian VAT refund recovery recorded within operating expense	—	—	(10,861)
Restructuring expenses	—	—	6,854
Gain on sale of fixed assets	1	(1)	(18)
Other	—	—	857
Segment expense adjustments	1,530	218	2,838
Segment expenses	126,104	111,119	64,492
Segment performance	$24,318	$64,030	$(64,492)
Interest expense	$—	$—	$(354)	$(354)
Depreciation	$(1,886)	$(2,509)	$(3,544)	$(7,939)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

18.	COMMITMENTS AND CONTINGENCIES
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
In addition, under the Share Distribution Agreements the Company entered into in connection with the Share Distribution, the Company has agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, to be released to the Company. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million.
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
Two cases were filed in the Tel Aviv District Court against CTI on March 26, 2009, by plaintiffs Katriel (a former Comverse Ltd. employee) and Deutsch (a former Verint Systems Ltd. employee). The Katriel case (Case Number 1334/09) and the Deutsch case (Case Number 1335/09) both seek to approve class actions to recover damages that are claimed to have been incurred as a result of CTI’s negligence in reporting and filing its financial statements, which allegedly prevented the exercise of certain stock options by certain employees and former employees. By stipulation of the parties, on September 30, 2009, the court ordered that these cases, including all claims against CTI in Israel and the motion to approve the class action, be stayed until resolution of the actions pending in the United States regarding stock option accounting, without prejudice to the parties’ ability to investigate and assert the unique facts, claims and defenses in these cases. On May 7, 2012,the court lifted the stay, and the plaintiffs have filed an amended complaint and motion to certify a class of plaintiffs in a single consolidated class action. The defendants responded to this amended complaint on November 11, 2012, and the plaintiffs filed a further reply on December 20, 2012. A pre-trial hearing for the case was held on December 25, 2012, during which all parties agreed to attempt to settle the dispute through mediation.
The mediation process ended without success. According to the parties’ consent to submit summations in the motion to certify the claims as a class action, including the certification of the class of plaintiffs, the court held the following dates for submission of summations: Summations on behalf of the plaintiffs were submitted on August 31, 2014; Summations on behalf

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of the defendants will be submitted by October 31, 2014; Summations of response by the plaintiffs will be submitted by November 30, 2014.
Separately, on July 13, 2012, plaintiffs filed a motion seeking an order that CTI hold back $150 million in assets as a reserve to satisfy any potential damage awards that may be awarded in this case, but did not seek to enjoin the Share Distribution. The Company does not believe that the motion has merit. On July 25, 2012, the court decided that it will not rule on the motion until after it rules on plaintiffs’ motion to certify a class of plaintiffs. On August 16, 2012, plaintiffs filed a motion for leave to appeal the court’s decision to the Israeli Supreme Court (the “Appeal”) and on November 11, 2012, CTI responded to plaintiff's motion.
On July 1, 2014, the Plaintiffs filed a motion to the Supreme Court to withdraw the Appeal and accordingly the Appeal was dismissed.
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
An additional case has been filed by an individual plaintiff similarly seeking to recover damages up to an aggregate of $3.3 million allegedly incurred as a result of the inability to exercise certain stock options. The case generally alleges the same causes of actions alleged in the potential class action discussed above. The parties conducted a mediation process that ended without success. The parties are now conducting preliminary proceedings. The Company did not accrue for this matter as the potential loss is currently not probable or estimable.
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
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of July 31, 2014, such claims have not exceeded the $1.0 million threshold. During the six months ended July 31, 2014, the Company received approximately $2.6 million in return of escrow.
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2014 and January 31, 2014, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $33.1 million and $33.4 million as of July 31, 2014 and January 31, 2014, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.
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
Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of July 31, 2014, the total amounts related to the reserved portion of the tax and labor contingencies was $0.3 million and the unreserved portion of the tax and labor contingencies totaled approximately $9.0 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of July 31, 2014, the Company had $7.3 million of deposits, included in Long-term restricted cash, with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.
France Labor Contingency
A former employee based in France has filed a notice of appeal in the appellate court, seeking to overturn a decision of the Labor Court rejecting his claim to requalify his resignation as a constructive dismissal and for damages in the Labor Court of approximately $2.9 million. In July 2014, after disputing this appeal and vigorously defending the Company’s position, the parties reached a settlement agreement through mediation, which is pending approval by validation request before the Court of Appeal of Paris. The Company has accrued $1.2 million for this matter.
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
EXECUTIVE SUMMARY
Overview
We are a leading provider of business enablement solutions for communication service providers (or CSPs) and enterprises through a portfolio of product-based solutions and associated services in the following domains:

•
Business Support Systems. We provide converged, prepaid and postpaid billing and active customer management systems (or BSS) for wireless, wireline, cable and multi-play CSPs, as well as to business-to-business (or B2B) and consumer oriented enterprises, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control. In addition, we provide CSPs with the ability to better manage their data networks and to better monetize their data network investment through our Policy Management and Policy Enforcement capabilities for wireless and wireline data networks.

•
Digital Services. We enable voice and messaging services (including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and video messaging (or MMS)), enterprise communication services, and Internet Protocol (or IP) based rich communication services (including group chat, file transfer, video, social and presence).

In connection with each of these domains, we offer a portfolio of services primarily related to our solutions (referred to as managed services).
Our reportable segments are:

•	BSS—comprised of the BSS operating segment; and

•	Digital Services—comprised of the Digital Services operating segment.
The results of operations of our global corporate functions that support our business units are included in the column captioned “All Other” as part of our business segment presentation.
Historically, Mobile Internet, which was renamed Policy and is responsible for our mobile Internet and policy products, and Netcentrex, an IP-based solution that provides carrier-hosted enterprise and consumer IP services, were included in All Other. Effective in the three months ended January 31, 2014, Policy and Netcentrex have been combined with the Comverse BSS and Comverse VAS segments, respectively, to form our BSS and Digital Services segments. Accordingly, the results presented under segment reporting for the three and six months ended July 31, 2013 reflect the change in segment reporting to conform to the current period segment reporting presentation.

Condensed Consolidated Financial Highlights
The following table presents certain financial highlights for the three and six months ended July 31, 2014 and 2013, including Comverse performance and Comverse performance margin (reflecting Comverse performance as a percentage of revenue), non-GAAP financial measures, for our company on a consolidated basis:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Total revenue	$115,320	$169,753	$234,452	$325,571
Gross margin	34.2%	39.0%	33.3%	40.3%
(Loss) income from operations	(6,747)	11,427	(20,499)	19,270
Operating margin	(5.9)%	6.7%	(8.7)%	5.9%
Net loss	(16,866)	(17,087)	(32,997)	(20,227)
Net cash (used in) provided by operating activities	(13,785)	(222)	(49,384)	9,641
Non-GAAP Financial Measures
Comverse performance	$786	$18,129	$(4,736)	$23,856
Comverse performance margin	0.7%	10.7%	(2.0)%	7.3%
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

The following table provides a reconciliation of (loss) income from operations to Comverse performance for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Dollars in thousands)
(Loss) income from operations	$(6,747)	$11,427	$(20,499)	$19,270
Expense Adjustments:
Stock-based compensation expense	2,985	2,249	5,923	5,343
Amortization of intangible assets	700	729	1,395	1,378
Compliance-related professional fees	335	370	704	806
Compliance-related compensation and other expenses	—	155	(70)	207
Strategic related costs	1,100	—	2,390	—
Impairment of property and equipment	169	5	178	43
Certain litigation settlements and related costs	41	1	5	(23)
Italian VAT refund recovery recorded within operating expenses	—	—	—	(10,861)
Restructuring expenses	1,912	2,633	4,655	6,854
Gain on sale of fixed assets	(14)	(7)	(17)	(18)
Other	305	567	600	857
Total expense adjustments	7,533	6,702	15,763	4,586
Comverse performance	$786	$18,129	$(4,736)	$23,856
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
Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic-related costs (vi) impairment of property and equipment; (vii) certain litigation settlements and related costs; (viii) Italian VAT recovery recorded within operating expense; (ix) restructuring expenses; and (x) certain other gains and expenses. Compliance-related professional fees relate to fees and expenses recorded in connection with our efforts to remediate material weaknesses in internal control over financial reporting for the fiscal year ended January 31, 2014.
Segment Financial Highlights
The following table presents, for the three and six months ended July 31, 2014 and 2013, segment revenue, gross margin, income (loss) from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and loss from operations and segment performance for All Other:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Dollars in thousands)
SEGMENT RESULTS
BSS
Segment revenue	$60,155	$74,158	$117,027	$150,422
Gross margin	45.3%	35.4%	41.8%	37.8%
Income from operations	14,900	7,087	21,355	22,788
Operating margin	24.8%	9.6%	18.2%	15.1%
Segment performance	15,600	7,820	22,752	24,318
Segment performance margin	25.9%	10.5%	19.4%	16.2%
Digital Services
Segment revenue	$55,165	$95,595	$117,425	$175,149
Gross margin	33.7%	51.5%	37.1%	45.5%
Income from operations	11,107	40,970	29,499	63,812
Operating margin	20.1%	42.9%	25.1%	36.4%
Segment performance	11,109	41,131	29,503	64,030
Segment performance margin	20.1%	43.0%	25.1%	36.6%
All Other
Loss from operations	$(32,754)	$(36,630)	$(71,353)	$(67,330)
Segment performance	(25,923)	(30,822)	(56,991)	(64,492)
For a discussion of the results of our segments, see “—Results of Operations.”
Business Trends and Uncertainties
For the three and six months ended July 31, 2014 compared to the three and six months ended July 31, 2013 our consolidated revenue decreased and our costs and operating expenses decreased. The decrease in revenue exceeded the decrease in our costs and operating expenses, resulting in loss from operations for the three and six months ended July 31, 2014 compared to income from operations for the three and six months ended July 31, 2013. Comverse performance for the three months ended July 31, 2014 decreased compared to the three months ended July 31, 2013. Comverse performance for the six months ended July 31, 2014 reflected a loss compared to a gain for the six months ended July 31, 2013.
The decrease in revenue was primarily attributable to a decrease in revenue from customer solutions and maintenance revenue in our BSS and Digital Services segments. For a discussion of the reasons for the changes in revenue at our BSS and Digital Services segments, see “-BSS,” “-Digital Services,” “-Results of Operations-Segment Results-BSS” and “-Results of Operations-Segment Results-Digital Services.”
Our costs and operating expenses decreased during the three and six months ended July 31, 2014 primarily due to a decrease in cost of revenue due to lower revenue in the BSS and Digital Services segments and lower project loss provisions compared to the prior year periods. Cost of revenue for the six months ended July 31, 2013 was favorably impacted by a $10.9 million Italian VAT refund that we received during the three months ended April 30, 2013. The decrease in operating expenses was also attributable to a decrease in selling, general and administrative expenses primarily attributable to a decrease in commission expenses due to lower product bookings and a decrease in personnel-related costs primarily due to lower bonus costs.
During the three months ended July 31, 2014, our cash and cash equivalents and restricted cash decreased primarily due to negative operating cash flow, payments made in connection with restructuring activities, repurchase of common stock in the open market and the deposit in escrow of the purchase price for the acquisition of Solaiemes, S.L. (or Solaiemes), which closed on August 1, 2014.
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases are made under the program using our own cash resources. During the three months ended July 31, 2014, we repurchased in the open market under this program 143,580 shares of common stock for an aggregate purchase price of approximately $3.6 million, at an average purchase price of $24.88 per share.
On August 1, 2014, we acquired Spain-based Solaiemes for approximately $2.7 million and the assumption of $1.5 million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs' digital services. Solutions from Solaiemes complement our Evolved Communication Suite offering and the combined portfolio creates an end-to-end platform for service monetization of IP-based digital services.
As previously disclosed, on February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (the "Escrow Release Date"), less any claims made on or prior to such date, was to be released to us. On August 6, 2014, the escrow was released in accordance with its terms and we received the escrow amount of approximately $25.0 million.
During the three months ended July 31, 2014, as part of our efforts to achieve revenue growth we conducted a comprehensive review of the markets and opportunities of our two businesses and refined our growth strategy. For more information, see “-BSS” and “-Digital Services.”
As part of our efforts to reduce costs and expenses, improve our cash position and achieve long-term improved operating performance and positive operating cash flows, we continued to implement the following initiatives during the three months ended July 31, 2014:

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
On September 9, 2014, we commenced an expansion of our previously disclosed 2014 restructuring plan. We expect that as a result of the restructuring plan (as expanded), our global workforce will be reduced by approximately 14% and that our annual cost of revenue and operating expenses will decrease by approximately $30 million to $40 million. The restructuring plan has been facilitated by efficiencies gained through initiatives implemented in recent fiscal periods and the expectation that software will account for a higher portion of our revenue in future periods. The restructuring is designed to align operating costs and expenses with currently anticipated revenue.
The restructuring plan (as expanded) is expected to include reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate total cost of the 2014 restructuring plan (as expanded) is currently expected to be approximately $15.0 million to $17.0 million, primarily related to severance costs which are expected to be accrued and paid by January 31, 2015. As previously disclosed, the aggregate total cost of the 2014 restructuring plan (prior to expansion) was expected to be approximately $9.0 million. In relation to this restructuring plan, we recorded severance-related costs of $5.0 million and paid $3.5 million during the six months ended July 31, 2014.
Our principal business activities are reported through the following segments:

•
BSS, which provides our converged, prepaid and postpaid billing and BSS for wireless, wireline, cable and multi-play CSPs as well as B2B and consumer oriented enterprises, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control. In addition, we provide CSPs with the ability to better manage their data networks and to better monetize their data network investment through our Policy Management and Policy Enforcement capabilities for wireless and wireline data networks; and

•
Digital Services, which conducts our voice and messaging services (including voicemail, visual voicemail, call completion, SMS, and MMS), enterprise communication services, and IP-based rich communication services (including group chat, file transfer, video, social and presence).

In connection with each of these segments, we offer a portfolio of services primarily related to our solutions (referred to as managed services). For more information, see “-Managed Services.”

BSS
Revenue from BSS customer solutions for the three and six months ended July 31, 2014 decreased compared to the three months ended July 31, 2013. The decrease in revenue for the three months periods was primarily attributable to the decrease in collections from certain customers whose revenue is limited to collections, a decrease in license only sales and a lower volume of BSS projects in the current period resulting from lower bookings over the past year. The decrease in revenue for the six months period was primarily attributable to a lower volume of BSS projects in the current period resulting from lower bookings in the past year, a decrease in collections from certain customers whose revenue is limited to collections and due to a decrease in license only sales.
BSS maintenance revenue for the three and six months ended July 31, 2014 decreased compared to the three and six months ended July 31, 2013. The decrease in revenue for the three and six months period was primarily attributable to a decrease in revenue allocated to the initial warranty period of projects due to lower volume of deliveries for the initial warranty period of projects and due to the timing of entering into renewals of maintenance contracts with customers, partially offset by an increase in collections from certain customers whose revenue is limited to collections.
As noted above, we conducted a comprehensive review of our BSS markets and opportunities and refined our growth strategy. We plan to focus our efforts in the BSS segment on providing converged BSS solutions, through our Comverse ONE solutions and enterprise and cloud billing through our Kenan solution.
We believe we have a leading industry position in the BSS converged billing market and believe that we are well positioned to take advantage of the growth in the converged BSS market. However, as previously disclosed, our BSS product bookings were adversely affected in recent fiscal periods by (i) the deferral of significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution, (ii) the cancellation of projects by customers who prioritized their capital expenditures to the deployment of next generation networks, including LTE, and (iii) the loss of projects to significantly larger competitors who bundled the BSS transformation with an overall network deployment project.
In addition, CSPs are experiencing significant industry change and a shifting ecosystem which includes device manufacturers and over-the-top (or OTT) software and content providers. In response to these market trends, CSPs require enhanced BSS system functionality to accommodate their business needs. As a result, BSS is facing increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance which are generally required for revenue recognition and receipt of payment. In addition, project complexity impacts our customers’ ability to meet their obligations as part of the delivery process which has at times also resulted in project delivery delays. Furthermore, our customers encounter issues in managing the operations of their BSS systems and tend to rely more heavily on our support services.
To address our customer challenges, we invested significant resources in industrializing our Comverse ONE solutions and during the three months ended July 31, 2014, launched a new version of Comverse ONE that we believe improves efficiency, shortens deployment periods and reduces project implementation costs in deployments utilizing the new version. In addition, in fiscal 2013, we have established a Managed Services offering designed to allow us to manage Comverse One operations, as well as other BSS-related IT functions.
The key elements to our converged BSS strategy, include:

•
Emphasizing Managed Services. The ecosystem of CSPs’ Networks, Services and support systems is becoming more complex and requires higher levels of experience and expertise to operate efficiently. We believe this represents a significant growth potential in the BSS market. We have entered into important managed services engagements with existing BSS customers and intend to offer managed services to existing and new potential BSS customers. We plan to focus our efforts on tier 3 and 4 CSPs who operate the systems using their in-house IT departments. In addition, we may expand our managed services portfolio and customer base through opportunistic acquisitions;

•
Continuing focusing on Emerging Mobile CSPs. As the Networks and Services are becoming more complex, we are expanding the prebuilt capabilities and business processes within our converged BSS solution to address CSPs’ needs. In addition, we are pre-integrating our policy offering into our converged BSS solution to offer a comprehensive data monetization solution for CSPs’ growing data networks, reducing the footprint required to optimize operational costs, improving the delivery process and enhancing functionality to address the emerging needs for Customer Relationship Management (or CRM) and support for their Enterprise segments;

•
Expanding in mature markets. We plan to expand our efforts in mature markets primarily through the expansion of our indirect sales channels, including the use of systems integrators and third party point solutions. To address this market, we are making the Comverse ONE product open, modular and extendable while enhancing its enterprise support capabilities; and

•
Evolving Enterprise Billing. We plan to expand our efforts in the enterprise billing software and cloud markets with a combined direct sales force and through third party distribution channels. To address this market, we are enhancing our Kenan product to support complex global billing requirements, cloud environment, SaaS business model, and an open eco-system.

In addition, we continue to focus on increasing our BSS revenue and improving our margins by providing a growth and evolution path to our Kenan postpaid billing customers, including upgrades and expansions. We are also pursuing aggressively new Kenan engagements and offer Kenan solutions to CSPs who are not prepared to commit to a full converged transformation and to enterprise businesses with complex billing requirements.
We believe that our BSS solutions’ offering has the potential to become a key driver of growth going forward. We expect that as a leader in the BSS market, we will continue to build on the strength of our Comverse ONE and Kenan solutions as well as managed services. We also expect that growth in mobile data traffic will increase the demand for our policy solutions, which include policy management and enforcement, deep packet inspection and smart data monetization solutions all of which are integrated into our BSS solutions.
In addition to the CSP market, we intend to focus on the enterprise, eCommerce and subscription base billing market. This market is expected to experience significant growth and we believe it will surpass the size of the more traditional billing market currently targeted by Comverse One. We believe that there has been a significant shift in the billing needs of the enterprise and subscription markets. We believe that (i) B2B enterprises require a global complex billing layer and agile software, (ii) that business-to-consumer (or B2C) business using subscription services require a carrier-grade and complex software support and (iii) that customers in a wide array of industries are seeking cloud-based billing solutions. We believe that no other vendor currently can adequately addresses all customer needs as legacy vendors have focused on their closed suites and new Software-as-a-Service (or SaaS) providers have focused on simple recurring billing models. We believe we can compete for business in a large portion of this market by leveraging our Kenan product expertise, large installed base, existing Kenan enterprise customer base and reputation. This market includes our traditional CSP customers as well as media, eCommerce, retail service providers and other digital players who use a subscription-type business model. As part of our strategy, we continue to enhance our Kenan solution by making it available as a cloud-based service (in a SaaS business model).
We believe that enterprise, cloud-based and subscription billing solutions could contribute to our growth in BSS in future periods through the ability to address a broader base of customers that are growing at a rapid pace.
Digital Services
Revenue from Digital Services customer solutions for the three and six months ended July 31, 2014 decreased compared to the three and six months ended July 31, 2013. The decrease in revenue from Digital Services customer solutions for both periods was primarily attributable to a lower number and size of acceptances in the three and six months ended July 31, 2014 compared to the three and six months ended July 31, 2013.
Digital Services maintenance revenue for the three and six months ended July 31, 2014 decreased compared to the three and six months ended July 31, 2013. The decrease for both periods was primarily attributable to the termination of several maintenance agreements, the reduction in maintenance fees charged to certain customers and due to the timing of entering into renewals of maintenance contracts with customers.
We continue to maintain our market leadership in the traditional value added services (or VAS) market by providing solutions to CSPs based on voice and messaging services, such as voicemail, call completion, SMS and MMS. However, CSPs face increasing competition from both Internet players and mobile device manufacturers, using new technologies that may provide alternatives to CSP products and services. For example, the introduction of IP-based applications on wireless devices by Over The Top (or OTT) providers, allows end users to utilize IP-based services, such as Facebook, Facetime, Google, Whatsapp, Line or Skype, to access, among other things, IP communications free of charge rather than use similar services provided by CSPs. Furthermore, these CSP services continue to face competition from low-cost competitors from emerging markets. We believe these changes have reduced demand for traditional communication products and services and increased pricing pressures, which have in turn adversely impacted our revenue and margins and we expect this trend to continue.

At the same time, the growth in global wireless subscriptions, and high growth wireless segments, such as data services and Internet browsing are pushing CSPs to evolve to 4G/LTE IP-based network technologies, supporting the demand for several of our products. In addition, a key need for CSPs is to increase their relevance in the digital lifestyle of their subscribers.
To address these market trends and the needs of our customers, we are implementing our strategy in respect of traditional VAS, IP-based solutions and unified communications. The key elements to our Digital Services strategy, include:

•	Continuing to leverage our leading market position in traditional VAS. As a market leader in the traditional VAS market we plan to focus on the following initiatives:

◦
Leveraging existing customer base. We continue to maintain our existing VAS customer base by enhancing our existing products and services and offering new products and services that facilitate total cost reduction of CSPs system operations and allow CSPs to launch new services;

◦
Gain market share through virtualization and cloud-based offering. We are currently pursuing aggressively new opportunities with new and existing customers by offering virtualized and cloud-based solutions which are designed to simplify CSPs’ current systems, improve efficiencies and reduce total cost of ownership; and

◦
Centralize the systems of multi-country large CSPs. We are currently pursuing and intend to continue to pursue opportunities to consolidate the systems of large, multi-country CSPs by moving their traditional VAS deployments from a per-country operation to a centralized cloud infrastructure that either they can operate or we could operate for them. This proposition is designed to create a significant reduction in the total cost of ownership for CSPs and also provides them with a platform for launching new digital services for their markets.

•
Focusing on IP-Based Evolved Communication Services (or ECS): Our ECS solution is designed to modernize the Traditional VAS deployments by extending current services to IP endpoints, as well as upgrade the CSP’s voice and messaging offer to a comprehensive communication package that is based on Rich Communication Standards (or RCS), including voice, multi-device visual voicemail, messaging to IP-based devices, video, presence and chat. Our connectivity layer uses multiple access technologies to bridge traditional endpoints, web endpoints, and IP Multimedia System Session Initiation Protocol (SIP) endpoints. In order to enhance our solution, we recently acquired Solaiemes, whose WebRTC, RCS Monetization API Gateway and Presence solutions complement our ECS offering, with the combined portfolio creating a platform for service monetization of IP-based digital services. We plan to continue to enhance our ECS solution internally and through acquisitions or third party engagements; and

•
Pursuing Enterprise Unified Communications Opportunities. We offer a portfolio of IP Trunking and Unified Communications services that CSPs can extend to their enterprise customers. Our objective is to sell these solutions through the CSP, and become the CSP’s Unified Communication solution of choice. The strength of our portfolio lies in its ability to provide convergence between the “at-work” Unified Communication experience and the “outside-work” ECS experience for CSPs’ end customers. This capability leverages our existing broad customer base which we believe provides us with a competitive advantage.

Managed Services
Through our BSS and Digital Services business units, we continue to emphasize a suite of managed services. In the fiscal year ended January 31, 2014 and the six months ended July 31, 2014, we invested significant resources in solidifying our managed services organization, hired senior leadership and enhanced our processes and methodologies. As a result, we expect that managed services will continue to be an important component of our growth strategy in future periods.
Our managed services’ offering enables us to assume responsibility for the operation and management of our customers' billing and digital services systems. Our managed services suite is designed to provide customers with improved efficiencies relating to the operation and management of their systems, thereby allowing them to focus on their own internal business needs and strengths with reduced management distraction. Managed services provide us with recurring and predictable revenue and are used by us to create and establish long-term relationships with customers as well as cross-sell additional solutions and system enhancements. We believe that the longevity of Comverse's customer relationships and the recurring revenue that such relationships generate provide us with stability and a competitive advantage in marketing our solutions to our existing customer base.
Our current initiatives in respect of managed services include:

•Leading with Managed Services. As part of strategy, we are currently leading engagements with our managed services offering with the objective of providing value to our customers by increasing their efficiency and system utilization and reducing their operating costs; and
•Leveraging our existing customer base. We are currently approaching our existing customer base and offering our managed services, primarily to Tier 2, 3 and 4 CSPs and are seeking alliances with system integrators in respect of Tier 1 CSPs.
Uncertainties Impacting Future Performance
Mix of Revenue in Digital Services
It is unclear whether our advanced Digital Services offerings will be widely adopted by existing and potential customers. We expect that sales of advanced offerings will not fully offset declines in the sale of traditional VAS solutions in fiscal 2014. Currently, we are unable to predict whether sales of advanced offerings will fully offset declines in the sale of traditional VAS solutions in subsequent fiscal periods. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends, changes in consumer preferences or otherwise, our revenue, profitability and cash flows would likely be materially adversely affected.
Change in CSP Capital Expenditure Priorities
During the fiscal year ended January 31, 2014 and the six months ended July 31, 2014, several large-scale projects that we were pursuing were ultimately canceled or postponed by customers, who prioritized their capital expenditure budgets to the deployment of next generation networks, including LTE, rather than engage in BSS transformations. In addition, the sales cycle for such large scale projects continues to lengthen and the number of large scale projects have decreased due to pressure on CSPs’ capital expenditure spending which in turn is adversely impacting our future revenue growth. We expect this trend to continue in future periods, and accordingly our ability to achieve growth in BSS may be materially adversely affected.
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
Three and Six Months Ended July 31, 2014 Compared to Three and Six Months Ended July 31, 2013
Condensed Consolidated Results

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$115,320	$169,753	$(54,433)	(32.1)%	$234,452	$325,571	$(91,119)	(28.0)%
Costs and expenses
Cost of revenue	75,860	103,484	(27,624)	(26.7)%	156,324	194,448	(38,124)	(19.6)%
Research and development, net	14,746	16,860	(2,114)	(12.5)%	30,278	32,940	(2,662)	(8.1)%
Selling, general and administrative	29,549	35,349	(5,800)	(16.4)%	63,694	72,059	(8,365)	(11.6)%
Other operating expenses	1,912	2,633	(721)	(27.4)%	4,655	6,854	(2,199)	(32.1)%
Total costs and expenses	122,067	158,326	(36,259)	(22.9)%	254,951	306,301	(51,350)	(16.8)%
(Loss) income from operations	(6,747)	11,427	(18,174)	N/M	(20,499)	19,270	(39,769)	N/M
Interest income	100	143	(43)	(30.1)%	215	315	(100)	(31.7)%
Interest expense	(231)	(166)	(65)	(39.2)%	(354)	(354)	—	—%
Foreign currency transaction (loss) gain, net	(2,949)	888	(3,837)	432.1%	(930)	(5,028)	4,098	81.5%
Other expense, net	(413)	556	(969)	N/M	(465)	342	(807)	236.0%
Income tax expense	(6,626)	(29,935)	23,309	N/M	(10,964)	(34,772)	23,808	68.5%
Net loss	$(16,866)	$(17,087)	$221	1.3%	(32,997)	(20,227)	(12,770)	(63.1)%
Loss per share:
Basic and diluted	$(0.75)	$(0.77)	$0.02		$(1.48)	$(0.92)	$(0.56)
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
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Revenue from customer solutions was $55.4 million for the three months ended July 31, 2014, a decrease of $49.2 million, or 47.0%, compared to the three months ended July 31, 2013. The decrease was attributable to a decrease of $13.5 million and $35.7 million in customer solutions revenue at the BSS and Digital Services segments, respectively. Revenue recognized using the percentage-of-completion method was $25.7 million and $31.1 million for the three months ended July 31, 2014 and 2013, respectively.
Maintenance revenue was $59.9 million for the three months ended July 31, 2014, a decrease of $5.2 million, or 8.0%, compared to the three months ended July 31, 2013. This decrease was attributable to a decrease of $0.5 million and $4.7 million in maintenance revenue at the BSS and Digital Services segments, respectively.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Revenue from customer solutions was $120.2 million for the six months ended July 31, 2014, a decrease of $73.5 million, or 37.9%, compared to the six months ended July 31, 2013. The decrease was attributable to a decrease of $26.1 million and $47.4 million in customer solutions revenue at the BSS and Digital Services segments, respectively. Revenue recognized using the percentage-of-completion method was $59.1 million and $65.1 million for the six months ended July 31, 2014 and 2013, respectively.
Maintenance revenue was $114.3 million for the six months ended July 31, 2014, a decrease of $17.6 million, or 13.4%, compared to the six months ended July 31, 2013. This decrease was attributable to a decrease of $7.3 million and $10.3 million in maintenance revenue at the BSS and Digital Services segments, respectively.
Revenue by Geographic Region
The presentation of revenue by geographic region is based on the location of customers.
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Revenue in the Americas, APAC and Europe, Middle East and Africa (EMEA) represented approximately 36%, 26% and 38% of our revenue, respectively, for the three months ended July 31, 2014 compared to approximately 40%, 25%, and 35% of our revenue, respectively, for the three months ended July 31, 2013.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 36%, 27% and 37% of our revenue, respectively, for the six months ended July 31, 2014 compared to approximately 40%, 24%, and 36% of our revenue, respectively, for the six months ended July 31, 2013.
Foreign Currency Impact on Revenue
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the three months ended July 31, 2014 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three months ended July 31, 2014 compared to the three and six months ended July 31, 2013 had an immaterial impact on revenue.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the six months ended July 31, 2014 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 unfavorably impacted revenue by $0.9 million.
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
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Cost of revenue was $75.9 million for the three months ended July 31, 2014, a decrease of $27.6 million, or 26.7%, compared to the three months ended July 31, 2013. The decrease was attributable to a decrease in costs of $15.0 million, $9.8 million and $2.8 million at the BSS and Digital Services segments and All Other, respectively.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Cost of revenue was $156.3 million for the six months ended July 31, 2014, a decrease of $38.1 million, or 19.6%, compared to the six months ended July 31, 2013. The decrease was attributable to a decrease in costs of $25.5 million and $21.5 million, at the BSS and Digital Services segments, respectively, partially offset by an increase of $8.8 million at All Other, respectively.
The change in profit estimate for those projects accounted for under the percentage of completion method where a loss provision was recorded, negatively impacted income from operations by $8.0 million and $5.0 million during the six months ended July 31, 2014 and 2013, respectively.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third party development and programming costs.

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Research and development expenses, net, were $14.7 million for the three months ended July 31, 2014, a decrease of $2.1 million, or 12.5%, compared to the three months ended July 31, 2013. The decrease was attributable to a decline of $1.8 million and $0.3 million at the BSS and Digital Services segments, respectively.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Research and development expenses, net, were $30.3 million for the six months ended July 31, 2014, a decrease of $2.7 million, or 8.1%, compared to the six months ended July 31, 2013. The decrease was attributable to a decline of $1.6 million and $1.1 million at the Digital Services and BSS segments, respectively, partially offset by an increase of $0.1 million at All Other.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Selling, general and administrative expenses were $29.5 million for the three months ended July 31, 2014, a decrease of $5.8 million, or 16.4%, compared to the three months ended July 31, 2013. The decrease was attributable to a decrease of $5.0 million, $0.5 million and $0.3 million at the BSS and Digital Services segments and All Other, respectively.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Selling, general and administrative expenses were $63.7 million for the six months ended July 31, 2014, a decrease of $8.4 million, or 11.6%, compared to the six months ended July 31, 2013. The decrease was attributable to a decrease of $5.4 million, $2.7 million and $0.3 million at the BSS segment, All Other and the Digital Services segment, respectively.
Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the periods presented consist of restructuring expenses.
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Other operating expenses were $1.9 million for the three months ended July 31, 2014, a decrease of $0.7 million, compared to the three months ended July 31, 2013. The decrease was attributable to a decrease in expenses at All Other.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Other operating expenses were $4.7 million for the six months ended July 31, 2014, a decrease of $2.2 million, compared to the six months ended July 31, 2013. The decrease was attributable to a decrease in expenses at All Other.
Income from Operations
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Loss from operations was $6.7 million for the three months ended July 31, 2014, a change of $18.2 million, compared to income from operations of $11.4 million for the three months ended July 31, 2013. The change was attributable to a decrease in income from operations of $29.9 million at the Digital Services segment, partially offset by an increase in income from operations of $7.8 million at the BSS segment and a decrease in loss from operations of $3.9 million at All Other.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Loss from operations was $20.5 million for the six months ended July 31, 2014, a change of $39.8 million, compared to income from operations of $19.3 million for the six months ended July 31, 2013. The change was attributable to a decrease in income from operations of $34.3 million and $1.4 million at the Digital Services and BSS segments, respectively, and an increase in loss from operations of $4.0 million at All Other.
Interest Income
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Interest income was $0.1 million for the three months ended July 31, 2014, a decrease of 30.1%, compared to the three months ended July 31, 2013.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Interest income was $0.2 million for the six months ended July 31, 2014, a decrease of 31.7%, compared to the six months ended July 31, 2013.

Interest Expense
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Interest expense was $0.2 million for the three months ended July 31, 2014, an increase of 39.2%, compared to the three months ended July 31, 2013.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Interest expense was $0.4 million for the six months ended July 31, 2014 and 2013.
Foreign Currency Transaction (Loss) Gain, Net
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Foreign currency transaction loss, net, was $2.9 million for the three months ended July 31, 2014, a change of $3.8 million compared to a foreign currency transaction gain, net, of $0.9 million for the three months ended July 31, 2013. The change was attributable to exchange rate volatility, most significantly with respect to the euro, Brazilian real and British pound.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Foreign currency transaction loss, net, was $0.9 million for the six months ended July 31, 2014, a decrease of $4.1 million compared to the six months ended July 31, 2013. The change was attributable to exchange rate volatility, most significantly with respect to the Brazilian real and British pound.
Other Expense, Net
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Other expense, net, was $0.4 million for the three months ended July 31, 2014, a change of $1.0 million compared to Other income, net of $0.6 million for the three months ended July 31, 2013.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Other expense, net, was $0.5 million for the six months ended July 31, 2014, a change of $0.8 million compared to Other income, net of $0.3 million for the six months ended July 31, 2013.
Income Tax Expense
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. We recorded an income tax expense of $6.6 million for the three months ended July 31, 2014, representing an effective tax rate of (64.7)%, compared with an income tax expense of $29.9 million, representing an effective tax rate of 233.0% for the three months ended July 31, 2013. During the three months ended July 31, 2014 and 2013, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in our effective tax rate for the three months ended July 31, 2014, compared to the three months ended July 31, 2013, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the timing of when that mix of income occurs during the year and because we compute a separate effective tax rate for tax jurisdictions incurring losses.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. We recorded an income tax expense of $11.0 million for the six months ended July 31, 2014, representing an effective tax rate of (49.8)%, compared with an income tax expense of $34.8 million, representing an effective tax rate of 239.1% for the six months ended July 31, 2013. During the six months ended July 31, 2014 and 2013, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in our effective tax rate for the six months ended July 31, 2014, compared to the six months ended July 31, 2013, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the timing of when that mix of income occurs during the year and because we compute a separate effective tax rate for tax jurisdictions incurring losses.
Net Loss
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Net loss was $16.9 million for the three months ended July 31, 2014, a decrease of $0.2 million, or 1.3%, compared to the three months ended July 31, 2013, due primarily to the reasons discussed above.

Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Net loss was $33.0 million for the six months ended July 31, 2014, an increase of $12.8 million, or 63.1% compared the six months ended July 31, 2013, due primarily to the reasons discussed above.

Segment Results
BSS

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$60,155	$74,158	$(14,003)	(18.9)%	$117,027	$150,422	$(33,395)	(22.2)%
Costs and expenses:
Cost of revenue	32,928	47,923	(14,995)	(31.3)%	68,133	93,609	(25,476)	(27.2)%
Research and development, net	7,530	9,334	(1,804)	(19.3)%	17,081	18,211	(1,130)	(6.2)%
Selling, general and administrative	4,797	9,814	(5,017)	(51.1)%	10,458	15,814	(5,356)	(33.9)%
Total costs and expenses	45,255	67,071	(21,816)	(32.5)%	95,672	127,634	(31,962)	(25.0)%
Income from operations	$14,900	$7,087	$7,813	110.2%	$21,355	$22,788	$(1,433)	(6.3)%
Computation of segment performance:
Segment revenue	$60,155	$74,158	$(14,003)	(18.9)%	$117,027	$150,422	$(33,395)	(22.2)%
Total costs and expenses	$45,255	$67,071	$(21,816)	(32.5)%	$95,672	$127,634	$(31,962)	(25.0)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	700	729	(29)	(4.0)%	1,395	1,378	17	1.2%
Compliance-related compensation and other expenses	—	—	—	N/M	—	122	(122)	(100.0)%
Impairment of property and equipment	—	3	(3)	(100.0)%	—	29	(29)	(100.0)%
Gain on sale of fixed assets	—	1	(1)	(100.0)%	2	1	1	100.0%
Segment expense adjustments	700	733	(33)	(4.5)%	1,397	1,530	(133)	(8.7)%
Segment expenses	44,555	66,338	(21,783)	(32.8)%	94,275	126,104	(31,829)	(25.2)%
Segment performance	$15,600	$7,820	$7,780	99.5%	$22,752	$24,318	$(1,566)	(6.4)%
Revenue
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Revenue from BSS customer solutions was $30.4 million for the three months ended July 31, 2014, a decrease of $13.5 million, or 30.8%, compared to the three months ended July 31, 2013. The decrease in revenue was primarily attributable to the decrease in collections from certain customers whose revenue is limited to collections, a decrease in license only sales and a lower volume of BSS projects in the current period resulting from lower bookings over the past year.
BSS maintenance revenue was $29.7 million for the three months ended July 31, 2014, a decrease of $0.5 million, or 1.6%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to a decrease in revenue due to lower volume of deliveries and due to the timing of entering into renewals of maintenance contracts with customers, partially offset by an increase in collections from certain customers whose revenue is limited to collections.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Revenue from BSS customer solutions was $60.5 million for the six months ended July 31, 2014, a decrease of $26.1 million, or 30.2%, compared to the six months ended July 31, 2013. The decrease in revenue was primarily attributable to a lower volume of BSS projects in the current period resulting from lower bookings in the past year, a decrease in collections from certain customers whose revenue is limited to collections and a decrease in license only sales.
BSS maintenance revenue was $56.5 million for the six months ended July 31, 2014, a decrease of $7.3 million, or 11.4%, compared to the six months ended July 31, 2013. The decrease was primarily attributable to:

•	the timing of entering into renewal of maintenance contracts with customers;

•	the previously disclosed cancellation of a large maintenance contract that was effective during the three months ended April 30, 2013;

•	a decrease in revenue allocated to the initial warranty period of projects due to lower volume of deliveries; and

•	a decrease in collections from certain customers whose revenue is limited to collections.
Revenue by Geographic Region
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 27%, 24% and 49% of BSS's revenue, respectively, for the three months ended July 31, 2014 compared to approximately 19%, 30%, and 51% of BSS's revenue, respectively, for the three months ended July 31, 2013.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 25%, 26% and 49% of BSS's revenue, respectively, for the six months ended July 31, 2014 compared to approximately 22%, 28% and 50% of BSS's revenue, respectively, for the six months ended July 31, 2013.
Foreign Currency Impact on Revenue
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Fluctuations in the U.S. dollar relative to foreign currencies in which BSS conducted business for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 had a $0.5 million favorable impact on revenue primarily due to transactions denominated in euro and the British pound.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Fluctuations in the U.S. dollar relative to foreign currencies in which BSS conducted business for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 had an immaterial impact on revenue.
Cost of Revenue
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Cost of revenue was $32.9 million for the three months ended July 31, 2014, a decrease of $15.0 million, or 31.3%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to a decrease in revenue.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Cost of revenue was $68.1 million for the six months ended July 31, 2014, a decrease of $25.5 million, or 27.2%, compared to the six months ended July 31, 2013. The decrease was primarily attributable to a decrease in revenue.
Research and Development, Net
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Research and development expenses, net, were $7.5 million for three months ended July 31, 2014, a decrease of $1.8 million, or 19.3%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to a decrease of $0.9 million and $0.8 million in personnel related costs and subcontractor costs due to the relocation of certain delivery and research and development activities to low cost centers of excellence and overall reduction in headcount, respectively.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Research and development expenses, net, were $17.1 million for six months ended July 31, 2014, a decrease of $1.1 million, or 6.2%, compared to the six months ended July 31, 2013. The decrease was primarily attributable to a decrease of $1.5 million and $1.3 million in personnel related costs and subcontractor costs due to a relocation of certain delivery and research and development activities to low cost centers of excellence and overall reduction in headcount, respectively, partially offset by a $1.9 million decrease in personnel engaged in assignment to specific revenue generating projects recorded in cost of revenue in lieu of research and development activities for the six months ended July 31, 2014 compared to the six months ended July 31, 2013.
Selling, General and Administrative
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Selling, general and administrative expenses were $4.8 million for the three months ended July 31, 2014, a decrease of $5.0 million, or 51.1%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to a $3.4 decrease in agent commissions due to a reduction in bookings and a $1.2 million decrease in personnel related costs primarily due to decrease in bonuses.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Selling, general and administrative expenses were $10.5 million for the six months ended July 31, 2014, a decrease of $5.4 million, or 33.9%, compared to the six months ended July 31, 2013. The decrease was primarily attributable to a $4.1 decrease in agent commissions due to a reduction and mix in bookings and a $0.9 million decrease in personnel related costs primarily due to a decrease in bonuses.

Segment Performance
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Segment performance was $15.6 million for the three months ended July 31, 2014 based on segment revenue of $60.2 million, representing a segment performance margin of 25.9% as a percentage of segment revenue. Segment performance was $7.8 million for the three months ended July 31, 2013 based on segment revenue of $74.2 million, representing a segment performance margin of 10.5% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the decrease in total costs and expenses exceeding the decrease in revenue.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Segment performance was $22.8 million for the six months ended July 31, 2014 based on segment revenue of $117.0 million, representing a segment performance margin of 19.4% as a percentage of segment revenue. Segment performance was $24.3 million for the six months ended July 31, 2013 based on segment revenue of $150.4 million, representing a segment performance margin of 16.2% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in revenue partially offset by the decrease in total costs and expenses.
Digital Services

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$55,165	$95,595	$(40,430)	(42.3)%	$117,425	$175,149	$(57,724)	(33.0)%
Costs and expenses:
Cost of revenue	36,567	46,398	(9,831)	(21.2)%	73,913	95,378	(21,465)	(22.5)%
Research and development, net	5,944	6,215	(271)	(4.4)%	10,659	12,303	(1,644)	(13.4)%
Selling, general and administrative	1,547	2,012	(465)	(23.1)%	3,354	3,656	(302)	(8.3)%
Total costs and expenses	44,058	54,625	(10,567)	(19.3)%	87,926	111,337	(23,411)	(21.0)%
Income from operations	$11,107	$40,970	$(29,863)	(72.9)%	$29,499	$63,812	$(34,313)	(53.8)%
Computation of segment performance:
Segment revenue	$55,165	$95,595	$(40,430)	(42.3)%	$117,425	$175,149	$(57,724)	(33.0)%
Total costs and expenses	$44,058	$54,625	$(10,567)	(19.3)%	$87,926	$111,337	$(23,411)	(21.0)%
Segment expense adjustments:
Compliance-related compensation and other expenses	—	162	(162)	N/M	1	218	(217)	(99.5)%
Impairment of property and equipment	2	—	2	N/M	2	1	1	100.0%
Gain on sale of fixed assets	—	(1)	1	(100.0)%	1	(1)	2	(200.0)%
Segment expense adjustments	2	161	(159)	(98.8)%	4	218	(214)	(98.2)%
Segment expenses	44,056	54,464	(10,408)	(19.1)%	87,922	111,119	(23,197)	(20.9)%
Segment performance	$11,109	$41,131	$(30,022)	(73.0)%	$29,503	$64,030	$(34,527)	(53.9)%
Revenue
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Revenue from Digital Services customer solutions was $25.0 million for the three months ended July 31, 2014, a decrease of $35.7 million, or 58.8%, compared to the three months ended July 31, 2013. The decrease in revenue from Digital Services customer solutions was primarily a function of the lower number and size of acceptances in the three months ended July 31, 2014.
Digital Services maintenance revenue was $30.2 million for the three months ended July 31, 2014, a decrease of $4.7 million, or 13.5%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to the termination of several maintenance agreements, the reduction in maintenance fees charged to certain customers and due to the timing of entering into renewals of maintenance contracts with customers.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Revenue from Digital Services customer solutions was $59.7 million for the six months ended July 31, 2014, a decrease of $47.4 million, or 44.2%, compared to the six months ended July 31, 2013. The decrease in revenue from Digital Services customer solutions was primarily a function of the lower number and size of acceptances in the six months ended July 31, 2014.

Digital Services maintenance revenue was $57.7 million for the six months ended July 31, 2014, a decrease of $10.3 million, or 15.2%, compared to the six months ended July 31, 2013. The decrease was primarily attributable to a reduction in maintenance fees charged to certain customers and due to the termination of several maintenance agreements and the timing of entering into renewals of maintenance contracts with customers.
Revenue by Geographic Region
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 47%, 27% and 26% of Digital Services revenue, respectively, for the three months ended July 31, 2014 compared to approximately 57%, 21% and 22% of Digital Services revenue, respectively, for the three months ended July 31, 2013.
The increase in revenue as a percentage of total revenue for Digital Services in APAC was primarily attributable to a decrease in revenue in the Americas and EMEA while the APAC region remained relatively constant.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 47%, 28% and 25% of Digital Services revenue, respectively, for the six months ended July 31, 2014 compared to approximately 55%, 20% and 25% of Digital Services revenue, respectively, for the six months ended July 31, 2013.
The increase in revenue as a percentage of total revenue for Digital Services in APAC was primarily attributable to a decrease in revenue in the Americas and EMEA while the APAC region remained relatively constant.
Foreign Currency Impact on Revenue
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Fluctuations in the U.S. dollar relative to foreign currencies in which Digital Services conducted business for the three months ended July 31, 2014 compared to the three months ended July 31, 2013 unfavorably impacted revenue by $0.5 million primarily due to transactions denominated in Japanese yen.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Fluctuations in the U.S. dollar relative to foreign currencies in which Digital Services conducted business for the six months ended July 31, 2014 compared to the six months ended July 31, 2013 unfavorably impacted revenue by $1.2 million primarily due to transactions denominated in Japanese yen.
Cost of Revenue
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Cost of revenue was $36.6 million for the three months ended July 31, 2014, a decrease of $9.8 million, or 21.2%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to a decrease in revenue and lower margin revenue during the three months ended July 31, 2014 compared to the three months ended July 31, 2013.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Cost of revenue was $73.9 million for the six months ended July 31, 2014, a decrease of $21.5 million, or 22.5%, compared to the six months ended July 31, 2013. The decrease was primarily attributable to a decrease in revenue and lower margin revenue during the six months ended July 31, 2014 compared to the six months ended July 31, 2013.
Research and Development, Net
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Research and development expenses, net, were $5.9 million for the three months ended July 31, 2014, a decrease of $0.3 million, or 4.4%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to a $0.2 million decrease in personnel related costs due to a reduction in headcount as we reduce research and development activities in traditional solutions and shift to advanced offerings.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Research and development expenses, net, were $10.7 million for the six months ended July 31, 2014, a decrease of $1.6 million, or 13.4%, compared to the six months ended July 31, 2013. The decrease was primarily attributable to a $0.8 million increase in resources being reassigned to revenue generating projects recorded in cost of revenue in lieu of research and development activities and to a $0.6 million decrease in personnel related costs due to a reduction in headcount as we reduce research and development activities in traditional solutions and shift to advanced offerings.

Selling, General and Administrative
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Selling, general and administrative expenses were $1.5 million for the three months ended July 31, 2014, a decrease of $0.5 million, or 23.1%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to a $0.5 million decrease in agent commissions.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Selling, general and administrative expenses were $3.4 million for the six months ended July 31, 2014, a decrease of $0.3 million, or 8.3%, compared to the six months ended July 31, 2013. The decrease was primarily attributable to a $0.4 million decrease in bad debt expense due to recoveries in the six months ended July 31, 2014.
Segment Performance
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Segment performance was $11.1 million for the three months ended July 31, 2014 based on segment revenue of $55.2 million, representing a segment performance margin of 20.1% as a percentage of segment revenue. Segment performance was $41.1 million for the three months ended July 31, 2013 based on segment revenue of $95.6 million, representing a segment performance margin of 43.0% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in revenue partially offset by the decrease in total costs and expenses.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Segment performance was $29.5 million for the six months ended July 31, 2014 based on segment revenue of $117.4 million, representing a segment performance margin of 25.1% as a percentage of segment revenue. Segment performance was $64.0 million for the six months ended July 31, 2013 based on segment revenue of $175.1 million, representing a segment performance margin of 36.6% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in revenue partially offset by the decrease in total costs and expenses.
All Other

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Costs and expenses:
Cost of revenue	$6,365	$9,162	$(2,797)	(30.5)%	$14,278	$5,460	$8,818	161.5%
Research and development, net	1,272	1,314	(42)	(3.2)%	2,538	2,429	109	4.5%
Selling, general and administrative	23,205	23,521	(316)	(1.3)%	49,882	52,587	(2,705)	(5.1)%
Other operating expenses	1,912	2,633	(721)	(27.4)%	4,655	6,854	(2,199)	(32.1)%
Total costs and expenses	32,754	36,630	(3,876)	(10.6)%	71,353	67,330	4,023	6.0%
Loss from operations	$(32,754)	$(36,630)	$3,876	10.6%	$(71,353)	$(67,330)	$(4,023)	(6.0)%
Computation of segment performance:
Total costs and expenses	$32,754	$36,630	$(3,876)	(10.6)%	$71,353	$67,330	$4,023	6.0%
Segment expense adjustments:
Stock-based compensation expense	2,985	2,249	736	32.7%	5,923	5,343	580	10.9%
Compliance-related professional fees	335	370	(35)	(9.5)%	704	806	(102)	(12.7)%
Compliance-related compensation and other expenses	—	(7)	7	(100.0)%	(71)	(133)	62	(46.6)%
Strategic related costs	1,100	—	1,100	N/M	2,390	—	2,390	N/M
Impairment of property and equipment	167	2	165	N/M	176	13	163	N/M
Certain litigation settlements and related costs	41	1	40	N/M	5	(23)	28	(121.7)%
Italian VAT refund recovery recorded within operating expenses	—	—	—	N/M	—	(10,861)	10,861	(100.0)%
Restructuring expenses	1,912	2,633	(721)	(27.4)%	4,655	6,854	(2,199)	(32.1)%
Gain on sale of fixed assets	(14)	(7)	(7)	100.0%	(20)	(18)	(2)	11.1%
Other, net	305	567	(262)	(46.2)%	600	857	(257)	(30.0)%
Segment expense adjustments	6,831	5,808	1,023	17.6%	14,362	2,838	11,524	406.1%
Segment expenses	25,923	30,822	(4,899)	(15.9)%	56,991	64,492	(7,501)	(11.6)%
Segment performance	$(25,923)	$(30,822)	$4,899	15.9%	$(56,991)	$(64,492)	$7,501	11.6%

Cost of Revenue
Cost of revenue is primarily attributable to unallocated shared services costs associated with customer projects in the BSS and Digital Services segments. These shared services costs relate to several organizations that provide delivery and support services to both BSS and Digital Services segments and whose costs are not allocated to BSS and Digital Services, such as our centralized call center, business operations, quality assurance infrastructure and management teams. In addition, management views certain costs as corporate expenses such as stock compensation expense and inventory write-offs, which are included in All Other. In the six months ended July 31, 2013, the Italian VAT refund was also included in All Other.
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Cost of revenue was $6.4 million for the three months ended July 31, 2014, a decrease of $2.8 million or 30.5%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to a $2.6 million decrease in inventory write-offs.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Cost of revenue was $14.3 million for the six months ended July 31, 2014, an increase of $8.8 million or 161.5%, compared to the six months ended July 31, 2013. The increase was primarily attributable to a VAT refund of $10.9 million in the six months ended July 31, 2013 partially offset by a $1.9 million decrease in inventory write-offs.
Research and Development, Net
Research and development expenses, net, primarily include expenses incurred by our centralized research and development departments that support the BSS and Digital Services segments.
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Research and development expenses, net, were $1.3 million for the three months ended July 31, 2014, a decrease of 3.2%, compared to the three months ended July 31, 2013.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Research and development expenses, net, were $2.5 million for the six months ended July 31, 2014, an increase of $0.1 million, or 4.5%, compared to the six months ended July 31, 2013.
Selling, General and Administrative
Selling, general and administrative expenses consist of expenses incurred by our global corporate functions in connection with shared services provided to the BSS and Digital Services segments.
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Selling, general and administrative expenses were $23.2 million for the three months ended July 31, 2014, a decrease of $0.3 million, or 1.3%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to a $1.4 million decrease in finance department costs partially offset by an increase of $1.1 million in strategic related costs.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Selling, general and administrative expenses were $49.9 million for the six months ended July 31, 2014, a decrease of $2.7 million, or 5.1%, compared to the six months ended July 31, 2013. The decrease was primarily attributable to a $4.0 million decrease in finance department costs partially offset by an increase of $2.4 million in strategic related costs.
Other Operating Expenses
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Other operating expenses were $1.9 million for the three months ended July 31, 2014, a decrease of $0.7 million, compared to the three months ended July 31, 2013. The decrease was attributable to a decrease in restructuring expenses of during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. See Note 8 of the condensed consolidated financial statements included in this Quarterly Report.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Other operating expenses were $4.7 million for the six months ended July 31, 2014, a decrease of $2.2 million, compared to the six months ended July 31, 2013. The decrease was attributable to a decrease in restructuring expenses of during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. See Note 8 of the condensed consolidated financial statements included in this Quarterly Report.
Loss from Operations
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Loss from operations was $32.8 million for the three months ended July 31, 2014, a decrease in loss of $3.9 million, or 10.6%, compared to the three months ended July 31, 2013 due primarily to the reasons discussed above.

Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Loss from operations was $71.4 million for the six months ended July 31, 2014, a decrease in loss of $4.0 million, or 6.0%, compared to the six months ended July 31, 2013 due primarily to the reasons discussed above.
Segment Performance
Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013. Segment performance was a loss of $25.9 million for the three months ended July 31, 2014, a decrease in loss of $4.9 million, or 15.9%, compared to the three months ended July 31, 2013.
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013. Segment performance was a loss of $57.0 million for the six months ended July 31, 2014, a decrease in loss of $7.5 million, or 11.6%, compared to the six months ended July 31, 2013.
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
During the six months ended July 31, 2014, our principal uses of liquidity were to fund operating expenses and make capital expenditures.
Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of July 31, 2014, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $254.3 million, compared to approximately $283.6 million as of April 30, 2014. Subsequent to quarter end, on August 6, 2014, the escrow under the Verint Merger Agreement was released in accordance with its terms and we received the escrow amount of approximately $25.0 million.
Restricted Cash
Restricted cash aggregated $72.7 million and $73.5 million as of July 31, 2014 and April 30, 2014, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, funds in escrow to support indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments.
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

Cash Flows
Six Months Ended July 31, 2014 Compared to Six Months Ended July 31, 2013

	Six Months Ended July 31,
	2014	2013
	(In thousands)
Net cash (used in) provided by operating activities	$(49,384)	$9,641
Net cash used in investing activities	(18,131)	(31,295)
Net cash (used in) provided by financing activities	(4,505)	24,786
Effects of exchange rates on cash and cash equivalents	(973)	(2,049)
Net (decrease) increase in cash and cash equivalents	(72,993)	1,083
Cash and cash equivalents, beginning of period	254,580	262,921
Cash and cash equivalents, end of period	181,587	264,004
Operating Cash Flows
Net cash used in operating activities from operations was $49.4 million during the six months ended July 31, 2014, an increase in cash used of $59.0 million, compared to cash provided of $9.6 million during the six months ended July 31, 2013. This increase in cash used was primarily attributable to:

•	an increase in net loss of $12.8 million during the six months ended July 31, 2014, compared to the six months ended July 31, 2013;

•
an increase in cash used of $19.9 million due to an increase of $16.4 million in accounts receivable due to higher invoicing than collections in the six months ended July 31, 2014 compared to a decrease of $3.5 million in accounts receivable from improved collections in the six months ended July 31, 2013; and

•
an increase in cash used of $15.4 million due to an increase of $14.3 million in income tax payable in the six months ended July 31, 2013 compared to a decrease of $1.1 million in the six months ended July 31, 2014 attributable to the change in year to date provisions for each respective period.

The increase in net cash used was partially offset by a larger decline in deferred revenue and deferred cost of sales during the six months ended July 31, 2013 compared to the six months ended July 31, 2014, resulting in net cash provided of $15.0 million.
Investing Cash Flows
Net cash used in investing activities was $18.1 million during the six months ended July 31, 2014, a decrease in cash used of $13.2 million compared to the six months ended July 31, 2013. The decrease in cash used was primarily attributable to a $23.5 million decrease in restricted cash used mainly due to a $25.0 million in bank time deposits received from CTI in connection with the closing of the Verint Merger in the six months ended July 31, 2013, partially offset by an increase of $6.8 million in cash used for purchases of property and equipment and $2.7 million constituting the purchase price deposited to a trust account in preparation for the closing of the acquisition which was accounted for as an advanced payment for a planned acquisition.
Financing Cash Flows
Net cash used in financing activities was $4.5 million during the six months ended July 31, 2014, a decrease in cash provided by financing activities of $29.3 million compared to the six months ended July 31, 2013. The decrease was primarily attributable to a $25.0 million cash capital contribution from CTI in the six months ended July 31, 2013 and the increase of $3.8 million in cash used to repurchase common stock under the repurchase program and in connection with tax liabilities upon settlement of stock awards.

Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents is denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the Brazil real, British pound, and the NIS. For the six months ended July 31, 2014, the fluctuation in foreign currency exchange rates had an unfavorable impact of $1.0 million on cash and cash equivalents.
Escrow Related to the Merger of CTI and Verint
Under the Share Distribution Agreements we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, to be released to us. The escrow funds could not be used for claims related to the Israeli Optionholder suit. On August 6, 2014, the escrow was released in accordance with its terms and we received the escrow amount of approximately $25.0 million. We also assumed all pre-Share Distribution tax obligations of each of us and CTI. For more information, see Note 3 to our condensed consolidated financial statements included in this Quarterly Report.
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
Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. We received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of approximately $4.5 million. The escrow funds are available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. As of July 31, 2014, such claims have not exceeded the $1.0 million threshold. During the six months ended July 31, 2014, we received approximately $2.6 million in return of escrow.
Common Stock Repurchase Program
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases are made under the program using our own cash resources. During the three months ended July 31, 2014, we repurchased in the open market under this program 143,580 shares of common stock for an aggregate purchase price of approximately $3.6 million, at an average purchase price of $24.88 per share.
Acquisition of Solaiemes
On August 1, 2014, we acquired Spain-based Solaiemes for approximately $2.7 million and the assumption of $1.5 million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs' digital services. Solutions from Solaiemes complement our Evolved Communication Suite offering and the combined portfolio creates an end-to-end platform for service monetization of IP-based digital services.
Indebtedness
Comverse Ltd. Lines of Credit
As of January 31, 2014, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $25.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of July 31, 2014 and January 31, 2014, Comverse Ltd. had utilized $20.7 million and $20.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of January 31, 2014, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of July 31, 2014 and January 31, 2014, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of July 31, 2014 and January 31, 2014, Comverse Ltd. had utilized $8.4 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash within the consolidated balance sheets as of July 31, 2014 and January 31, 2014.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the six months ended July 31, 2014 and 2013, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $4.7 million and $6.9 million, respectively, and paid $5.5 million and $5.7 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $1.5 million and $5.0 million are expected to be substantially paid by January 31, 2015 and October 2019, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see "-Overview-Business Trends and Uncertainties" and Note 8 to the condensed consolidated financial statements included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2014 and January 31, 2014, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $33.1 million and $33.4 million as of July 31, 2014 and January 31, 2014, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.

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
Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of July 31, 2014 and January 31, 2014, cash and cash equivalents held by our foreign subsidiaries was $76.0 million and $97.2 million, respectively. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.
OFF-BALANCE SHEET ARRANGEMENTS
As of July 31, 2014, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2014. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2013 Form 10-K.
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
We have expanded our critical accounting policies for the six months ended July 31, 2014.

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
During the three months ended April 30, 2014, following the announcement on April 15, 2014 of our fourth quarter and fiscal year ended January 31, 2014 results, our stock price and market capitalization declined. As a result of the decrease in stock price and market capitalization, we performed an interim goodwill test in conjunction with the preparation of the financial statements for the three months ended April 30, 2014.
A step two analysis was only required to be performed for the Digital Services reporting unit due to the negative carrying value of the Digital Services equity. The inputs for the fair value calculation of the reporting unit included a 2% growth rate to calculate the terminal value and a discount rate of 12.5% which were consistent with our annual goodwill impairment assessment performed as of November 1, 2013. In addition, we assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical and industry trends. Factors that have the potential to create variances in the estimated fair value of the Digital Services reporting unit include, but are not limited to, fluctuations in (i) forecasted revenue volumes and purchase order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors including US sanctions on Russia, competitive dynamics and changes in capital allocations of the CSP’s; (ii) sales and marketing costs to generate orders; (iii) product and service costs; and (iv) equity valuations and volatility of peer companies. With all else being equal, an increase of the discount rate by 100 basis points for the Digital Services reporting unit would not result in an impairment of the Digital Services goodwill.
We do not believe that there were any other significant changes in our critical accounting policies during the six months ended July 31, 2014.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2013 Form 10-K, filed with the SEC on April 16, 2014, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended July 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) for the fiscal quarter ended July 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
In the three months ended July 31, 2014, we purchased an aggregate of 22,474 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by the Company are deposited in its treasury.
Common Stock Repurchase Program
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases are made under the program using our own cash resources. During the three months ended July 31, 2014, we repurchased in the open market under this program 143,580 shares of common stock for an aggregate purchase price of approximately $3.6 million, at an average purchase price of $24.88 per share.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
May 1, 2014 – May 31, 2014	3,237	$24.74	—	$30,000,000
June 1, 2014 – June 30, 2014	72,982	24.36	55,347	28,685,701
July 1, 2014 – July 31, 2014	89,835	25.61	88,233	26,427,214
Total	166,054	$25.04	143,580	$26,427,214

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On September 9, 2014, we commenced an expansion of our previously disclosed 2014 restructuring plan. For a more comprehensive discussion of the expansion, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations  ̶ Business Trends and Uncertainties” and  Note 8 to the condensed consolidated financial statements included in this Quarterly Report.

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

101***
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

COMVERSE, INC.

September 9, 2014	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

September 9, 2014	/s/ Thomas B. Sabol
Thomas B. Sabol Senior Vice President, Chief Financial Officer (Principal Financial Officer)