Form 10-Q
period 2014-10-31
Comverse, Inc.
filed 2014-12-10
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 21,910,740 shares of the registrant’s common stock outstanding on December 1, 2014.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

•
the risk that if customer solution order activity does not increase, our revenue, profitability and cash flows will likely be materially affected and we may be required to implement certain measures to preserve or enhance our operating results and cash position;

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

•
our obligation to indemnify a subsidiary of Verint Systems Inc. (or Verint) as successor to Comverse Technology, Inc., our former parent (or CTI) and its affiliates following the merger of CTI with and into a subsidiary of Verint (referred to as the Verint Merger)) after the Verint Merger against certain claims or losses that may arise in connection with the Verint Merger and the spin-off of our company as an independent, publicly-traded company, accomplished by means of a pro rata distribution of 100% of our outstanding common shares to CTI's shareholders (referred to as the Share Distribution);

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

ii

These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on April 16, 2014 and Part II, Item 1A "Risk Factors" of this Quarterly Report. The documents and reports we file with the SEC are available through Comverse, or our website, www.comverse.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenue:
Product revenue	$25,482	$49,413	$73,768	$158,808
Service revenue	97,637	111,003	283,803	327,179
Total revenue	123,119	160,416	357,571	485,987
Costs and expenses:
Product costs	13,729	23,551	39,537	79,936
Service costs	62,895	72,337	193,411	210,400
Research and development, net	15,007	17,536	45,285	50,476
Selling, general and administrative	25,534	31,283	89,228	103,342
Other operating expenses:
Restructuring expenses and write-off of property and equipment	8,046	1,005	12,701	7,859
Total other operating expenses	8,046	1,005	12,701	7,859
Total costs and expenses	125,211	145,712	380,162	452,013
(Loss) income from operations	(2,092)	14,704	(22,591)	33,974
Interest income	126	121	341	436
Interest expense	(122)	(211)	(476)	(565)
Foreign currency transaction gain (loss), net	7,257	(2,733)	6,327	(7,761)
Other (expense) income, net	(31)	(65)	(496)	277
Income (loss) before income tax (expense) benefit	5,138	11,816	(16,895)	26,361
Income tax (expense) benefit	(4,188)	11,320	(15,152)	(23,452)
Net income (loss)	$950	$23,136	$(32,047)	$2,909
Weighted average common shares outstanding:
Basic	22,216,878	22,218,600	22,304,366	22,138,389
Diluted	22,294,590	22,412,267	22,304,366	22,312,009
Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$1.04	$(1.44)	$0.13
Diluted earnings (loss) per share	$0.04	$1.03	$(1.44)	$0.13
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net income (loss)	$950	$23,136	$(32,047)	$2,909
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	3,716	(2,975)	2,559	790
Changes in accumulated OCI on cash flow hedges, net of tax	(762)	(210)	(529)	(475)
Other comprehensive income (loss), net of tax	2,954	(3,185)	2,030	315
Comprehensive income (loss)	$3,904	$19,951	$(30,017)	$3,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	October 31, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$175,462	$254,580
Restricted cash and bank deposits	35,546	34,343
Accounts receivable, net of allowance of $4,585 and $6,945, respectively	101,207	89,361
Inventories	14,379	16,166
Deferred cost of revenue	9,367	14,500
Deferred income taxes	2,080	2,329
Prepaid expenses	19,723	17,000
Other current assets	12,378	1,680
Total current assets	370,142	429,959
Property and equipment, net	45,998	41,541
Goodwill	151,846	150,346
Intangible assets, net	5,035	5,153
Deferred cost of revenue	33,805	45,717
Deferred income taxes	1,119	1,720
Long-term restricted cash	8,493	33,815
Other assets	33,176	40,586
Total assets	$649,614	$748,837
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$143,938	$168,406
Deferred revenue	220,887	239,902
Deferred income taxes	845	514
Income taxes payable	158	2,102
Total current liabilities	365,828	410,924
Deferred revenue	94,197	113,426
Deferred income taxes	46,487	43,735
Other long-term liabilities	145,930	147,942
Total liabilities	652,442	716,027
Commitments and contingencies
Deficit (equity):
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 22,575,789 and 22,286,123 shares, respectively; outstanding, 21,910,740 and 22,251,226 shares, respectively	226	223
Treasury stock, at cost, 665,049 and 34,897 shares, respectively	(15,291)	(1,024)
Accumulated deficit	(56,298)	(24,251)
Additional paid in capital	43,173	34,530
Accumulated other comprehensive income	25,362	23,332
Total (deficit) equity	(2,828)	32,810
Total liabilities and (deficit) equity	$649,614	$748,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(32,047)	$2,909
Non-cash operating items:
Depreciation and amortization	14,890	14,070
Provision for doubtful accounts	740	824
Stock-based compensation expense	8,606	8,011
Deferred income taxes	3,933	15,050
Inventory write-downs	2,174	3,916
Other non-cash items, net	1,622	(1,355)
Changes in assets and liabilities:
Accounts receivable	(14,353)	37,156
Inventories	(2,484)	(19)
Deferred cost of revenue	17,055	30,322
Prepaid expense and other current assets	(10,179)	(433)
Accounts payable and accrued expense	(22,447)	(16,870)
Income taxes	(2,367)	(1,379)
Deferred revenue	(33,835)	(89,955)
Tax contingencies	4,290	(4,624)
Other assets and liabilities	(1,032)	(3,010)
Net cash used in operating activities	(65,434)	(5,387)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	—	100
Purchases of property and equipment	(17,698)	(9,832)
Acquisition of Solaiemes, net of cash acquired	(2,673)	—
Net change in restricted cash and bank deposits	24,063	(27,324)
Proceeds from asset sales	86	78
Other, net	—	743
Net cash provided by (used in) investing activities	3,778	(36,235)
Cash flows from financing activities:
CTI capital contribution	—	25,000
Payment for repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(984)	(820)
Payment for repurchase of common stock under repurchase program	(13,126)	—
Proceeds from exercises of stock options	40	846
Proceeds from loan	87	—
Net cash (used in) provided by financing activities	(13,983)	25,026
Effects of exchange rates on cash and cash equivalents	(3,479)	(2,139)
Net decrease in cash and cash equivalents	(79,118)	(18,735)
Cash and cash equivalents, beginning of period	254,580	262,921
Cash and cash equivalents, end of period	$175,462	$244,186
Non-cash investing transactions:
Accrued but unpaid purchases of property and equipment	$3,348	$1,278
Inventory transfers to property and equipment	$2,082	$3,201
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
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (the "Escrow Release Date"), less any claims made on or prior to such date, to be released to the Company. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million. As of the closing of the Verint Merger, the Company recognized

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI. As of October 31, 2014, the estimated potential indemnification liability is $3.7 million.
Acquisition of Solaiemes
On August 1, 2014, the Company acquired 100% of the outstanding equity of Spain-based Solaiemes, S.L. (“Solaiemes”) for approximately $2.7 million and the assumption of $1.3 million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs’ digital services. Solutions from Solaiemes complement the Company's Evolved Communication Suite offering and the combined portfolio creates an end-to-end platform for service monetization of IP-based digital services. Solaiemes has been integrated into our Digital Services segment.
At the time of the acquisition, Solaiemes had 15 employees. Results of the most recent periods for Solaiemes were not material to the Company. The results of operations of Solaiemes have been included in our consolidated financial statements beginning on the acquisition date. Revenue and earnings of Solaiemes since the acquisition date were not material.
The acquisition of Solaiemes has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the August 1, 2014 acquisition date. The fair values of intangible asset were based on valuations using a cost approach.
The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.
The amounts in the table below represent the preliminary estimated fair value upon acquisition.

(In thousands)	Amount
Assets:
Cash	$16
Other current assets	114
Intangible assets	2,174
Goodwill	1,907
Other assets	129
Total assets acquired	$4,340
Liabilities:
Current liabilities	$253
Current and long-term debt	1,292
Other long-term liabilities	117
Total liabilities acquired	$1,662
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
The condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods ended October 31, 2014 and 2013, and the condensed consolidated balance sheet as of October 31, 2014 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2013 Form 10-K. The results for the three and nine months ended October 31, 2014 are not necessarily indicative of the results for the full fiscal year ending January 31, 2015.
Intercompany accounts and transactions within the Company have been eliminated.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
During the three months ended October 31, 2014, the Company recognized a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives (see Note 8, Restructuring).
Goodwill
Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquiree. The Company has no indefinite-lived intangible assets other than goodwill. The carrying amount of

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The Company's stock price and market capitalization declined during the three months ended April 30, 2014 following the announcement on April 15, 2014 of the Company's fourth quarter and fiscal year ended January 31, 2014 results. As a result of the decrease in stock price and market capitalization, the Company performed an interim goodwill test in conjunction with the preparation of its financial statements for the three months ended April 30, 2014 which did not result in an impairment.
The Company completed its annual review for impairment as of November 1, 2014 which did not result in an impairment (see Note 5, Goodwill).
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The change in profit estimate for those projects accounted for under the percentage of completion method where a loss provision was recorded, negatively impacted income from operations by $9.1 million and $6.1 million during the nine months ended October 31, 2014 and 2013, respectively.
Out of Period Adjustments
During the three months ended October 31, 2014, the Company identified an error related to customer contracts accounted for under the percentage of completion method. The correction of this error resulted in a reduction in cost of revenue of $1.4 million and an increase in revenue of $0.3 million during the three month ended October 31, 2014.
In addition during the three months ended October 31, 2014, the Company identified and corrected over accruals related to various tax matters recorded in the periods 2010 to 2013. The correction resulted in a $0.5 million reduction of its income tax expense during the three month ended October 31, 2014.
These prior period adjustments were not material to the financial results of the previously issued annual or interim financial statements, and the Company does not believe this error will be material for the fiscal year ending January 31, 2015.

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
In August 2014, the FASB issued new guidance on going concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this guidance are effective for annual periods beginning after December 15, 2016, and for interim periods therein. This guidance is not expected to have an impact on the Company’s financial statements or disclosures.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

4.	INVENTORIES
Inventories consisted of the following:

	October 31,	January 31,
	2014	2014
	(In thousands)
Raw materials	$9,338	$11,445
Work in process	5,041	4,612
Finished goods	—	109
	$14,379	$16,166

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the nine months ended October 31, 2014 are as follows:

	BSS	Digital Services	Total
	(In thousands)
Goodwill, gross, at January 31, 2014	$89,798	$222,608	$312,406
Accumulated impairment losses at January 31, 2014	(5,605)	(156,455)	(162,060)
Goodwill, net, at January 31, 2014	84,193	66,153	150,346
Goodwill acquired with the purchase of Solaiemes (1)	—	1,907	1,907
Effect of changes in foreign currencies and other	(159)	(248)	(407)
Goodwill, net, at October 31, 2014	$84,034	$67,812	$151,846
Balance at October 31, 2014
Goodwill, gross, at October 31, 2014	$89,639	$224,267	$313,906
Accumulated impairment losses at October 31, 2014	(5,605)	(156,455)	(162,060)
Goodwill, net, at October 31, 2014	$84,034	$67,812	$151,846
(1) The resulting amount of goodwill reflects the value of the additional functionality added to the Company's Evolved Communications Suite product offering that distinguishes the Company technologically in competitive bids.
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
The Company completed its annual review for impairment as of November 1, 2014 which did not result in an impairment.
BSS Reporting Unit
Step one of the quantitative goodwill interim impairment test for the three months ended April 30, 2014 and annual impairment test as of November 1, 2014 resulted in the determination that the estimated fair value of BSS significantly exceeded its carrying amount, including goodwill. Accordingly, the second step was not required for this reporting unit.
Digital Services Reporting Unit
Step one of the quantitative goodwill impairment interim and annual tests resulted in the determination that the estimated fair value of Digital Services exceeded its carrying amount, including goodwill; however a step two analysis was performed on the reporting unit due to the negative carrying value of the Digital Services equity. The fair value of the goodwill as calculated under the Step two of the impairment test significantly exceeded the carrying value as recorded.
A step two analysis was only required to be performed for the Digital Services reporting unit. For the annual impairment test the implied fair value of goodwill exceeded its carrying amount by 17%. Revenues and operating income growth assumptions and the risk-adjusted discount rate, which represents the weighted average cost of capital, have the most significant

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

influence on the estimation of the fair value of the Digital Services reporting unit under the income approach, specifically the discounted cash flow method, which uses revenues and operating income growth rate assumptions to estimate cash flows in future periods. Growth rates were based on current levels of backlog, the retention of existing customers, and the Company’s ability to generate new order bookings with both existing and new customers. The factors that affect the forecasted results and related revenue and operating income growth assumptions include, but are not limited to: (1) declines in new order bookings with existing and new customers, (2) the achievement of expected cost efficiencies from restructuring actions taken previously, (3) the retention of maintenance contracts with existing customers.  Management used a discount rate of 9.5% to estimate the present value of future cash flows, which is lower than the Company's interim goodwill impairment assessment performed as of April 30, 2014. The reduced discount rate was based upon an analysis of market data from similar companies and a higher proportion of recurring revenues in the forecasted cash flows.  Holding all other assumptions constant, an increase in the discount rate used by approximately 475 basis points would reduce the headroom of the reporting unit’s goodwill such that goodwill would be impaired.

6.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

	October 31,	January 31,
	2014	2014
	(In thousands)
Gross carrying amount:
Acquired technology (1)	$100,033	$98,000
Customer relationships	35,856	36,033
Trade names	3,400	3,400
Total Intangible Assets	139,289	137,433
Accumulated amortization:
Acquired technology	98,098	98,000
Customer relationships	32,756	30,880
Trade names	3,400	3,400
	134,254	132,280
Total	$5,035	$5,153
(1) Includes $2.2 million of acquired technology, with a weighted average useful life of 5.5 years, in the acquisition of Solaiemes on August, 1, 2014.
Acquired technology intangible assets, net relate to the Digital Services segment as of October 31, 2014. Customer relationships intangible assets, net relate to the BSS segment as of October 31, 2014 and January 31, 2014.
Amortization of intangible assets was $0.8 million and $2.2 million for the three and nine months ended October 31, 2014, respectively, and $0.7 million and $2.1 million for the three and nine months ended October 31, 2013, respectively. There were no impairments of intangible assets for the three and nine months ended October 31, 2014 or 2013.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2015 (remainder of fiscal year)	$789
2016	2,797
2017	390
2018	353
2019 and thereafter	706
$5,035

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

7.	OTHER ASSETS
Other assets consisted of the following:

	October 31,	January 31,
	2014	2014
	(In thousands)
Severance pay fund (1)	$27,663	$33,482
Deposits	2,654	2,956
Other (2)	2,859	4,148
	$33,176	$40,586

(1)	Represents deposits into insurance policies to fund severance liability for Israeli-based employees (see Note 12, Other Long-Term Liabilities).

(2)	Includes a $1.2 million cost-method investment in a subsidiary of a significant customer at each of October 31, 2014 and January 31, 2014.

8.	RESTRUCTURING
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
2014 Initiatives
During the nine months ended October 31, 2014, the Company commenced certain initiatives with a plan to further restructure its operations towards aligning operating costs and expenses with anticipated revenue. On September 9, 2014, the Company commenced an expansion of its previously disclosed 2014 restructuring plan. The restructuring plan has been facilitated by efficiencies gained through initiatives implemented in recent fiscal periods and the expectation that software will account for a higher portion of the Company's revenue in future periods. The restructuring is designed to align operating costs and expenses with currently anticipated revenue. The restructuring plan (as expanded) is expected to include reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate total cost of the 2014 restructuring plan (as expanded) is currently expected to include approximately $15.0 million to $17.0 million of severance-related costs which are expected to be accrued and paid by January 31, 2015. In relation to this restructuring plan, the Company recorded severance-related costs of $9.7 million and paid $6.6 million during the nine months ended October 31, 2014. During the three months ended October 31, 2014, the restructuring plan was further expanded to include $2.1 million in facilities-related costs expected to be paid by December 2024.
During the three months ended October 31, 2014, the Company recognized a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fourth Quarter 2012 Initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. During the nine months ended October 31, 2014, the Company paid severance and facilities-related costs of $1.1 million and $1.1 million, respectively, in relation to this restructuring plan. The remaining severance and facilities-related costs accrued under this plan are expected to be paid by October 2019.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in Digital Services and implementing further cost savings through operational efficiencies and strategic focus. The remaining facilities-related costs accrued under this plan are expected to be paid by April 2016.
Netcentrex 2010 and 2011 Initiative
During the fiscal years ended January 31, 2011 and 2012, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France.
The following tables represent a roll forward of the liabilities related to the workforce reduction and restructuring activities noted above for the three and nine months ended October 31, 2014 and 2013:

	2014 Initiative		Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative	Netcentrex 2010 and 2011 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Facilities Related	Severance Related	Facilities Related	Total
			(In thousands)
January 31, 2014	$—	$—	$1,062	$5,728	$390	$50	$15	$7,245
Expenses	9,706	2,065	106	70	14	—	—	11,961
Change in assumptions	(225)	—	(82)	(359)	—	(47)	(11)	(724)
Translation and other adjustments	—	—	—	—	—	(1)	(2)	(3)
Paid or utilized	(6,550)	(161)	(1,072)	(1,058)	(145)	(2)	(2)	(8,990)
October 31, 2014	$2,931	$1,904	$14	$4,381	$259	$—	$—	$9,489

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative	Netcentrex 2010 and 2011 Initiative
	Severance Related	Facilities Related	Facilities Related	Severance Related	Facilities Related	Total

January 31, 2013	$3,713	$885	$391	$212	$438	$5,639
Expenses	4,868	4,432	7	(126)	1	9,182
Change in assumptions	(1,693)	396	68	—	(94)	(1,323)
Translation and other adjustments (1)	62	997	—	(5)	(8)	1,046
Paid or utilized	(5,353)	(1,141)	(140)	(26)	(322)	(6,982)
October 31, 2013	$1,597	$5,569	$326	$55	$15	$7,562
(1) Includes deferred rent liability balance for restructured facilities.

9.	DEBT
Government Sponsored Loans
As of October 31, 2014 the Company had approximately $0.1 million and $1.2 million of short-term and long-term debt, respectively, which the Company assumed in connection with the acquisition of Solaiemes on August 1, 2014. The debt consists of Spain government sponsored loans extended for research and development projects. The terms of the loans include interest rates which range from zero to 4% with maturity dates between November 30, 2018 and March 31, 2022. The loans are subject to certain acceleration clauses which are not considered probable. There were no outstanding debt amounts as of January 31, 2014.
Comverse Ltd. Lines of Credit
As of January 31, 2014, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $25.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of October 31, 2014 and January 31, 2014, Comverse Ltd. had utilized $19.4 million and $20.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of January 31, 2014, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of October 31, 2014 and January 31, 2014, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of October 31, 2014 and January 31, 2014, Comverse Ltd. had utilized $7.3 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and long-term restricted cash within the condensed consolidated balance sheets as of October 31, 2014 and January 31, 2014.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the three and nine months ended October 31, 2014 and 2013, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assesses the counterparty credit risk for each party prior to entering into its derivative financial instruments and in valuing the derivative instruments for the periods presented.
Forward Contracts
During the three and nine months ended October 31, 2014 and 2013, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). Such amounts are reclassified to the statements of operations when the effects of the item being hedged are recognized. The Company’s derivatives outstanding as of October 31, 2014 are short-term in nature and are due to contractually settle within the next twelve months.
Embedded Derivative
The Company has entered into a lease agreement whereby the lease payments are indexed to a non-functional currency exchange rate subject to a floor. The fair value of this embedded derivative is measured at fair value and adjusted each reporting period through the statement of operations.
The following tables summarize the Company’s derivative positions and their respective fair values:

	October 31, 2014
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Liabilities
Derivatives designated as hedging instruments
Short-term foreign currency forward	$6,421	Other current liabilities	$471
Embedded derivatives
Long-term	6,543	Other long-term liabilities	9
Total liabilities			$480

	January 31, 2014
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$25,607	Prepaid expenses and other current assets	$58
Total assets			$58
Liabilities
Embedded derivatives
Long-term	6,543	Other long-term liabilities	$719
Total liabilities			$719

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	Three Months Ended October 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other (Expense) Income, Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(1,159)	$397	$—
Total	$(1,159)	$397	$—

	Three Months Ended October 31, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other (Expense) Income, Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(53)	$(157)	$—
Total	$(53)	$(157)	$—

	Nine Months Ended October 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other (Expense) Income, Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(699)	$170	$—
Total	$(699)	$170	$—

	Nine Months Ended October 31, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in Other (Expense) Income, Net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$710	$(1,185)	$—
Total	$710	$(1,185)	$—
There were no gains or losses from ineffectiveness of these hedges recorded for the three and nine months ended October 31, 2014 and 2013.

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three and nine months ended October 31, 2014 and 2013.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	October 31, 2014
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$38,396	$—	$—	$38,396
	$38,396	$—	$—	$38,396
Financial Liabilities:
Derivative liabilities	$—	$471	$—	$471
Embedded Derivatives	—	9	—	9
	$—	$480	$—	$480

	January 31, 2014
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$34,398	$—	$—	$34,398
Derivative assets	—	58	—	58
	$34,398	$58	$—	$34,456
Financial Liabilities:
Embedded Derivatives	$—	$719	$—	$719
	$—	$719	$—	$719

(1)
As of October 31, 2014 and January 31, 2014, money market funds of $38.4 million and $34.4 million, respectively, were classified in “Cash and cash equivalents” within the condensed consolidated balance sheets.

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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	October 31,	January 31,
	2014	2014
	(In thousands)
Liability for severance pay	$38,621	$44,793
Tax contingencies	93,515	90,345
Other long-term liabilities	13,794	12,804
Total	$145,930	$147,942
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
A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amounts of $27.7 million and $33.5 million as of October 31, 2014 and January 31, 2014, respectively.
Severance pay expenses pursuant to Israel’s Severance Pay Law were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands)
Increase due to passage of time	$854	$1,195	$2,926	$3,741
Increase due to salary increase	67	269	741	1,302
Reversal due to voluntary termination of employee	(86)	(358)	(597)	(826)
Gain from increase in fund value	(8)	(528)	(160)	(1,189)
Total operating expense due to Israeli Severance Law	$827	$578	$2,910	$3,028

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.	STOCK-BASED COMPENSATION
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
As of October 31, 2014, stock options to purchase 1,108,987 Shares and additional Awards covering 619,438 Shares were outstanding. As of October 31, 2014, an aggregate of 1,156,819 Future Awards are available for future grant under the 2012 Incentive Plan.
Share-Based Awards
Stock-based compensation expense associated with awards for the three and nine months ended October 31, 2014 and 2013 included in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands)
Stock options:
Service costs	$73	$53	$190	$87
Research and development	53	38	147	47
Selling, general and administrative	636	412	1,583	1,018
	762	503	1,920	1,152
Restricted/Deferred stock awards:
Service costs	599	654	2,229	2,201
Research and development	185	206	738	736
Selling, general and administrative	1,137	1,305	3,719	3,922
	1,921	2,165	6,686	6,859
Total	$2,683	$2,668	$8,606	$8,011
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (“RSUs”) and stock options to certain key employees and director stock unit awards (“DSUs”) to non-employee directors (such RSUs and DSUs collectively referred to as “Restricted Awards”). For the three and nine months ended October 31, 2014, the Company granted Restricted Awards covering an aggregate of 11,075 and 311,569 Shares, respectively, and stock options to purchase an aggregate of 29,890 and 404,717 Shares, respectively. For the three and nine months ended October 31, 2013, the Company granted Restricted Awards covering an aggregate of 4,014 and 312,009 Shares, respectively, of which 116,279 were performance based awards, and stock options to purchase an aggregate of 17,424 and 342,157 Shares, respectively.
During the nine months ended October 31, 2014, 1,365 Shares were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these Shares were negligible. During the three and nine months ended October 31, 2013, 10,551 and 31,501 Shares, respectively, were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these Shares were $0.3 million and $0.8 million, respectively.
The fair market value of the Company's Restricted Awards that vested during the three and nine months ended October 31, 2014, was $0.1 million and $9.1 million, respectively. The fair market value of the Company's Restricted Awards that vested during the three and nine months ended October 31, 2013, was $0.2 million and $8.2 million, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As of October 31, 2014, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $11.3 million, which is expected to be recognized over a weighted-average period of 1.91 years.
The Company's outstanding stock options as of October 31, 2014 include unvested stock options to purchase 731,307 Shares with a weighted-average grant date fair value of $9.25, an expected term of 4.0 years and a total fair value of $6.8 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase Shares was $5.4 million, which is expected to be recognized over a weighted-average period of 2.12 years.

14.	(DEFICIT) EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of (deficit) equity are as follows:

	Nine Months Ended October 31,
	2014	2013
	(In thousands)
Balance, January 31	$32,810	$(18,763)
Net (loss) income	(32,047)	2,909
Unrealized gain (loss) for cash flow hedge positions, net of reclassification adjustments and tax	(529)	(475)
Foreign currency translation adjustment	2,559	790
Stock-based compensation expense	8,606	8,011
Exercises of stock options	40	846
CTI contribution (1)	—	20,980
Repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(984)	(820)
Repurchase of common stock under repurchase program	(13,283)	—
Balance, October 31	$(2,828)	$13,478

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

Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income (“AOCI”), net of zero tax, were as follows (in thousands, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2013	$21,276	$475	$21,751
Other comprehensive income before reclassifications	790	710	1,500
Amounts reclassified from AOCI	—	(1,185)	(1,185)
Other comprehensive income	790	(475)	315
Balance as of October 31, 2013	$22,066	$—	$22,066

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2014	$23,274	$58	$23,332
Other comprehensive (loss) income before reclassifications	2,559	(699)	1,860
Amounts reclassified from AOCI	—	170	170
Other comprehensive (loss) income	2,559	(529)	2,030
Balance as of October 31, 2014	$25,833	$(471)	$25,362

The amounts of unrealized (gains) losses on cash flow hedges reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated condensed statements of operations, with presentation location, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$186	$(84)	$75	$(602)
Research and development, net	54	(25)	21	(186)
Selling, general and administrative	157	(48)	74	(397)
Total	$397	$(157)	$170	$(1,185)

15.	INCOME (LOSS) PER SHARE
Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted income (loss) per share, shares issuable upon exercise of stock options and deliverable in settlement of unvested Restricted Awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.

The calculation of income (loss) per share is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income (loss) - basic and diluted	$950	$23,136	$(32,047)	$2,909
Denominator:
Basic weighted average common shares outstanding	22,217	22,219	22,304	22,138
Stock options	—	13	—	6
Restricted Awards	78	181	—	167
Diluted weighted average common shares outstanding	22,295	22,412	22,304	22,312
Earnings (loss) per share
Basic earnings (loss) per share	$0.04	$1.04	$(1.44)	$0.13
Diluted earnings (loss) per share	$0.04	$1.03	$(1.44)	$0.13

As a result of the Company’s net loss during the nine months ended October 31, 2014, stock-based awards have been excluded from the diluted loss per share calculations because their inclusion would have been anti-dilutive. For the nine months ended October 31, 2014, the diluted earnings per share computation excludes 0.1 million shares.

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
The Company recorded an income tax expense from operations of $4.2 million for the three months ended October 31, 2014, representing an effective tax rate of 81.5% compared with an income tax benefit from operations of $11.3 million, representing an effective tax rate of (95.8)% for the three months ended October 31, 2013. During the three months ended October 31, 2014 and 2013, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of the Company's U.S. and foreign tax jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in the Company's effective tax rate for the three months ended October 31, 2014, compared to the three months ended October 31, 2013 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions incurring losses.
The Company recorded an income tax expense from operations of $15.2 million for the nine months ended October 31, 2014, representing an effective tax rate of (89.7)% compared with an income tax expense from operations of $23.5 million, representing an effective tax rate of 89.0% for the nine months ended October 31, 2013. During the nine months ended October 31, 2014 and 2013, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of the Company's U.S. and foreign tax jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in the Company's effective tax rate for the nine months ended October 31, 2014, compared to the nine months ended October 31, 2013 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions incurring losses.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a tax jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign tax jurisdictions. During the nine months ended October 31, 2014, the Company reassessed its valuation allowance requirements taking into consideration the Share Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of October 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $93.6 million (see Note 12, Other Long-Term Liabilities). The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2014 could decrease by approximately $68.3 million in the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties was $42.0 million as of October 31, 2014.

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
Historically, Mobile Internet (“Comverse MI”), which was renamed Policy and is responsible for the Company's mobile Internet and policy products, and Netcentrex, an IP-based solution that provides carrier-hosted enterprise and consumer IP services, were included in All Other. Effective in the three months ended January 31, 2014, Comverse MI and Netcentrex were combined with the Comverse BSS and Comverse VAS segments, respectively, to form the “BSS” and “Digital Services” segments. The change in segment reporting aligns with information reviewed by the Company's chief operating decision maker (“CODM”), a change in management structure and the convergence of operations to take advantage of potential synergies. Accordingly, the results presented under segment reporting for the three and nine months ended October 31, 2013 reflect the change in segment reporting to conform to the current period segment reporting presentation. The change in segment reporting does not affect the Company’s previously reported consolidated financial statements.
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
Segment performance is computed by management as income (loss) from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic-related costs (vi) write-off of property and equipment; (vii) certain litigation settlements and related costs; (viii) Italian VAT recovery recorded within operating expense; (ix) restructuring expenses; and (x) certain other gains and expenses. Compliance-related professional fees relate to fees and expenses recorded in connection with the Company's efforts to remediate material weaknesses in internal control over financial reporting for the fiscal year ended January 31, 2014.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The tables below present information about total revenue, total costs and expenses, income (loss) from operations, segment performance, interest expense, and depreciation for the three and nine months ended October 31, 2014 and 2013:

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Three Months Ended October 31, 2014
Total revenue	$68,235	$54,884	$—	$123,119
Total costs and expenses	$50,310	$42,098	$32,803	$125,211
Income (loss) from operations	$17,925	$12,786	$(32,803)	$(2,092)
Computation of segment performance:
Segment revenue	$68,235	$54,884	$—
Total costs and expenses	$50,310	$42,098	$32,803
Segment expense adjustments:
Stock-based compensation expense	—	—	2,683
Amortization of intangibles assets	698	98	—
Compliance-related professional fees	—	—	55
Strategic-related costs	—	—	186
Write-off of property and equipment	2	1	1,467
Certain litigation settlements and related cost	—	—	41
Restructuring expenses	—	—	6,582
Gain on sale of fixed assets	—	—	(4)
Other	—	—	305
Segment expense adjustments	700	99	11,315
Segment expenses	49,610	41,999	21,488
Segment performance	$18,625	$12,885	$(21,488)
Interest expense	$—	$—	$(122)	$(122)
Depreciation	$(887)	$(1,304)	$(2,342)	$(4,533)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Three Months Ended October 31, 2013
Total revenue	$70,892	$89,524	$—	$160,416
Total costs and expenses	$58,379	$54,422	$32,911	$145,712
Income (loss) from operations	$12,513	$35,102	$(32,911)	$14,704
Computation of segment performance:
Segment revenue	$70,892	$89,524	$—
Total costs and expenses	$58,379	$54,422	$32,911
Segment expense adjustments:
Stock-based compensation expense	—	—	2,668
Amortization of intangibles assets	692	—	—
Compliance-related professional fees	—	—	744
Compliance-related compensation and other expenses	—	(39)	(5)
Write-off of property and equipment	—	—	208
Certain litigation settlements and related cost	—	—	8
Restructuring expenses	—	—	1,005
Gain on sale of fixed assets	(1)	—	(13)
Other	—	—	367
Segment expense adjustments	691	(39)	4,982
Segment expenses	57,688	54,461	27,929
Segment performance	$13,204	$35,063	$(27,929)
Interest expense	$—	$—	$(211)	$(211)
Depreciation	$(936)	$(1,268)	$(1,857)	$(4,061)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Nine Months Ended October 31, 2014
Total revenue	$185,262	$172,309	$—	$357,571
Total costs and expenses	$145,982	$130,024	$104,156	$380,162
Income (loss) from operations	$39,280	$42,285	$(104,156)	$(22,591)
Computation of segment performance:
Segment revenue	$185,262	$172,309	$—
Total costs and expenses	$145,982	$130,024	$104,156
Segment expense adjustments:
Stock-based compensation expense	—	—	8,606
Amortization of intangibles assets	2,093	98	—
Compliance-related professional fees	—	—	759
Compliance-related compensation and other expenses	—	1	(71)
Strategic-related costs	—	—	2,576
Write-off of property and equipment	2	3	1,643
Certain litigation settlements and related cost	—	—	46
Restructuring expenses	—	—	11,237
Gain on sale of fixed assets	2	1	(24)
Other	—	—	905
Segment expense adjustments	2,097	103	25,677
Segment expenses	143,885	129,921	78,479
Segment performance	$41,377	$42,388	$(78,479)
Interest expense	$—	$—	$(476)	$(476)
Depreciation	$(2,632)	$(3,828)	$(6,239)	$(12,699)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Nine Months Ended October 31, 2013
Total revenue	$221,314	$264,673	$—	$485,987
Total costs and expenses	$186,013	$165,759	$100,241	$452,013
Income (loss) from operations	$35,301	$98,914	$(100,241)	$33,974
Computation of segment performance:
Segment revenue	$221,314	$264,673	$—
Total costs and expenses	$186,013	$165,759	$100,241
Segment expense adjustments:
Stock-based compensation expense	—	—	8,011
Amortization of intangibles assets	2,070	—	—
Compliance-related professional fees	—	—	1,550
Compliance-related compensation and other expenses	122	179	(138)
Write-off of property and equipment	29	1	221
Certain litigation settlements and related cost	—	—	(15)
Italian VAT refund recovery recorded within operating expense	—	—	(10,861)
Restructuring expenses	—	—	7,859
Gain on sale of fixed assets	—	(1)	(31)
Other	—	—	1,224
Segment expense adjustments	2,221	179	7,820
Segment expenses	183,792	165,580	92,421
Segment performance	$37,522	$99,093	$(92,421)
Interest expense	$—	$—	$(565)	$(565)
Depreciation	$(2,822)	$(3,777)	$(5,401)	$(12,000)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

18.	COMMITMENTS AND CONTINGENCIES
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
The mediation process ended without success. According to the parties’ consent to submit summations in the motion to certify the claims as a class action, including the certification of the class of plaintiffs, the court held the following dates for submission of summations: Summations on behalf of the plaintiffs were submitted on August 31, 2014; Summations on behalf

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of the defendants were submitted on November 20, 2014; Summations of response by the plaintiffs will be submitted by December 18, 2014.
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
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds were available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceeded $1.0 million. During the nine months ended October 31, 2014, the Company received approximately $4.7 million in settlement of escrow.
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2014 and January 31, 2014, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $30.5 million and $33.4 million as of October 31, 2014 and January 31, 2014, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.
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
Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of October 31, 2014, the total amounts related to the reserved portion of the tax and labor contingencies was $0.1 million and the unreserved portion of the tax and labor contingencies totaled approximately $9.4 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of October 31, 2014, the Company had $6.6 million of deposits, included in Long-term restricted cash, with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.
France Labor Contingency
A former employee based in France has filed a notice of appeal in the appellate court, seeking to overturn a decision of the Labor Court rejecting his claim to requalify his resignation as a constructive dismissal and for damages in the Labor Court of approximately $2.9 million. In July 2014, after disputing this appeal and vigorously defending the Company’s position, the parties reached a settlement agreement through mediation, which was approved by the Court of Appeal of Paris in November 2014. The Company accrued $0.8 million for this matter.
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
Historically, Mobile Internet, which was renamed Policy and is responsible for our mobile Internet and policy products, and Netcentrex, an IP-based solution that provides carrier-hosted enterprise and consumer IP services, were included in All Other. Effective in the three months ended January 31, 2014, Policy and Netcentrex have been combined with the Comverse BSS and Comverse VAS segments, respectively, to form our BSS and Digital Services segments. Accordingly, the results presented under segment reporting for the three and nine months ended October 31, 2013 reflect the change in segment reporting to conform to the current period segment reporting presentation.

Condensed Consolidated Financial Highlights
The following table presents certain financial highlights for the three and nine months ended October 31, 2014 and 2013, including Comverse performance and Comverse performance margin (reflecting Comverse performance as a percentage of revenue), non-GAAP financial measures, for our company on a consolidated basis:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Total revenue	$123,119	$160,416	$357,571	$485,987
Gross margin	37.8%	40.2%	34.9%	40.3%
(Loss) income from operations	(2,092)	14,704	(22,591)	33,974
Operating margin	(1.7)%	9.2%	(6.3)%	7.0%
Net income (loss)	950	23,136	(32,047)	2,909
Net cash used in operating activities	(16,050)	(15,028)	(65,434)	(5,387)
Non-GAAP Financial Measures
Comverse performance	$10,022	$20,338	$5,286	$44,194
Comverse performance margin	8.1%	12.7%	1.5%	9.1%
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

The following table provides a reconciliation of (loss) income from operations to Comverse performance for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(Dollars in thousands)
(Loss) income from operations	$(2,092)	$14,704	$(22,591)	$33,974
Expense Adjustments:
Stock-based compensation expense	2,683	2,668	8,606	8,011
Amortization of intangible assets	796	692	2,191	2,070
Compliance-related professional fees	55	744	759	1,550
Compliance-related compensation and other expenses	—	(44)	(70)	163
Strategic related costs	186	—	2,576	—
Write-off of property and equipment	1,470	208	1,648	251
Certain litigation settlements and related costs	41	8	46	(15)
Italian VAT refund recovery recorded within operating expenses	—	—	—	(10,861)
Restructuring expenses	6,582	1,005	11,237	7,859
Gain on sale of fixed assets	(4)	(14)	(21)	(32)
Other	305	367	905	1,224
Total expense adjustments	12,114	5,634	27,877	10,220
Comverse performance	$10,022	$20,338	$5,286	$44,194
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
Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic-related costs (vi) write-off of property and equipment; (vii) certain litigation settlements and related costs; (viii) Italian VAT recovery recorded within operating expense; (ix) restructuring expenses; and (x) certain other gains and expenses. Compliance-related professional fees relate to fees and expenses recorded in connection with our efforts to remediate material weaknesses in internal control over financial reporting for the fiscal year ended January 31, 2014.
Segment Financial Highlights
The following table presents, for the three and nine months ended October 31, 2014 and 2013, segment revenue, gross margin, income (loss) from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and loss from operations and segment performance for All Other:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(Dollars in thousands)
SEGMENT RESULTS
BSS
Segment revenue	$68,235	$70,892	$185,262	$221,314
Gross margin	45.1%	40.3%	43.0%	38.6%
Income from operations	17,925	12,513	39,280	35,301
Operating margin	26.3%	17.7%	21.2%	16.0%
Segment performance	18,625	13,204	41,377	37,522
Segment performance margin	27.3%	18.6%	22.3%	17.0%
Digital Services
Segment revenue	$54,884	$89,524	$172,309	$264,673
Gross margin	38.9%	48.0%	37.6%	46.4%
Income from operations	12,786	35,102	42,285	98,914
Operating margin	23.3%	39.2%	24.5%	37.4%
Segment performance	12,885	35,063	42,388	99,093
Segment performance margin	23.5%	39.2%	24.6%	37.4%
All Other
Loss from operations	$(32,803)	$(32,911)	$(104,156)	$(100,241)
Segment performance	(21,488)	(27,929)	(78,479)	(92,421)
For a discussion of the results of our segments, see “—Results of Operations.”
Business Trends and Uncertainties
For the three and nine months ended October 31, 2014 compared to the three and nine months ended October 31, 2013 our consolidated revenue decreased and our costs and operating expenses decreased. The decrease in revenue exceeded the decrease in our costs and operating expenses, resulting in loss from operations for the three and nine months ended October 31, 2014 compared to income from operations for the three and nine months ended October 31, 2013. Comverse performance for the three and nine months ended October 31, 2014 decreased compared to the three and nine months ended October 31, 2013.
The decrease in revenue was primarily attributable to a decrease in customer solutions revenue at our BSS and Digital Services segments and a decrease in maintenance revenue at our Digital Services segment, partially offset by an increase in maintenance revenue at our BSS segment. For a discussion of the reasons for the changes in revenue at our BSS and Digital Services segments, see “-BSS,” “-Digital Services,” “-Results of Operations-Segment Results-BSS” and “-Results of Operations-Segment Results-Digital Services.”
Our costs and operating expenses decreased during the three and nine months ended October 31, 2014 primarily due to a decrease in cost of revenue due to lower revenue in the BSS and Digital Services segments and a significant reduction in expenses due to the reversal of loss provisions. Cost of revenue for the nine months ended October 31, 2013 was favorably impacted by a $10.9 million Italian VAT refund that we received during the three months ended April 30, 2013. The decrease in operating expenses was also attributable to a decrease in selling, general and administrative expenses primarily attributable to a decrease in personnel-related costs due to lower headcount and professional fees.
During the three months ended October 31, 2014, our cash and cash equivalents and restricted cash decreased primarily due to negative operating cash flow, repurchase of common stock in the open market, purchases of property and equipment and payments made in connection with restructuring activities.
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act which expires on December 15, 2014. Repurchases are made under the program using our own cash resources. During the three and nine months ended October 31, 2014, we repurchased in the open market under this program 452,402 and 595,982 shares of common stock for an aggregate purchase price of approximately $9.7 million and $13.3 million, respectively. The weighted average purchase price per share for the three and nine months ended October 31, 2014 was $21.46 and $22.29, respectively.
On August 1, 2014, we acquired Spain-based Solaiemes for approximately $2.7 million and the assumption of $1.3     million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs' digital services. Solutions from Solaiemes complement our Evolved Communication Suite offering and the combined portfolio creates a comprehensive platform for service monetization of IP-based digital services.
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
During the three months ended July 31, 2014, as part of our efforts to achieve revenue growth we conducted a comprehensive review of the markets and opportunities of our two businesses and refined our growth strategy and in the three months ended October 31, 2014 commenced the implementation of our strategy. For more information, see “-BSS” and “-Digital Services.”
As part of our efforts to reduce costs and expenses, improve our cash position and achieve long-term improved operating performance and positive operating cash flows, we continued to implement the following initiatives during the three months ended October 31, 2014:

•	The industrialization of Comverse ONE to meet or exceed our customer requirements, for ease of use and faster deployment times to reduce deployment costs;

•	The relocation of certain delivery and research and development activities to low cost centers of excellence in Eastern Europe and Asia;

•	Initiatives to reduce costs and expenses.
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
The restructuring plan (as expanded) is expected to include reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate total cost of the 2014 restructuring plan (as expanded) is currently expected to be approximately $15.0 million to $17.0 million, primarily related to severance costs which are expected to be accrued and paid by January 31, 2015. In relation to this restructuring plan, we recorded severance-related costs of $9.7 million and paid $6.6 million during the nine months ended October 31, 2014. During the three months ended October 31, 2014, the restructuring plan was further expanded to include $2.1 million in facilities-related costs which are expected to be paid by December 2024.
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
BSS
Revenue from BSS customer solutions for the three and nine months ended October 31, 2014 decreased compared to the three and nine months ended October 31, 2013. The decrease in revenue for the three-month period was primarily attributable to a lower number and size of acceptances. The decrease in revenue for the nine-month period was primarily attributable to a lower volume of BSS projects in the current period resulting from lower bookings in the past year and a decrease in collections from certain customers whose revenue is limited to collections.
BSS maintenance revenue for the three months ended October 31, 2014 increased compared to the three months ended October 31, 2013. The increase in revenue was due to the timing of entering into renewals of maintenance contracts with customers. BSS maintenance revenue for the nine months ended October 31, 2014 decreased compared to the nine months ended October 31, 2013. BSS maintenance revenue for the nine months ended October 31, 2014 decreased compared to the nine months ended October 31, 2013. The decrease in revenue was primarily attributable to maintenance revenue for the three months ended April 30, 2013 under a large maintenance contract that, as previously disclosed, was cancelled effective during the three months ended April 30, 2013, a decrease in product bookings which resulted in a decrease in related maintenance services and a decrease in collections from certain customers whose revenue is limited to collections.
As noted above, we conducted a comprehensive review of our BSS markets and opportunities and refined our growth strategy. We plan to focus our efforts in the BSS segment on providing converged BSS solutions, through our Comverse ONE solution and enterprise and cloud billing through our Kenan solution.
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
In addition, CSPs are experiencing significant industry changes and a shifting ecosystem which includes device manufacturers and over-the-top (or OTT) software and content providers. In response to these market trends, CSPs require enhanced BSS system functionality to accommodate their business needs. As a result, BSS is facing increasing complexity of project deployment resulting in extended periods of time required to complete project milestones and receive customer acceptance which are generally required for revenue recognition and receipt of payment. In addition, project complexity impacts our customers’ ability to meet their obligations as part of the delivery process which has at times also resulted in project delivery delays. Furthermore, our customers encounter issues in managing the operations of their BSS systems and tend to rely more heavily on our support services.
To address our customer challenges, we invested significant resources in industrializing our Comverse ONE solutions and during the nine months ended October 31, 2014, launched a new version of Comverse ONE that we believe improves efficiency, shortens deployment periods and reduces project implementation costs in deployments utilizing the new version. In addition, in fiscal 2013, we have established a Managed Services offering designed to allow us to manage Comverse ONE operations, as well as other BSS-related IT functions.
The key elements to our BSS strategy include:

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

•
Expanding in mature markets. We plan to expand our efforts in mature markets primarily through the expansion of our indirect sales channels, including the use of systems integrators and third party point solutions. To address this market, we are making the Comverse ONE product open, modular and extendable while enhancing its enterprise support capabilities; and

•
Evolving Enterprise Billing. We plan to expand our efforts in the enterprise billing software and cloud markets with a combined direct sales force and through third party distribution channels. To address this market, we are enhancing our Kenan software-only solution to support complex global billing requirements, cloud environment, Software-as-a-Service (or SaaS) business model, and an open eco-system.

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
In addition to the CSP market, we intend to focus on the enterprise, eCommerce and subscription base billing market. This market is expected to experience significant growth and we believe it will surpass the size of the more traditional billing market currently targeted by Comverse ONE. We believe that there has been a significant shift in the billing needs of the enterprise and subscription markets. We believe that (i) B2B enterprises require a global complex billing layer and agile software, (ii) business-to-consumer (or B2C) businesses using subscription services require a carrier-grade and complex software support and (iii) customers in a wide array of industries are seeking cloud-based billing solutions. We believe that no other vendor currently can adequately addresses all customer needs as legacy vendors have focused on their closed suites and new SaaS providers have focused on simple recurring billing models. We believe we can compete for business in a large portion of this market by leveraging our Kenan product expertise, large installed base, existing Kenan enterprise customer base and reputation. This market includes our traditional CSP customers as well as media, eCommerce, retail service providers and other digital players who use a subscription-type business model. As part of our strategy, we continue to enhance our Kenan solution by making it available as a cloud-based service (in a SaaS business model).
We believe that enterprise, cloud-based and subscription billing solutions could contribute to our growth in BSS in future periods through the ability to address a broader base of customers that are growing at a rapid pace.
Digital Services
Revenue from Digital Services customer solutions for the three and nine months ended October 31, 2014 decreased compared to the three and nine months ended October 31, 2013. The decrease in revenue from Digital Services customer solutions for both periods was primarily attributable to a lower number and size of acceptances in the three and nine months ended October 31, 2014 compared to the three and nine months ended October 31, 2013.
Digital Services maintenance revenue for the three and nine months ended October 31, 2014 decreased compared to the three and nine months ended October 31, 2013. The decrease for both periods was primarily attributable to the termination of several maintenance agreements and the reduction in maintenance fees charged to certain customers. The fluctuation in revenue was also due to the timing of entering into renewals of maintenance contracts with customers which resulted in an increase in revenue for the three months ended October 31, 2014 compared to the three months ended October 31, 2013, and a reduction in revenue for nine months ended October 31, 2014 compared to the nine months ended October 31, 2013.
We continue to maintain our market leadership in the traditional value added services (or VAS) market by providing solutions to CSPs based on voice and messaging services, such as voicemail, call completion, SMS and MMS. However, CSPs face increasing competition from both Internet players and mobile device manufacturers, using new technologies that may provide alternatives to CSP products and services. For example, the introduction of IP-based applications on wireless devices by OTT providers, allows end users to utilize IP-based services, such as Facebook, Facetime, Google, Whatsapp, Line or Skype, to access, among other things, IP communications free of charge rather than use similar services provided by CSPs.

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
To address these market trends and the needs of our customers, we are implementing our strategy in respect of traditional VAS, IP-based solutions and unified communications. The key elements to our Digital Services strategy include:

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

Managed Services
Through our BSS and Digital Services business units, we continue to emphasize a suite of managed services. In the fiscal year ended January 31, 2014 and the three and nine months ended October 31, 2014, we invested significant resources in solidifying our managed services organization, hired senior leadership and enhanced our processes and methodologies. As a result, we expect that managed services will continue to be an important component of our growth strategy in future periods.
Our managed services’ offering enables us to assume responsibility for the operation and management of our customers' billing and digital services systems. Our managed services suite is designed to provide customers with improved efficiencies relating to the operation and management of their systems, thereby allowing them to focus on their own internal business needs and strengths with reduced management distraction. Managed services provide us with recurring and predictable revenue and are used by us to create and establish long-term relationships with customers as well as cross-sell additional solutions and system enhancements. We believe that the longevity of our customer relationships and the recurring revenue that such relationships generate provide us with stability and a competitive advantage in marketing our solutions to our existing customer base.
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
Change in CSP Capital Expenditure Priorities
During the fiscal year ended January 31, 2014 and the nine months ended October 31, 2014, several large-scale projects that we were pursuing were ultimately canceled or postponed by customers, who prioritized their capital expenditure budgets to the deployment of next generation networks, including LTE, rather than engage in BSS transformations. In addition, the sales cycle for such large scale projects continues to lengthen and the number of large scale projects have decreased due to pressure on CSPs’ capital expenditure spending which in turn is adversely impacting our future revenue growth. We expect this trend to continue in future periods, and accordingly our ability to achieve growth in BSS may be materially adversely affected.
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
Three and Nine Months Ended October 31, 2014 Compared to Three and Nine Months Ended October 31, 2013
Condensed Consolidated Results

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$123,119	$160,416	$(37,297)	(23.3)%	$357,571	$485,987	$(128,416)	(26.4)%
Costs and expenses
Cost of revenue	76,624	95,888	(19,264)	(20.1)%	232,948	290,336	(57,388)	(19.8)%
Research and development, net	15,007	17,536	(2,529)	(14.4)%	45,285	50,476	(5,191)	(10.3)%
Selling, general and administrative	25,534	31,283	(5,749)	(18.4)%	89,228	103,342	(14,114)	(13.7)%
Other operating expenses	8,046	1,005	7,041	700.6%	12,701	7,859	4,842	61.6%
Total costs and expenses	125,211	145,712	(20,501)	(14.1)%	380,162	452,013	(71,851)	(15.9)%
(Loss) income from operations	(2,092)	14,704	(16,796)	N/M	(22,591)	33,974	(56,565)	N/M
Interest income	126	121	5	4.1%	341	436	(95)	(21.8)%
Interest expense	(122)	(211)	89	42.2%	(476)	(565)	89	15.8%
Foreign currency transaction gain (loss), net	7,257	(2,733)	9,990	N/M	6,327	(7,761)	14,088	N/M
Other (expense) income, net	(31)	(65)	34	N/M	(496)	277	(773)	N/M
Income tax (expense) benefit	(4,188)	11,320	(15,508)	N/M	(15,152)	(23,452)	8,300	N/M
Net income (loss)	$950	$23,136	$(22,186)	95.9%	$(32,047)	$2,909	$(34,956)	N/M
Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$1.04	$(1.00)		$(1.44)	$0.13	$(1.57)
Diluted earnings (loss) per share	$0.04	$1.03	$(0.99)		$(1.44)	$0.13	$(1.57)
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
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Revenue from customer solutions was $64.7 million for the three months ended October 31, 2014, a decrease of $33.3 million, or 34.0%, compared to the three months ended October 31, 2013. The decrease was attributable to a decrease of $4.9 million and $28.4 million in customer solutions revenue at the BSS and Digital Services segments, respectively. Revenue recognized using the percentage-of-completion method was $33.2 million and $44.7 million for the three months ended October 31, 2014 and 2013, respectively.
Maintenance revenue was $58.4 million for the three months ended October 31, 2014, a decrease of $4.0 million, or 6.4%, compared to the three months ended October 31, 2013. This decrease was attributable to a decrease of $6.3 million in maintenance revenue at the Digital Services segment partially offset by an increase of $2.3 million at the BSS segment.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Revenue from customer solutions was $184.9 million for the nine months ended October 31, 2014, a decrease of $106.8 million, or 36.6%, compared to the nine months ended October 31, 2013. The decrease was attributable to a decrease of $31.0 million and $75.7 million in customer solutions revenue at the BSS and Digital Services segments, respectively. Revenue recognized using the percentage-of-completion method was $92.3 million and $109.8 million for the nine months ended October 31, 2014 and 2013, respectively.
Maintenance revenue was $172.7 million for the nine months ended October 31, 2014, a decrease of $21.6 million, or 11.1%, compared to the nine months ended October 31, 2013. This decrease was attributable to a decrease of $5.0 million and $16.6 million in maintenance revenue at the BSS and Digital Services segments, respectively.
Revenue by Geographic Region
The presentation of revenue by geographic region is based on the location of customers.
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Revenue in the Americas, Asia-Pacific (APAC) and Europe, Middle East and Africa (EMEA) represented approximately 34%, 24% and 42% of our revenue, respectively, for the three months ended October 31, 2014 compared to approximately 38%, 26% and 36% of our revenue, respectively, for the three months ended October 31, 2013.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 35%, 27% and 38% of our revenue, respectively, for the nine months ended October 31, 2014 compared to approximately 40%, 24%, and 36% of our revenue, respectively, for the nine months ended October 31, 2013.
Foreign Currency Impact on Revenue
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the three months ended October 31, 2014 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 had unfavorably impacted revenue by $2.2 million.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the nine months ended October 31, 2014 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 unfavorably impacted revenue by $3.1 million.
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
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Cost of revenue was $76.6 million for the three months ended October 31, 2014, a decrease of $19.3 million, or 20.1%, compared to the three months ended October 31, 2013. The decrease was attributable to a decrease in costs of $4.8 million, $13.0 million and $1.4 million at the BSS and Digital Services segments and All Other, respectively.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Cost of revenue was $232.9 million for the nine months ended October 31, 2014, a decrease of $57.4 million, or 19.8%, compared to the nine months ended October 31, 2013. The decrease was attributable to a decrease in costs of $30.3 million and $34.5 million, at the BSS and Digital Services segments, respectively, partially offset by an increase of $7.4 million at All Other, respectively.
The change in profit estimate for those projects accounted for under the percentage of completion method where a loss provision was recorded, negatively impacted income from operations by $9.1 million and $6.1 million during the nine months ended October 31, 2014 and 2013, respectively.

Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third party development and programming costs.
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Research and development expenses, net, were $15.0 million for the three months ended October 31, 2014, a decrease of $2.5 million, or 14.4%, compared to the three months ended October 31, 2013. The decrease was attributable to a decline of $3.7 million at the BSS segment, partially offset by an increase of $0.8 million and $0.4 million at the Digital Services segment and All Other, respectively.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Research and development expenses, net, were $45.3 million for the nine months ended October 31, 2014, a decrease of $5.2 million, or 10.3%, compared to the nine months ended October 31, 2013. The decrease was attributable to a decline of $4.8 million and $0.9 million at the BSS and Digital Services segments, respectively, partially offset by an increase of $0.5 million at All Other.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Selling, general and administrative expenses were $25.5 million for the three months ended October 31, 2014, a decrease of $5.7 million, or 18.4%, compared to the three months ended October 31, 2013. The decrease was attributable to a decrease of $0.1 million and $6.1 million at the Digital Services segment and All Other, respectively, partially offset by an increase of $0.5 million at the BSS segment.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Selling, general and administrative expenses were $89.2 million for the nine months ended October 31, 2014, a decrease of $14.1 million, or 13.7%, compared to the nine months ended October 31, 2013. The decrease was attributable to a decrease of $4.9 million, $0.4 million and $8.8 million at the BSS and Digital Services segments, and All Other, respectively.
Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the periods presented consist of restructuring expenses.
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Other operating expenses were $8.0 million for the three months ended October 31, 2014, an increase of $7.0 million, compared to the three months ended October 31, 2013. The increase was attributable to an increase in expenses at All Other.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Other operating expenses were $12.7 million for the nine months ended October 31, 2014, an increase of $4.8 million, compared to the nine months ended October 31, 2013. The increase was attributable to an increase in expenses at All Other.
(Loss) Income from Operations
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Loss from operations was $2.1 million for the three months ended October 31, 2014, a change of $16.8 million, compared to income from operations of $14.7 million for the three months ended October 31, 2013. The change was attributable to a decrease in income from operations of $22.3 million at the Digital Services segment, partially offset by an increase in income from operations of $5.4 million at the BSS segment.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Loss from operations was $22.6 million for the nine months ended October 31, 2014, a change of $56.6 million, compared to income from operations of $34.0 million for the nine months ended October 31, 2013. The change was attributable to a decrease in income from operations of $56.6 million at the Digital Services segment and an increase in loss from operations of $3.9 million at All Other, partially offset by an increase income from operations of $4.0 million at the BSS segment.
Interest Income
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Interest income was $0.1 million for the three months ended October 31, 2014, an increase of 4.1%, compared to the three months ended October 31, 2013.

Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Interest income was $0.3 million for the nine months ended October 31, 2014, a decrease of $0.1 million, or 21.8%, compared to the nine months ended October 31, 2013.
Interest Expense
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Interest expense was $0.1 million for the three months ended October 31, 2014, a decrease of $0.1 million, compared to the three months ended October 31, 2013.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Interest expense was $0.5 million for the nine months ended October 31, 2014, a decrease of $0.1 million compared to the nine months ended October 31, 2013.
Foreign Currency Transaction Gain (Loss), Net
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Foreign currency transaction gain, net, was $7.3 million for the three months ended October 31, 2014, a change of $10.0 million compared to a foreign currency transaction loss, net, of $2.7 million for the three months ended October 31, 2013. The change was attributable to exchange rate volatility, most significantly with respect to the British pound, Israeli shekel, euro, Japanese yen and Brazilian real.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Foreign currency transaction gain, net, was $6.3 million for the nine months ended October 31, 2014, a change of $14.1 million compared to $7.8 million to a foreign currency transaction loss, net, for the nine months ended October 31, 2013. The change was attributable to exchange rate volatility, most significantly with respect to the British pound, Israeli shekel, euro, Japanese yen and Brazilian real.
Other (Expense) Income, Net
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Other expense, net, was $0.5 million for the nine months ended October 31, 2014, a change of $0.8 million compared to Other income, net of $0.3 million for the nine months ended October 31, 2013.
Income Tax (Expense) Benefit
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. We recorded an income tax expense of $4.2 million for the three months ended October 31, 2014, representing an effective tax rate of 81.5%, compared with an income tax benefit of $11.3 million, representing an effective tax rate of (95.8)% for the three months ended October 31, 2013. During the three months ended October 31, 2014 and 2013, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in our effective tax rate for the three months ended October 31, 2014, compared to the three months ended October 31, 2013, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the timing of when that mix of income occurs during the year and because we compute a separate effective tax rate for tax jurisdictions incurring losses.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. We recorded an income tax expense of $15.2 million for the nine months ended October 31, 2014, representing an effective tax rate of (89.7)%, compared with an income tax expense of $23.5 million, representing an effective tax rate of 89.0% for the nine months ended October 31, 2013. During the nine months ended October 31, 2014 and 2013, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in our effective tax rate for the nine months ended October 31, 2014, compared to the nine months ended October 31, 2013, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the timing of when that mix of income occurs during the year and because we compute a separate effective tax rate for tax jurisdictions incurring losses.

Net Income (Loss)
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Net income was $1.0 million for the three months ended October 31, 2014, a decrease of $22.2 million, or 95.9%, compared to the three months ended October 31, 2013, due primarily to the reasons discussed above.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Net loss was $32.0 million for the nine months ended October 31, 2014, a change of $35.0 million, compared to net income for the nine months ended October 31, 2013, due primarily to the reasons discussed above.
Segment Results
BSS

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$68,235	$70,892	$(2,657)	(3.7)%	$185,262	$221,314	$(36,052)	(16.3)%
Costs and expenses:
Cost of revenue	37,460	42,302	(4,842)	(11.4)%	105,593	135,911	(30,318)	(22.3)%
Research and development, net	6,753	10,453	(3,700)	(35.4)%	23,834	28,664	(4,830)	(16.9)%
Selling, general and administrative	6,097	5,624	473	8.4%	16,555	21,438	(4,883)	(22.8)%
Total costs and expenses	50,310	58,379	(8,069)	(13.8)%	145,982	186,013	(40,031)	(21.5)%
Income from operations	$17,925	$12,513	$5,412	43.3%	$39,280	$35,301	$3,979	11.3%
Computation of segment performance:
Segment revenue	$68,235	$70,892	$(2,657)	(3.7)%	$185,262	$221,314	$(36,052)	(16.3)%
Total costs and expenses	$50,310	$58,379	$(8,069)	(13.8)%	$145,982	$186,013	$(40,031)	(21.5)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	698	692	6	0.9%	2,093	2,070	23	1.1%
Compliance-related compensation and other expenses	—	—	—	N/M	—	122	(122)	(100.0)%
Write-off of property and equipment	2	—	2	N/M	2	29	(27)	(93.1)%
Gain on sale of fixed assets	—	(1)	1	(100.0)%	2	—	2	N/M
Segment expense adjustments	700	691	9	1.3%	2,097	2,221	(124)	(5.6)%
Segment expenses	49,610	57,688	(8,078)	(14.0)%	143,885	183,792	(39,907)	(21.7)%
Segment performance	$18,625	$13,204	$5,421	41.1%	$41,377	$37,522	$3,855	10.3%
Revenue
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Revenue from BSS customer solutions was $36.8 million for the three months ended October 31, 2014, a decrease of $4.9 million, or 11.8%, compared to the three months ended October 31, 2013. The decrease in revenue was primarily attributable to a lower number and size of acceptances for the three months ended October 31, 2014.
BSS maintenance revenue was $31.5 million for the three months ended October 31, 2014, an increase of $2.3 million, or 7.8%, compared to the three months ended October 31, 2013. The increase was primarily attributable to an increase in revenue due to the timing of entering into renewals of maintenance contracts with customers.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Revenue from BSS customer solutions was $97.3 million for the nine months ended October 31, 2014, a decrease of $31.0 million, or 24.2%, compared to the nine months ended October 31, 2013. The decrease in revenue was primarily attributable to a lower volume of BSS projects in the current period resulting from lower bookings in the past year and a decrease in collections from certain customers whose revenue is limited to collections.
BSS maintenance revenue was $88.0 million for the nine months ended October 31, 2014, a decrease of $5.0 million, or 5.4%, compared to the nine months ended October 31, 2013. The decrease was primarily attributable to maintenance revenue for the three months ended April 30, 2013 under a large maintenance contract that, as previously disclosed, was cancelled effective during the three months ended April 30, 2013, a decrease in product bookings which resulted in a decrease in related maintenance services and a decrease in collections from certain customers whose revenue is limited to collections.
Revenue by Geographic Region
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 24%, 25% and 51% of BSS's revenue, respectively, for the three months ended October 31, 2014 compared to approximately 21%, 26%, and 53% of BSS's revenue, respectively, for the three months ended October 31, 2013.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 25%, 26% and 49% of BSS's revenue, respectively, for the nine months ended October 31, 2014 compared to approximately 22%, 27% and 51% of BSS's revenue, respectively, for the nine months ended October 31, 2013.
Foreign Currency Impact on Revenue
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Fluctuations in the U.S. dollar relative to foreign currencies in which BSS conducted business for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 had a $1.2 million unfavorable impact on revenue primarily due to transactions denominated in euro and the Brazil real.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Fluctuations in the U.S. dollar relative to foreign currencies in which BSS conducted business for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 had a $1.2 million unfavorable impact on revenue primarily due to transactions denominated in Brazil real, Indian rupee and the Australian dollar.
Cost of Revenue
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Cost of revenue was $37.5 million for the three months ended October 31, 2014, a decrease of $4.8 million, or 11.4%, compared to the three months ended October 31, 2013. The decrease was primarily attributable to a decrease in revenue and a significant reduction in expenses due to the reversal of loss provisions.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Cost of revenue was $105.6 million for the nine months ended October 31, 2014, a decrease of $30.3 million, or 22.3%, compared to the nine months ended October 31, 2013. The decrease was primarily attributable to a decrease in revenue and a significant reduction in expenses due to the reversal of loss provisions.
Research and Development, Net
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Research and development expenses, net, were $6.8 million for three months ended October 31, 2014, a decrease of $3.7 million, or 35.4%, compared to the three months ended October 31, 2013. The decrease was primarily attributable to a decrease of $2.0 million and $0.6 million in personnel related costs and subcontractor costs due to the relocation of certain delivery and research and development activities to low cost centers of excellence and overall reduction in headcount, respectively.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Research and development expenses, net, were $23.8 million for nine months ended October 31, 2014, a decrease of $4.8 million, or 16.9%, compared to the nine months ended October 31, 2013. The decrease was primarily attributable to a decrease of $3.5 million and $2.0 million in personnel-related costs and subcontractor costs due to a relocation of certain delivery and research and development activities to low cost centers of excellence and overall reduction in headcount, respectively, partially offset by a $1.6 million decrease in personnel engaged in assignment to specific revenue generating projects recorded in cost of revenue in lieu of research and development activities for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013.
Selling, General and Administrative
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Selling, general and administrative expenses were $6.1 million for the three months ended October 31, 2014, an increase of $0.5 million, or 8.4%, compared to the three months ended October 31, 2013. The increase was primarily attributable to a $0.9 million increase in agent commissions due to the amount and mix of bookings partially offset by a $0.4 million decrease in personnel related costs primarily due to a decrease in headcount.

Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Selling, general and administrative expenses were $16.6 million for the nine months ended October 31, 2014, a decrease of $4.9 million, or 22.8%, compared to the nine months ended October 31, 2013. The decrease was primarily attributable to a $3.2 decrease in agent commissions due to a reduction and mix in bookings and a $1.3 million decrease in personnel related costs primarily due to a decrease in bonuses and headcount.
Segment Performance
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Segment performance was $18.6 million for the three months ended October 31, 2014 based on segment revenue of $68.2 million, representing a segment performance margin of 27.3% as a percentage of segment revenue. Segment performance was $13.2 million for the three months ended October 31, 2013 based on segment revenue of $70.9 million, representing a segment performance margin of 18.6% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the decrease in cost of revenue and research and development costs.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Segment performance was $41.4 million for the nine months ended October 31, 2014 based on segment revenue of $185.3 million, representing a segment performance margin of 22.3% as a percentage of segment revenue. Segment performance was $37.5 million for the nine months ended October 31, 2013 based on segment revenue of $221.3 million, representing a segment performance margin of 17.0% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to the decrease in total costs and expenses exceeding the decrease in revenue.
Digital Services

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$54,884	$89,524	$(34,640)	(38.7)%	$172,309	$264,673	$(92,364)	(34.9)%
Costs and expenses:
Cost of revenue	33,552	46,540	(12,988)	(27.9)%	107,465	141,918	(34,453)	(24.3)%
Research and development, net	6,990	6,219	771	12.4%	17,649	18,522	(873)	(4.7)%
Selling, general and administrative	1,556	1,663	(107)	(6.4)%	4,910	5,319	(409)	(7.7)%
Total costs and expenses	42,098	54,422	(12,324)	(22.6)%	130,024	165,759	(35,735)	(21.6)%
Income from operations	$12,786	$35,102	$(22,316)	(63.6)%	$42,285	$98,914	$(56,629)	(57.3)%
Computation of segment performance:
Segment revenue	$54,884	$89,524	$(34,640)	(38.7)%	$172,309	$264,673	$(92,364)	(34.9)%
Total costs and expenses	$42,098	$54,422	$(12,324)	(22.6)%	$130,024	$165,759	$(35,735)	(21.6)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	98	—	98	N/M	98	—	98	N/M
Compliance-related compensation and other expenses	—	(39)	39	N/M	1	179	(178)	(99.4)%
Write-off of property and equipment	1	—	1	N/M	3	1	2	200.0%
Gain on sale of fixed assets	—	—	—	N/M	1	(1)	2	(200.0)%
Segment expense adjustments	99	(39)	138	(353.8)%	103	179	(76)	(42.5)%
Segment expenses	41,999	54,461	(12,462)	(22.9)%	129,921	165,580	(35,659)	(21.5)%
Segment performance	$12,885	$35,063	$(22,178)	(63.3)%	$42,388	$99,093	$(56,705)	(57.2)%
Revenue
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Revenue from Digital Services customer solutions was $27.9 million for the three months ended October 31, 2014, a decrease of $28.4 million, or 50.4%, compared to the three months ended October 31, 2013. The decrease in revenue from Digital Services customer solutions was primarily attributable to a lower number and size of acceptances in the three months ended October 31, 2014.

Digital Services maintenance revenue was $26.9 million for the three months ended October 31, 2014, a decrease of $6.3 million, or 18.9%, compared to the three months ended October 31, 2013. The decrease was primarily attributable to the reduction in maintenance fees charged to certain customers and due to the termination of several maintenance agreements partially offset by an increase due to the timing of entering into renewals of maintenance contracts with customers.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Revenue from Digital Services customer solutions was $87.6 million for the nine months ended October 31, 2014, a decrease of $75.7 million, or 46.4%, compared to the nine months ended October 31, 2013. The decrease in revenue from Digital Services customer solutions was primarily attributable to a lower number and size of acceptances in the nine months ended October 31, 2014.
Digital Services maintenance revenue was $84.7 million for the nine months ended October 31, 2014, a decrease of $16.6 million, or 16.4%, compared to the nine months ended October 31, 2013. The decrease was primarily attributable to the termination of several maintenance agreements, the timing of entering into renewals of maintenance contracts with customers and a reduction in maintenance fees charged to certain customers.
Revenue by Geographic Region
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 46%, 23% and 31% of Digital Services revenue, respectively, for the three months ended October 31, 2014 compared to approximately 51%, 27% and 22% of Digital Services revenue, respectively, for the three months ended October 31, 2013.
The increase in revenue as a percentage of total revenue for Digital Services in APAC was primarily attributable to a decrease in revenue in the Americas and EMEA while the APAC region remained relatively constant.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Revenue in the Americas, APAC and EMEA represented approximately 47%, 26% and 27% of Digital Services revenue, respectively, for the nine months ended October 31, 2014 compared to approximately 54%, 22% and 24% of Digital Services revenue, respectively, for the nine months ended October 31, 2013.
The increase in revenue as a percentage of total revenue for Digital Services in APAC was primarily attributable to a decrease in revenue in the Americas and EMEA while the APAC region remained relatively constant.
Foreign Currency Impact on Revenue
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Fluctuations in the U.S. dollar relative to foreign currencies in which Digital Services conducted business for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 unfavorably impacted revenue by $1.0 million primarily due to transactions denominated in euro and the Japanese yen.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Fluctuations in the U.S. dollar relative to foreign currencies in which Digital Services conducted business for the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 unfavorably impacted revenue by $2.0 million primarily due to transactions denominated in Japanese yen.
Cost of Revenue
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Cost of revenue was $33.6 million for the three months ended October 31, 2014, a decrease of $13.0 million, or 27.9%, compared to the three months ended October 31, 2013. The decrease was primarily attributable to a decrease in revenue partially offset with higher expenses resulting in lower margins.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Cost of revenue was $107.5 million for the nine months ended October 31, 2014, a decrease of $34.5 million, or 24.3%, compared to the nine months ended October 31, 2013. The decrease was primarily attributable to a decrease in revenue partially offset with higher expenses resulting in lower margins.
Research and Development, Net
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Research and development expenses, net, were $7.0 million for the three months ended October 31, 2014, an increase of $0.8 million, or 12.4%, compared to the three months ended October 31, 2013. The increase was primarily attributable to an increase of $1.1 million increase in research and development activities in lieu of resources being reassigned to revenue generating projects recorded in cost of revenue.

Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Research and development expenses, net, were $17.6 million for the nine months ended October 31, 2014, a decrease of $0.9 million, or 4.7%, compared to the nine months ended October 31, 2013. The decrease was primarily attributable to a $0.9 million decrease in personnel related costs due to a reduction in headcount as we reduce research and development activities in traditional solutions and shift to advanced offerings.
Selling, General and Administrative
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Selling, general and administrative expenses were $1.6 million for the three months ended October 31, 2014, a decrease of $0.1 million, or 6.4%, compared to the three months ended October 31, 2013. The decrease was primarily attributable to a $0.1 million decrease in subcontractor costs.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Selling, general and administrative expenses were $4.9 million for the nine months ended October 31, 2014, a decrease of $0.4 million, or 7.7%, compared to the nine months ended October 31, 2013. The decrease was primarily attributable to a $0.4 million decrease in bad debt expense due to recoveries in the nine months ended October 31, 2014.
Segment Performance
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Segment performance was $12.9 million for the three months ended October 31, 2014 based on segment revenue of $54.9 million, representing a segment performance margin of 23.5% as a percentage of segment revenue. Segment performance was $35.1 million for the three months ended October 31, 2013 based on segment revenue of $89.5 million, representing a segment performance margin of 39.2% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in revenue partially offset by the decrease in total costs and expenses.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Segment performance was $42.4 million for the nine months ended October 31, 2014 based on segment revenue of $172.3 million, representing a segment performance margin of 24.6% as a percentage of segment revenue. Segment performance was $99.1 million for the nine months ended October 31, 2013 based on segment revenue of $264.7 million, representing a segment performance margin of 37.4% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in revenue partially offset by the decrease in total costs and expenses.

All Other

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Costs and expenses:
Cost of revenue	$5,612	$7,047	$(1,435)	(20.4)%	$19,890	$12,507	$7,383	59.0%
Research and development, net	1,264	863	401	46.5%	3,802	3,292	510	15.5%
Selling, general and administrative	17,881	23,996	(6,115)	(25.5)%	67,763	76,583	(8,820)	(11.5)%
Other operating expenses	8,046	1,005	7,041	N/M	12,701	7,859	4,842	61.6%
Total costs and expenses	32,803	32,911	(108)	(0.3)%	104,156	100,241	3,915	3.9%
Loss from operations	$(32,803)	$(32,911)	$108	0.3%	$(104,156)	$(100,241)	$(3,915)	(3.9)%
Computation of segment performance:
Total costs and expenses	$32,803	$32,911	$(108)	(0.3)%	$104,156	$100,241	$3,915	3.9%
Segment expense adjustments:
Stock-based compensation expense	2,683	2,668	15	0.6%	8,606	8,011	595	7.4%
Compliance-related professional fees	55	744	(689)	(92.6)%	759	1,550	(791)	(51.0)%
Compliance-related compensation and other expenses	—	(5)	5	(100.0)%	(71)	(138)	67	(48.6)%
Strategic related costs	186	—	186	N/M	2,576	—	2,576	N/M
Write-off of property and equipment	1,467	208	1,259	N/M	1,643	221	1,422	N/M
Certain litigation settlements and related costs	41	8	33	N/M	46	(15)	61	(406.7)%
Italian VAT refund recovery recorded within operating expenses	—	—	—	N/M	—	(10,861)	10,861	(100.0)%
Restructuring expenses	6,582	1,005	5,577	554.9%	11,237	7,859	3,378	43.0%
Gain on sale of fixed assets	(4)	(13)	9	(69.2)%	(24)	(31)	7	(22.6)%
Other, net	305	367	(62)	(16.9)%	905	1,224	(319)	(26.1)%
Segment expense adjustments	11,315	4,982	6,333	127.1%	25,677	7,820	17,857	228.4%
Segment expenses	21,488	27,929	(6,441)	(23.1)%	78,479	92,421	(13,942)	(15.1)%
Segment performance	$(21,488)	$(27,929)	$6,441	23.1%	$(78,479)	$(92,421)	$13,942	15.1%
Cost of Revenue
Cost of revenue is primarily attributable to unallocated shared services costs associated with customer projects in the BSS and Digital Services segments. These shared services costs relate to several organizations that provide delivery and support services to both BSS and Digital Services segments and whose costs are not allocated to BSS and Digital Services, such as our centralized call center, business operations, quality assurance infrastructure and management teams. In addition, management views certain costs as corporate expenses such as stock compensation expense and inventory write-offs, which are included in All Other. In the nine months ended October 31, 2013, the Italian VAT refund was also included in All Other.
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Cost of revenue was $5.6 million for the three months ended October 31, 2014, a decrease of $1.4 million or 20.4%, compared to the three months ended October 31, 2013. The decrease was primarily attributable to a $1.0 million decrease in personnel-related costs due to a reduction in headcount.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Cost of revenue was $19.9 million for the nine months ended October 31, 2014, an increase of $7.4 million, or 59.0%, compared to the nine months ended October 31, 2013. The increase was primarily attributable to a VAT refund of $10.9 million in the nine months ended October 31, 2013 partially offset by a $1.3 million decrease in inventory write-offs and due to a decrease of $1.2 million and $0.5 million in personnel-related costs and subcontractor costs due to a reduction in headcount, respectively.

Research and Development, Net
Research and development expenses, net, primarily include expenses incurred by our centralized research and development departments that support the BSS and Digital Services segments.
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Research and development expenses, net, were $1.3 million for the three months ended October 31, 2014, an increase of $0.4 million, or 46.5%, compared to the three months ended October 31, 2013.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Research and development expenses, net, were $3.8 million for the nine months ended October 31, 2014, an increase of $0.5 million, or 15.5%, compared to the nine months ended October 31, 2013.
Selling, General and Administrative
Selling, general and administrative expenses consist of expenses incurred by our global corporate functions in connection with shared services provided to the BSS and Digital Services segments.
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Selling, general and administrative expenses were $17.9 million for the three months ended October 31, 2014, a decrease of $6.1 million, or 25.5%, compared to the three months ended October 31, 2013. The decrease was primarily attributable to a $1.8 million decrease in finance department costs, a $1.8 million decrease in personnel-related costs due to a reduction in headcount and a $1.2 million decrease in commissions due to a reduction in bookings and change in mix.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Selling, general and administrative expenses were $67.8 million for the nine months ended October 31, 2014, a decrease of $8.8 million, or 11.5%, compared to the nine months ended October 31, 2013. The decrease was primarily attributable to a $5.8 million decrease in finance department costs, a $3.8 million decrease in personnel-related costs due to a reduction in headcount and a $2.2 million decrease in commissions due to a reduction in bookings and change in mix, partially offset by an increase of $2.6 million in strategic-related costs.
Other Operating Expenses
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Other operating expenses were $8.0 million for the three months ended October 31, 2014, an increase of $7.0 million, compared to the three months ended October 31, 2013. The increase was attributable to an increase of $5.6 million in restructuring expenses during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. See Note 8 of the condensed consolidated financial statements included in this Quarterly Report. The increase was also attributable a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Other operating expenses were $12.7 million for the nine months ended October 31, 2014, an increase of $4.8 million, compared to the nine months ended October 31, 2013. The increase was attributable to an increase of $3.6 million in restructuring expenses during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. See Note 8 of the condensed consolidated financial statements included in this Quarterly Report. The increase was also attributable a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives.
Segment Performance
Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013. Segment performance was a loss of $21.5 million for the three months ended October 31, 2014, a decrease in loss of $6.4 million, or 23.1%, compared to the three months ended October 31, 2013.
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013. Segment performance was a loss of $78.5 million for the nine months ended October 31, 2014, a decrease in loss of $13.9 million, or 15.1%, compared to the nine months ended October 31, 2013.
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
During the nine months ended October 31, 2014, our principal uses of liquidity were to fund operating expenses, make capital expenditures, repurchase our shares as part of our repurchase program and, to a lesser extent, fund an acquisition.
Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of October 31, 2014, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $219.5 million, compared to approximately $322.7 million as of January 31, 2014.
Restricted Cash
Restricted cash aggregated $44.0 million and $68.2 million as of October 31, 2014 and January 31, 2014, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, funds in escrow to support indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments.
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
Cash Flows
Nine Months Ended October 31, 2014 Compared to Nine Months Ended October 31, 2013

	Nine Months Ended October 31,
	2014	2013
	(In thousands)
Net cash (used in) provided by operating activities	$(65,434)	$(5,387)
Net cash provided by (used in) investing activities	3,778	(36,235)
Net cash (used in) provided by financing activities	(13,983)	25,026
Effects of exchange rates on cash and cash equivalents	(3,479)	(2,139)
Net (decrease) increase in cash and cash equivalents	(79,118)	(18,735)
Cash and cash equivalents, beginning of period	254,580	262,921
Cash and cash equivalents, end of period	$175,462	$244,186

Operating Cash Flows
Net cash used in operating activities from operations was $65.4 million during the nine months ended October 31, 2014, an increase in cash used of $60.0 million, compared to the nine months ended October 31, 2013. This increase in cash used was primarily attributable to an increase in cash used of $51.5 million due to an increase of $14.4 million in accounts receivable due to higher invoicing than collections in the nine months ended October 31, 2014 compared to a decrease of $37.2 million in accounts receivable from improved collections in the nine months ended October 31, 2013.
Investing Cash Flows
Net cash provided by investing activities was $3.8 million during the nine months ended October 31, 2014, a decrease of $40.0 million, compared to cash used of $36.2 million during the nine months ended October 31, 2013.
The change was primarily attributable to restricted cash used of $27.3 million during the nine months ended October 31, 2013, compared to restricted cash provided of $24.1 million during the nine months ended October 31, 2014. This change in restricted cash was mainly due to $25.0 million in bank time deposits placed in escrow by CTI in connection with the closing of the Verint Merger during the nine months ended October 31, 2013, which was released from escrow during the nine months ended October 31, 2014. Additionally, the cash provided by restricted cash during the nine months ended October 31, 2014 includes $4.7 million in return of escrow funds following the sale of Starhome partially offset by cash used in the ordinary course of business for use to settle specified performance guarantees to customers and vendors.
This decrease was partially offset by an increase in cash used of $7.9 million for purchases of property and equipment and $2.7 million for the acquisition of Solaiemes during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013.
Financing Cash Flows
Net cash used in financing activities was $14.0 million during the nine months ended October 31, 2014, a change of $39.0 million, compared to cash provided of $25.0 million during the nine months ended October 31, 2013. The change was primarily attributable to a $25.0 million cash capital contribution from CTI in the nine months ended October 31, 2013 and the increase of $13.1 million in cash used to repurchase common stock under the repurchase program.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents is denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the Brazil real, British pound, and the NIS. For the nine months ended October 31, 2014, the fluctuation in foreign currency exchange rates had an unfavorable impact of $3.5 million on cash and cash equivalents.
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

Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. We received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of approximately $4.5 million. The escrow funds were available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. During the nine months ended October 31, 2014, we received approximately $4.7 million in return of escrow.
Common Stock Repurchase Program
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act which expires on December 15, 2014. Repurchases are made under the program using our own cash resources. During the three and nine months ended October 31, 2014, we repurchased in the open market under this program 452,402 and 595,982 shares of common stock for an aggregate purchase price of approximately $9.7 million and $13.3 million, respectively. The weighted average purchase price per share for the three and nine months ended October 31, 2014 was of $21.46 and $22.29, respectively.
Acquisition of Solaiemes
On August 1, 2014, we acquired Spain-based Solaiemes for approximately $2.7 million and the assumption of $1.3 million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs' digital services. Solutions from Solaiemes complement our Evolved Communication Suite offering and the combined portfolio creates an end-to-end platform for service monetization of IP-based digital services.
Indebtedness
As of October 31, 2014, we had approximately $0.1 million and $1.2 million of short-term and long-term debt, respectively, which we assumed in connection with the acquisition of Solaiemes on August 1, 2014. The debt consists of Spain government sponsored loans extended for research and development projects. The terms of the loans include interest rates which range from zero to 4% with maturity dates between November 30, 2018 and March 31, 2022. The loans are subject to certain acceleration clauses which are not considered probable. There were no outstanding debt amounts as of January 31, 2014.
Comverse Ltd. Lines of Credit
As of January 31, 2014, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $20.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $25.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of October 31, 2014 and January 31, 2014, Comverse Ltd. had utilized $19.4 million and $20.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of January 31, 2014, Comverse Ltd. had an additional line of credit with a bank for $8.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of October 31, 2014 and January 31, 2014, Comverse Ltd. had no outstanding borrowings under the line of credit. As of each of October 31, 2014 and January 31, 2014, Comverse Ltd. had utilized $7.3 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank time deposits” and long-term restricted cash within the consolidated balance sheets as of October 31, 2014 and January 31, 2014.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the nine months ended October 31, 2014 and 2013, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $11.2 million and $7.9 million, respectively, and paid $9.0 million and $7.0 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $2.9 million and $4.6 million are expected to be substantially paid by January 31, 2015 and October 2019, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see "-Overview-Business Trends and Uncertainties" and Note 8 to the condensed consolidated financial statements included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2014 and January 31, 2014, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $30.5 million and $33.4 million as of October 31, 2014 and January 31, 2014, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through November 30, 2015.
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
Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of October 31, 2014 and January 31, 2014, cash and cash equivalents held by our foreign subsidiaries was $88.0 million and $97.2 million, respectively. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

OFF-BALANCE SHEET ARRANGEMENTS
As of October 31, 2014, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2014. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2013 Form 10-K.
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
We have expanded our critical accounting policies for the nine months ended October 31, 2014.
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
We completed our annual review for impairment as of November 1, 2014 which did not result in an impairment.
A step two analysis was only required to be performed for the Digital Services reporting unit. For the annual impairment test the implied fair value of goodwill exceeded its carrying amount by 17%. Revenues and operating income growth assumptions and the risk-adjusted discount rate, which represents the weighted average cost of capital, have the most significant influence on the estimation of the fair value of the Digital Services reporting unit under the income approach, specifically the discounted cash flow method, which uses revenues and operating income growth rate assumptions to estimate cash flows in future periods. Growth rates were based on current levels of backlog, the retention of existing customers, and our ability to generate new order bookings with both existing and new customers. The factors that affect the forecasted results and related revenue and operating income growth assumptions include, but are not limited to: (1) declines in new order bookings with existing and new customers, (2) the achievement of expected cost efficiencies from restructuring actions taken previously, (3) the retention of maintenance contracts with existing customers.  Management used a discount rate of 9.5% to estimate the present value of future cash flows, which is lower than the Company's interim goodwill impairment assessment performed as of April 30, 2014. The reduced discount rate was based upon an analysis of market data from similar companies and a higher proportion of recurring revenues in the forecasted cash flows.  Holding all other assumptions constant, an increase in the discount rate used by approximately 200 basis points would reduce the headroom of the reporting unit’s goodwill such that goodwill would be impaired.
Our forecasts and estimates are based on assumptions that are consistent with the plans and estimates used to manage the business. Changes in these estimates could change the conclusion regarding an impairment of goodwill.
We do not believe that there were any other significant changes in our critical accounting policies during the nine months ended October 31, 2014.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2013 Form 10-K, filed with the SEC on April 16, 2014, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the nine months ended October 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) for the fiscal quarter ended October 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We experienced a decline in product bookings during the fiscal year ended January 31, 2014 compared to the prior fiscal year. If product bookings do not increase, our revenue,   profitability and cash flows will likely be materially adversely affected and we may be required to implement certain measures to preserve or enhance our operating results and cash position.
We experienced a decline in product bookings in the fiscal year ended January 31, 2014, which continued an adverse business trend that began in 2008. Product bookings is expected to decrease in the fiscal year ending January 31, 2015 and may continue to decrease in future periods. If product bookings do not increase, our revenue, profitability and cash flows will likely be materially adversely affected and we may be required to implement further cost reduction measures and other initiatives to preserve and enhance our operating results and cash position. Any such measures may limit or hinder our ability to execute our strategy and achieve our objectives thereby adversely affecting our business. In addition, declines in customer activity may result in reduced revenue in future periods and may require us to record non-cash expenses relating to the impairment of goodwill and intangible assets, which may materially adversely affect our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended October 31, 2014, we purchased an aggregate of 563 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by the Company are deposited in its treasury.
Common Stock Repurchase Program
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act which expires on December 15, 2014. Repurchases are made under the program using our own cash resources. During the three months ended October 31, 2014, we repurchased in the open market under this program 452,402 shares of common stock for an aggregate purchase price of approximately $9.7 million, at a weighted average purchase price of $21.46 per share.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
August 1, 2014 – August 31, 2014	—	$—	—	$26,427,214
September 1, 2014 – September 30, 2014	185,282	22.67	185,282	22,227,341
October 1, 2014 – October 31, 2014	267,683	20.63	267,120	16,716,813
Total	452,965	$21.46	452,402	$16,716,813

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

COMVERSE, INC.

December 10, 2014	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

December 10, 2014	/s/ Thomas B. Sabol
Thomas B. Sabol Senior Vice President, Chief Financial Officer (Principal Financial Officer)