Form 10-K
period 2015-01-31
Comverse, Inc.
filed 2015-04-16
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No

As of July 31, 2014 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was $400,293,754 based on the last reported sale price of the registrant's common stock on such date. For purposes of this calculation, executive officers, directors and greater than 10% beneficial owners of the registrant were assumed to be affiliates. However, such assumption should not be deemed to be a determination that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 21,830,081 shares of the registrant’s common stock outstanding on March 31, 2015.
 _______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed under Regulation 14A within 120 days of the end of the registrant's fiscal year ended January 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.
 _______________________________________________

COMVERSE, INC. AND SUBSIDIARIES
2014 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Annual Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following:

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

•
our reliance on third-party subcontractors for important company functions, including (with respect to our Digital Services business) the anticipated reliance on Tech Mahindra Limited for research and development, project deployment, delivery, maintenance and support services;

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

•	risks of certain of our contractual obligations exposing us to uncapped or other significant liabilities;

•	our dependence upon hiring and retaining highly qualified employees;

•	risks associated with potential labor disruptions;

•	the risk that environmental and other disasters may harm our business;

•	security breaches and other disruptions could compromise our information or those of our outsource partners, expose us to liability and harm our reputation and business;

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

•
risks relating to our significant operations in Israel, including economic, political and/or military conditions in Israel and the Middle East, and uncertainties and restrictions relating to research and development grants, tax benefits;

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
Overview
We are a global provider of cloud-based and in-network services enablement and monetization software solutions for communication service providers (or CSPs) and growing enterprises. We offer a suite of software solutions designed to support users’ connected lifestyles, and help our customers monetize and differentiate their offerings with faster time to value and less complexity. Our product suite is offered through the following domains:

•
Business Support Systems. We provide converged, prepaid and postpaid billing and active customer management systems (or BSS) for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control.

•
Digital Services. Our Digital Services products are designed to help CSPs evolve to become Digital Service Providers and future-proof their offerings by monetizing the digital lifestyle of their subscribers. In addition, we continue to offer traditional Value Added Services (or VAS), including voice and messaging services (including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and video messaging (or MMS), and digital lifestyle services and Internet Protocol (or IP) based rich communication services (including group chat, file transfer, video share, social, presence and geo-location information).

•
Enterprise Monetization Solutions: Our Monetization Realization Platform, enabled by our Kenan technology, is designed to help enterprises (such as CSPs, media companies, e-commerce, and retail organizations) grow their business and more effectively monetize services.

•
Managed and Professional Services. We offer a portfolio of services designed to help our customers improve and streamline operations, identify new revenue opportunities, reduce costs and maximize financial flexibility.

Products
Our software solution suite and related services enhance wireless, wireline and cable networks both for CSPs and enterprises, helping them to effectively monetize their businesses.
For CSPs, our products are designed to help enhance the customer life cycle to improve customer loyalty, lower customer churn and drive higher adoption of new services to increase average revenue per user (or ARPU) levels.
For enterprises, we offer revenue management solutions to the global carrier industry to provide a comprehensive carrier-grade cloud-based monetization management platform for enterprises delivering services for connected consumers in other industries.
Our solutions are available in a variety of delivery models, including on-premises, cloud, hosted, Software as a Service (or SaaS) and managed services. Our portfolio includes the following product categories:
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
Our BSS solutions are designed to (i) lower total cost of ownership and deliver automation in day to day CSP operations, and (ii) help CSPs to cross-sell their other product lines to their existing customer base with the objective of creating higher ARPU customers.
Our BSS solutions enable our customers to: (i) introduce new products quickly, (ii) charge flexibly for a broad range of services or content delivered over their networks, (iii) perform real-time marketing to take advantage of more opportunities for upselling, cross-selling and supporting higher ARPU levels and (iv) automate sales and marketing activities.
BSS solutions include:

•
Comverse ONE Converged Billing & Active Customer Management: Comverse ONE allows CSPs to transition their separate prepaid and postpaid systems to a single system. A single system is intended to provide CSPs with efficiency, and enables them to offer their subscribers hybrid accounts.

•
Comverse ONE Real-Time Billing: This deployment mode provides comprehensive prepaid functionality that includes authorization, rating, charging, balance management, and configurable notifications. These prepaid capabilities work together to provide prepaid revenue and offer management that is designed to reduce financial exposure, increase marketing agility and provide an enhanced personalized subscriber experience.

•
Comverse ONE Online & Converged Charging: This deployment mode connects directly with existing billing systems to extend online charging system capabilities to these environments to protect existing assets while addressing evolving business demands, including bill shock prevention, revenue protection, and personalized marketing.

•
Comverse Kenan Billing: This product is a comprehensive postpaid billing and customer care solution that enables CSPs to effectively monetize existing and new services, shorten time to market for new offers, and efficiently manage revenues. Kenan has a broad installed base that includes wireline, wireless and PayTV CSPs, for both consumer and business to business (or B2B) environments. As a product-based solution, it is designed to assist CSPs to reduce their total cost of ownership.

Policy Solutions
We believe that data traffic is growing rapidly worldwide. Accordingly, CSPs seek to expand their business offerings, move beyond flat rate pricing models, and adopt multiple marketing and monetization tools with the objective of maximizing their revenues. Our Policy solutions are pre-integrated with our BSS solutions with the objective of providing a comprehensive solution for CSPs.
Comverse Policy is designed to support the data opportunity with the following key product components:

•	Comverse Policy Manager: Enables CSPs to manage and monetize their networks, utilizing a range of network-related and subscriber-related information.

•
Comverse Policy Studio: Using Policy Studio, CSP marketing teams can create new policy plans or choose one from a multitude of intuitive segmented plan templates preloaded to the system by us. These templates range from the basic quota and/or bandwidth-based plans to roaming plans and more advanced application-based plans, such as shared family and device plans.

•
Comverse Policy Enforcer: Comverse Policy Enforcer is an enforcement solution that enables CSPs to bring a broad range of business scenarios to market, utilizing any or all of the enforcement criteria, minimizing integration costs between the Policy Manager and multiple silo enforcement criteria.

Digital Services Solutions
CSPs are seeing a decline in usage and pricing pressure for traditional core services, while also experiencing competitive pressure related to digital access. As more and more over-the-top (or OTT) players and new devices emerge, so do new technologies and competitive threats, which exert pressures on the high margin CSPs once realized from data access. We believe that as CSP’s revenues from traditional services decline, providing new digital service offerings addressing the needs of digital lifestyle subscribers is essential for their success and continued profitability.
Our Digital Services portfolio offers cost-effective cloud-enabled solutions, designed to enable CSPs to monetize the digital lifestyle and seize the new business opportunities of future digital services.
Our Digital Services portfolio includes:

•
VAS Comverse Voicemail provides call answering functionality to telecom users, designed to ensure a higher level of call completion and returned calls for wireless and wireline network CSPs, and thereby often generates additional minutes of use. Voicemail is offered by most of the world’s wireless network operators as part of a bundled package of communication services and is offered by wireline network operators on a more limited basis and often for an additional fee.

Comverse Visual Voicemail provides users with a visual inbox user interface for more convenient and appealing message management, including address book integration for “record-and-send” one-to-one and one-to-many voice messaging. Visual Voicemail continues to be launched in a number of networks and its deployment corresponds to the continued proliferation of “smartphones.” Popularized by the iPhone and supported by many smartphones, Visual Voicemail has been launched by many CSPs.
Comverse Short Message Service (or SMS) Center and Messaging Router enable texting that is used for an expanding range of purposes, including person-to-person messaging, televoting, application-to-person messaging such as information and entertainment alerts, and social network-based messaging, such as

Twitter updates. Texting has achieved mass market mobile end user adoption levels, and is currently one of the world’s most popular wireless enhanced services.
Multimedia Messaging Service (MMS) Center enables the sharing and messaging of pictures and video over wireless networks, including person-to-person and application-to-person multimedia messaging. These services have become feasible and more functional with the proliferation of next-generation networks and “smartphones,” thereby making them potentially more attractive to a greater number of subscribers. For example, the growth in mobile camera-phones and video recorder phones has led to an increase in MMS-based picture and video messaging adoption and traffic.
MultiVAS is a virtualized and modular solution that enables the convergence of SMS, MMS and next-generation voice messaging over IP-based fourth generation (or 4G) networks. This solution is designed to offer savings to CSPs, simplify operations and provide the required path to IP-based messaging and rich communication services (or RCS).

•
Evolved Communication Suite (or ECS) is an IP-based digital voicemail and messaging service with multi-device support, delivered on wireless and fixed networks. The multi-device support enables a subscriber with multiple devices, such as smartphone and tablet, to use these digital services from multiple devices. ECS is an RCS that includes IP-based messaging, IP-based chat, IP-based voice and video, and file transfer capabilities over a 4G wireless network. We supply both the infrastructure and the device application (called the RCS Client) for the RCS services. ECS also includes:

◦	an RCS Gateway Solution that connects RCS services to other IP and internet based services. This capability enables a wide range of IP services to be offered through the 4G wireless network;

◦
WebRTC, that enables real time voice, video and messaging communications through the use of an internet web browser without the need to download applications. Comverse WebRTC Solution is targeted at both the enterprise and CSP market domains; and

◦	IP Short Message Gateway for 4G Long Term Evolution (LTE) network that supports messaging on 4G LTE networks as well as provides messaging between 4G and 3G wireless networks.

•
Enterprise IP Communication Solutions is an IP-based enterprise communications solution that provides CSP-hosted, IP-based enterprise services that enable CSPs to deliver Voice over IP (or VoIP) telephony, fixed-mobile converged voice, video and messaging services, and IP Centrex enterprise communications services. These products allow CSPs and enterprises to benefit from IP-based services, and provide a path for enterprises to migrate from their traditional office telephony systems to new IP-based digital communication systems.

Enterprise Monetization Solutions
Our Enterprise and Cloud Billing suite based off of our Kenan platform is a set of revenue and customer management software solutions that are designed to provide our customers with a comprehensive business support system that manages and monetizes their marketing catalog through pre-integrated business process software with core functionality that includes Customer Management, Order Management, Rating, Billing, Reporting, Invoicing, Collections and Application Program Interface (or API) Set.
Our customer base consists of enterprises and CSPs of various sizes located domestically and internationally.
We offer various operational modules designed to allow our customers the ability to manage the software themselves via software only or newly-launched cloud solutions that include delivery through a Hybrid Cloud where some of our applications run on the public cloud and some run on a private cloud to meet certain security or regional requirements. We offer these solutions on premise with our Kenan FX solution and in a hybrid cloud-based solution with our Kenan CX solution. In addition, recently we began offering Kenan AX, which is our public cloud agile SaaS offering to deliver billing as a service delivered over the Web.
We believe that our primary differentiator is our ability to provide complex billing in a scalable and agile manner. This allows enterprises and CSPs to deliver subscription-based offers and usage-based packages alongside real time promotional offers in a single solution. We also have enhanced our solution to allow for easier integration with customers’ existing systems, thus reducing the challenges of implementing new services and reducing costs.
Managed Services
As part of the implementation of our business strategy and our commitment to our customers, we provide CSPs with a suite of managed services that cover our BSS, Digital Services, Policy, and Enterprise & Cloud Billing solutions. Our Managed Services are designed to help CSPs and enterprises efficiently run their business processes centered around our and third party platforms, mitigate business transformation risks, enhance the customer experience and accelerate time to market.
Our Managed Services portfolio includes:

•
Managed Operation: Manage and operate customers' Comverse solutions, including the adjacent ecosystem to allow customers to leverage our expertise to maximize the operational performance and utilization of their Comverse systems and the related business processes;

•
Managed Transformation: In this solution, customers engage us to provide them with Managed Operation for their legacy platforms and processes while Comverse transforms and migrates them to, then operates the new Comverse solutions that replace the customer’s legacy platform; and

•
Software as a Service (or SaaS) Solutions: Offer our applications in a usage-based “all-in” business model, which helps customers to optimize their capital expenditure spend and to focus on their business objectives, while we handle all aspects of the solution offered in a SaaS model.

Professional Services
Our professional services experts expand the scope of managed services to develop and deliver custom applications that help CSPs meet challenges set by competition, customers and users, regulators, internal stakeholders and evolving technology.
Training Services
We provide training services primarily in our facilities and on site at customers' facilities.
Markets
Our products help our CSP and enterprise customers generate and monetize billable traffic, usage, subscription and other service-related fees. Our products are designed to:

•	generate CSP network traffic and revenue;

•	improve CSP ARPU;

•	strengthen end user satisfaction and loyalty by promoting retention and minimizing customer churn;

•	monetize services through timely and accurate rating, charging, mediation and billing;

•	help our customers monetize new market opportunities; and

•	improve operational efficiency to reduce CSP network operating costs.
We market our product and service portfolio primarily to CSPs, such as wireless and wireline network CSPs, cable CSPs, content providers and growing digital enterprises. Our product and service portfolio generates fees for CSPs on a subscription, pay-per-usage or advertising-supported basis.
Our entire portfolio of software, systems and related services has been designed and packaged to meet the capacity, reliability, availability, scalability and maintainability of CSPs and growing enterprises. Our products support flexible deployment models, including on-premises, hosted and cloud solutions, SaaS business models or managed services, and can run on circuit-switched, IP, IMS, and converged network environments. The systems are offered in a variety of sizes and configurations, and are available with redundancy of critical components, so that no single failure will interrupt the service.
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
Sales and Marketing
We market our products throughout the world, primarily through our own direct sales force, and also in cooperation with a number of third parties in specified markets. These third parties include systems integrators, telecommunications infrastructure suppliers and independent sales representatives.
Our sales force is deployed globally. Account management teams are supported by solution experts who collaborate to specify solutions to fit the needs of our current and prospective customers.
We also provide customers with marketing consultations, seminars and materials designed to assist them in marketing enhanced communication services, and further undertake an ongoing role supporting their business and market planning processes. These services are designed to promote the successful launch, execution, and end user adoption of Comverse-enabled applications to stimulate ongoing service provider customer capacity expansion orders.
Customers
We market our products primarily to CSPs, such as wireless and wireline, cable and content CSPs, as well as growing digital enterprises. Our customer base includes more than 450 CSPs and more than 70 digital enterprises in more than 125 countries, including a majority of the 100 largest wireless network CSPs in the world.
For the fiscal years ended January 31, 2014 and 2013, Cellco Partnership (d/b/a as Verizon Wireless) accounted for approximately 18% and 14%, respectively, of our consolidated and combined revenue. No other customer, including system integrators and value-added resellers, individually accounted for 10% or more of our combined revenue for any of the fiscal years ended January 31, 2015, 2014 or 2013.
No customer individually accounted for 10% or more of BSS's revenue for any of the fiscal years ended January 31, 2015, 2014 or 2013.
For the fiscal year ended January 31, 2015, three customers individually accounted for approximately 19%, 11% and 11%, respectively, of Digital Services' revenue. For the fiscal year ended January 31, 2014, two customers individually accounted for approximately 34% and 10%, respectively, of Digital Services' revenue. For the fiscal year ended January 31, 2013, two customers individually accounted for approximately 24% and 15%, respectively, of Digital Services' revenue. No other customer individually accounted for 10% or more of Digital Services' revenue for any of the fiscal years ended January 31, 2015, 2014 or 2013.
Competition
The market for our converged, prepaid and postpaid BSS, Policy, Enterprise & Monetization, and Digital Services solutions is highly competitive, and includes numerous products offering a broad range of features and capacities. Our primary competitors are network providers, suppliers of turnkey systems and software, and indirect competitors that supply certain components to systems integrators. Competitors of our BSS and Policy solutions include Amdocs, CSG Systems, Ericsson, HP, Huawei, NEC, Oracle, Redknee and ZTE. Competitors of our Digital Services solutions include Acision, Alcatel-Lucent, Ericsson, HP, Huawei, Jinny Software, Jibe Mobile, Mavenir, Mitel, Movius, NEC, Nokia Siemens Networks, Openwave, Oracle, Tecnotree, Unisys and ZTE. Competitors of our Enterprise Monetization Solutions include Aria, Fusebill, Monexa, Transverse and Zuora. Some of our competitors are significantly larger and at times may be able to bundle BSS transformations and Digital Services solutions with an overall network deployment project and as a result may put pressure on prices. Certain Asian competitors have cost structures and financing alternatives that allow them in certain locations to also put pressure on prices. In addition, our competitors that manufacture other network telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing, or have previously purchased, other compatible network equipment from such manufacturers. Furthermore, many of our competitors specialize in a subset of our portfolio of products.
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
In the Digital Services market, wireless subscriber preferences have changed in recent years as consumers transitioned from traditional VAS services to alternative IP-based applications with the deployment of smartphones and other devices, such as tablets. This transition has resulted in intensified competition due to the change in our business mix from circuit-switched to IP-based product lines that may provide alternatives to our products and services.  We believe our leading market position in circuit-switched VAS (including voice and messaging), our substantial install base, our strong expertise in IP communications, and our evolution strategy for CSPs that aims to reduce the total cost of ownership of the currently deployed assets and increase revenues through new IP-based services, give us a competitive advantage in providing solutions for the evolution of our customer base to 4G IP networks. We are currently focused on our IP-based digital services offering, primarily ECS, which is designed to deliver digital voice, video and messaging services on different types of devices, both SIM and non-SIM based, and allow CSPs to address the needs of its subscribers’ digital lifestyle.
In the enterprise monetization market, we compete with both software and cloud-based software solution providers, some of which are more established in those markets than we are. We believe that, leveraging our Kenan solution, we are well positioned to address this market and that our differentiation lies in our ability to provide support of business growth and complex billing solutions that enterprises require in a scalable and reliable manner. We believe that competition in the sale of our products is based on a number of factors, the most important of which are: the ability to effectively address changing market needs, product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of telecom networks, IP networks and Operation and Support Systems. We believe that the range of capabilities provided by, and the ease of use of, our systems compare favorably with other products currently marketed. We anticipate that competition will increase, and that a number of our direct and indirect competitors will continue to introduce new or improved systems during the next several years.
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
We expect that in the next few years, as we transition to a software-only solution offering, these manufacturing operations will decrease.
We maintain global management systems assuring compliance with the ISO 9001, 14001, 27001 and OHSAS 18001 standards for our research and development, manufacturing and service domains, as well as for our worldwide offices as applicable.  Additionally, we have achieved eTOM certification for our BSS solutions that are marketed and implemented globally.
Agreement with Tech Mahindra
On April 14, 2015, we entered into a Master Service Agreement (or the MSA) with Tech Mahindra Limited (or Tech Mahindra) pursuant to which Tech Mahindra will perform certain services for our Digital Services business on a global basis. For more information, see “Management Discussion and Analysis of Financial Conditions and Results of Operations-Overview-Master Services Agreement with Tech Mahindra.”
Backlog
As of January 31, 2015 and 2014, we had a backlog of approximately $497 million and $645 million, respectively. Approximately 54% of our backlog as of January 31, 2015 is not expected to be filled in the fiscal year ending January 31, 2016. We define “backlog” as projected revenue from signed orders not yet recognized, excluding revenue from maintenance agreements. Orders constituting backlog may be reduced, cancelled or deferred by customers. Approximately $32.0 million of the decline in backlog was attributable to a reduction in scope of existing orders primarily due to project reductions, cancellations and penalties.
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
Significant research and development activity occurs in the United States and Israel with additional research and development offices in Bulgaria, Canada, France, India and the United Kingdom. Research and development leverages broad industry expertise, which includes computer architecture, telephony, IP, data networking, multi-processing, databases, real time software design and application software design.
A portion of our research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Israel. The cost of such operations is, and will continue to be, affected by the continued availability of financial incentives under such programs. Our research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (or the OCS), under which reimbursement of a portion of our research and development expenditures is made subject to final approval of project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on the ability to transfer technology, know-how and manufacturing of OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay significantly increased royalties or a redemption fee calculated according to the applicable regulations. The difficulties in obtaining the approval of the OCS for the transfer of technology, know-how, manufacturing activities and/or manufacturing rights out of Israel could impair the ability of some of our subsidiaries to outsource manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products. There were no new programs initiated with the OCS during the fiscal year ended January 31, 2015.
Additionally, a portion of our research and development operations benefit from financial incentives provided by government agencies to promote research and development activities performed in Spain. In connection with the acquisition of Solaiemes on August 1, 2014, we assumed Spain government-sponsored loans extended for research and development projects. In addition, the Spanish government has provided research and development grants to Solaiemes prior to its acquisition by us.
Our gross research and development expenses for the fiscal years ended January 31, 2015, 2014 and 2013 were $56.4 million, $67.6 million and $77.0 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2015, 2014 and 2013 were $0.1 million, $0.1 million and $0.5 million, respectively.
Patents and Intellectual Property Rights
Our success depends to a significant degree on the legal protection of our software and other proprietary technology rights. We rely on a combination of patent, trade secret, copyright, and trademark laws and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.
We currently hold several patents, none of which are material to our operations on an individual basis.
Substantial litigation regarding intellectual property rights exists in technology related industries, and our products are increasingly at risk of third party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps. In the event of an infringement claim, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing those products. We have been involved in patent litigations. In the fiscal years ended January 31, 2014 and 2013, in connection with claims asserted, we entered into several settlements.
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

Segment Information
For a presentation of revenue from external customers, income (loss) from operations and certain other financial information by segment for the fiscal years ended January 31, 2015, 2014 and 2013, see note 20 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Domestic and International Sales and Long-Lived Assets
For a presentation of domestic and international sales for the fiscal years ended January 31, 2015, 2014 and 2013 and long-lived assets as of January 31, 2015 and 2014, see note 20 to the consolidated and combined financial statements included in Item 15 of this Annual Report. Our international operations are subject to certain risks. For a description of risks attendant to our foreign operations, see Item 1A, “Risk Factors-Risks Related to International Operations.”
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
Employees
As of January 31, 2015, we employed approximately 2,300 individuals. Approximately 34%, 20% and 46% of our employees are located in Israel, the United States and other regions, including Europe and Asia Pacific (or APAC), respectively.
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

In addition, the Histadrut (General Federation of Labor in Israel) is the representative organization of our employees in Israel.
At this time, we are not a party to any collective bargaining or other agreement with any labor organization in Israel but discussions with the Histadrut have commenced.
Currently, certain provisions of the collective bargaining agreements between the Histadrut and the Coordinating Bureau of Economic Organizations (including the Manufacturers' Association of Israel) are applicable to our Israeli employees by virtue of an expansion order of the Israeli Ministry of Industry, Trade and Labor. Under Israeli law, we are required to maintain employee benefit plans for the benefit of our employees (referred to as the employee benefit plans). Each month, both we and our employees contribute sums to the employee benefit plans. The employee benefit plans provide a combination of savings plan, insurance and severance pay benefits to participating employees. Some of the sums we contribute monthly to the employee benefit plans are used to satisfy in part severance pay to which the employees may be entitled under Israeli law. Under Israeli law, we are obligated to make severance payments to employees of our Israeli subsidiaries on the basis of each individual's current salary and length of employment. Under Israel's Severance Pay Law, employees are entitled to one month's salary for each year of employment or a portion thereof. Israeli employees are required to make, and employers are required to pay and withhold, certain payments to the National Insurance Institute (similar, to some extent, to the United States Social Security Administration), on account of social security and health tax payments, for national health insurance and social security benefits.
In connection with the MSA with Tech Mahindra, up to approximately 570 employees of our company and our subsidiaries may be rehired by Tech Mahindra or its affiliates. However, under the terms of the MSA, where applicable, Tech Mahindra’s provision of services (and any employee rehire) is contingent upon local decisions for our entities to enter into the agreement on a country-by-country basis after the completion of all regulatory and compliance requirements under applicable law.
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
Risk Relating to Our Business
We experienced a decline in product bookings during the fiscal year ended January 31, 2015 compared to the prior fiscal year. If product bookings do not increase, our revenue, profitability and cash flows will likely be materially adversely affected and we may be required to implement certain measures to preserve or enhance our operating results and cash position.
We experienced a decline in product bookings in the fiscal year ended January 31, 2015, which continued an adverse business trend that began in 2008. Although product bookings are expected to increase in the fiscal year ending January 31, 2016 (or fiscal 2015), we cannot assure you that we will achieve our targets and product bookings may continue to decrease in fiscal 2015 and in future periods. If product bookings do not increase, our revenue, profitability and cash flows will likely be materially adversely affected and we may be required to implement further cost reduction measures and other initiatives to preserve and enhance our operating results and cash position. Any such measures may limit or hinder our ability to execute our strategy and achieve our objectives thereby adversely affecting our business. In addition, declines in customer order activity may result in reduced revenue in future periods and may require us to record non-cash expenses relating to the impairment of goodwill and intangible assets, which may materially adversely affect our results of operations.

Our success depends on our ability to anticipate customer demand for new products and solutions and to generate revenue from new products and technologies that exceed any declines in revenue we may experience from the sale of traditional products and solutions. In our Digital Services segment, our advanced offerings may not be widely adopted by our existing and potential customers and increases in sales of our advanced offerings, if any, may not exceed or fully offset potential declines in sales of traditional solutions.
In response to a rapidly evolving Digital Services market, Digital Services is engaged in the promotion of advanced offerings, such as IP messaging, a Service Enablement Middleware, Rich Communication Solutions (RCS), and Software as a Service (SaaS) cloud-based solutions, in addition to Digital Services' traditional solutions, such as voicemail, SMS and MMS. While we believe demand for advanced offerings may grow due to the increasing deployment of smartphones and rollout of 4G/LTE networks by wireless CSPs, the implementation of a new services model poses challenges with respect to pricing and customer demand for and acceptance of new offerings.
It is unclear whether our advanced offerings will be widely adopted by existing and potential customers. Currently, we are unable to predict whether sales of advanced offerings will exceed or fully offset declines that we may experience in the sale of VAS traditional solutions in subsequent fiscal periods. If sales of advanced offerings do not increase or if increases in sales of advanced offerings do not exceed or fully offset any declines in sales of traditional solutions, due to adverse market trends, changes in consumer preferences or otherwise, our revenue, profitability and cash flows would likely be materially adversely affected.
Historically, we have derived a significant portion of our revenue from two major customers, and our revenue, profitability and cash flows could be materially adversely affected if we are unable to maintain or develop relationships with these customers, or if these customers reduce demand for our products.
Historically, we have derived a significant portion of our revenue from a limited number of customers. For the fiscal years ended January 31, 2015, 2014 and 2013, sales to two customers accounted for approximately 15%, 24%, and 23% of our revenue, respectively. We intend to establish long-term relationships with existing customers and continue to expand our customer base. While we diligently seek to become less dependent on any single customer, it is likely that one or more customers will continue to contribute a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, would result in an adverse effect on our revenue and profitability.
Product bookings are difficult to predict as a result of a high percentage of product bookings typically generated late in the fiscal quarter and in the fiscal year, lengthy and variable sales cycles, and a focus on large customers and projects.
A high percentage of our product bookings has typically been generated late in fiscal quarters. In addition, based on historical industry spending patterns of CSPs, we typically forecast our highest customer product booking level in our fourth fiscal quarter. This trend makes it difficult for us to forecast our annual product bookings and to implement effective measures to cover any shortfalls of prior fiscal quarters if product bookings for the fourth fiscal quarter fail to meet our expectations.
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
We derive a substantial portion of our revenue from CSPs. During the weakness in the global economy, many of our customers experienced significant declines in revenue and profitability and some customers were required to reduce excessive debt levels. In response to these challenges, many of our customers have implemented cost-cutting measures, including more closely managing their operating expenses and capital investment budgets. This resulted in reduced demand for our products, services and solutions, longer customer purchasing decisions and pricing pressures that adversely affected our revenue, profitability and cash flow. More specifically, such adverse market conditions have had and could continue to have a negative impact on our business by reducing the number of contracts we are able to sign with new customers and the size of initial spending commitments, as well as decreasing the level of discretionary spending under contracts with existing customers. In addition, a slowdown in buying decisions of CSPs may affect our business by increasing the risks of credit or business failures of suppliers, customers or distributors, by customer requirements for extended payment terms, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share. In response to these events we, similar to other companies, engaged in significant cost savings measures.
During the fiscal year ended January 31, 2015, the global economy continued to experience a modest recovery but was still subject to significant volatility and uncertainty. If the global economy continues to experience volatility and uncertainty or market conditions worsen, our existing and potential customers will likely reduce their spending, which, in turn, would reduce the demand for our products and services, and materially affect our business, including our revenue, profitability and cash flows. In addition, we would likely be required to again undertake significant cost-saving measures, which measures may negatively impact our ability to implement our strategies and obtain our objectives, particularly if we are not able to invest in our businesses as a result of a protracted economic downturn.
Conditions in the telecommunications industry have harmed and may continue to harm our business, including our revenue, profitability and cash flows.
We have experienced certain adverse conditions in the telecommunications industry, including the emergence of new, lower-cost competitors from emerging markets, continued pressure on both capital expenditure and operating budgets at CSPs due to reduced ARPU, the proliferation of alternative messaging applications and new over-the-top competitors to CSPs, the maturation of wireless services, the commoditization of some voice and SMS text message services, the increased dependence for growth on emerging markets with a lower average revenue per user, customer consolidation and changes in the regulatory environment at times. These conditions have had, and could continue to have, a material adverse effect on our business, including our revenue, profitability and cash flows.
Restructuring initiatives to align operating costs and expenses with anticipated revenue could have an adverse impact on our product development, project deployment and the timely execution of our business strategy.
In recent years we have implemented certain initiatives to improve our cash position. In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives which we believe will enhance efficiency and result in significant reductions in costs and operating expenses, including realigning our cost structure to our current size and business environment by primarily reducing our selling, general and administrative expenses. We intend to continue to implement restructuring initiatives during the fiscal year ending January 31, 2016. While restructuring our operations is designed to improve operational efficiency and business performance, there is a risk that such restructuring could have an adverse impact on our product development, project deployment and the timely execution of our business strategy. In addition, there is no assurance that these initiatives will reduce costs and the costs to implement them may offset any savings for a period of time.
We have engaged third parties to perform portions of our business operations, including research and development, project deployment, delivery, maintenance and support functions, and expect to use third parties for additional business operations which may limit our control over these business operations and exposes us to additional risk as a result of our reliance on third-party providers.
We use third-party subcontractors, also referred to as third-party providers, primarily for certain research and development, project deployment, delivery, maintenance and support, and general and administrative functions, primarily in India, Israel, China and the United States. As of January 31, 2015, we used approximately 650 independent subcontractors for such functions. In addition, we recently entered into an agreement with another third party, Tech Mahindra Limited, pursuant to which up to approximately 570 of our employees may be rehired by Tech Mahindra, subject to certain terms and conditions, and Tech Mahindra will perform certain services for our Digital Services business on a global basis.

We use third-party providers to help provide flexibility to our cost structure as well as provide expertise in certain areas where the hiring of some skills in certain geographies may be difficult to obtain. While we utilize a number of companies to supply subcontractors and other services we do rely on a few for a large portion of these functions. In addition, we expect to be dependent on Tech Mahindra for the provision of services related to our Digital Services business. To the extent that we do not properly manage or supervise our third-party providers or where we cannot find an adequate number of qualified third-party providers, we may experience delays and quality issues and ultimately cost overruns and losses on projects. In addition, any disputes or other interruptions in our relationships with such third-party providers may have a material adverse effect on our business.
Furthermore, as we rely on third-party providers for more of our business operations we are not able to directly control these activities. Our third-party providers may not prioritize our business over that of their other customers and they may not meet our desired level of quality, performance, service, cost reductions or other metrics. Failure to meet key performance indicators may result in our being in default with our customers. In addition, we may rely on our third-party providers to secure materials from our suppliers with whom our third-party providers may not have existing relationships and we may be required to continue to manage these relationships even after we engage third-party providers to perform certain business operations.
As we engage third-party providers for business operations we become dependent on the IT systems of our third-party providers, including to transmit demand and purchase orders to suppliers, which can result in a delay in order placement. In addition, in an effort to reduce costs and limit their liabilities our third-party providers may not have robust systems or make commitments in as timely a manner as we require.
In some cases the actions of our third-party providers may result in our being found to be in violation of laws or regulations like import or export regulations. As many of our third-party providers operate outside of the U.S., our activity through third-party providers exposes us to information security vulnerabilities and increases our global risks. In addition, we are exposed to the financial viability of our third-party providers. Once a business activity is transitioned to a third-party provider we may be contractually prohibited from or may not practically be able to bring such activity back within our company or move it to another third-party provider. The actions of our third-party providers could result in reputational damage to us and could negatively impact our financial results.
Our success depends on our ability to implement strategies for achieving growth by enhancing our existing products and developing and marketing new products in response to rapidly changing technology in our industries.
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
Our competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of our competitors have, relative to us, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. We also experience competition from significantly larger network providers who at times may be able to bundle BSS transformations and Digital services solutions with an overall network deployment project and as a result may put pressure on prices. Certain Asian competitors have cost structures and financing alternatives that allow them in certain locations to also put pressure on prices. In addition, our competitors that manufacture other network telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing, or have previously purchased, other compatible network equipment from such manufacturers. Furthermore, due to competition and market trends we expect to provide an increased portion of our solutions as SaaS, which is expected to create further pricing pressures. In addition, some of our customers may in the future decide to develop their own solutions internally instead of purchasing them from us. Increased competition could force us to lower our prices or take other actions to differentiate our products.
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
Security breaches and other disruptions could compromise our information or those of our third-party providers, expose us to liability and harm our reputation and business.
In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business providers, and personally identifiable information of our customers and employees. Further, we are dependent, in certain instances, upon our third-party providers and other third parties to adequately protect our sensitive data. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems or those of our third-party providers or other third parties and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Any such compromise of our data security and access or those of our third-party providers or other third parties with whom we may do business, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities any of which could adversely affect our business.
In addition, because we engage third-party providers for certain business operations, we are dependent on our third-party providers to protect certain of our sensitive data. Due to these relationships, the “attack surface” for us to protect against unauthorized access to such data is often extended to our third-party business providers and other third parties, and we may be dependent upon their cyber security capabilities as well as their willingness to exchange threat and response information with us.
Although we have historically experienced actual or attempted breaches of our computer systems and none of these breaches has had a material effect on our business, operations or reputation, there can be no assurance such will be the case in the future.
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
Use of free or open source software could expose our products to unintended consequences, including causing code that we develop to become publicly available, which could materially adversely affect our business.
Some of our products contain free or open source software, referred to collectively as “open source software,” and we anticipate we will make additional use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify and distribute the software without cost, provided that the licensee abides by certain licensing requirements. For example, some open source software license agreements permit the licensee to distribute a derivative work (e.g., a combination of the open source software with other software), but only if the user makes the source code for the entire derivative works available to recipients of the derivative work. If the Company was required to make any of its proprietary source code available under an open source license, the Company’s customers, system integrators and others could have the right to maintain, modify and/or use such code without payment of any license, maintenance or other fees. In recent periods, we have taken steps to mitigate this risk; however, products delivered in the past are subject to greater exposure to open source licensing issues. Furthermore, the developers of open source software generally provide no warranties on such software, which exposes us to greater risk than if we had incorporated third-party commercial software into our products instead of open source software.
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
We face certain risks associated with potential labor disruptions.
Our employees based in certain countries, including Israel, France, Germany, Italy and Brazil, are represented by a representative organization and works councils, as applicable (referred to collectively as unions).
On April 14, 2015, we entered into the MSA with Tech Mahindra pursuant to which Tech Mahindra will perform certain services for our Digital Services business on a global basis. In connection with the transaction, up to approximately 570 employees of our company and our subsidiaries may be rehired by Tech Mahindra or its affiliates. However, under the terms of the MSA, where applicable, Tech Mahindra’s provision of such services (and any employee rehire) is contingent upon local decisions for our entities to enter into the agreement on a country-by-country basis after the completion of all regulatory and compliance requirements under applicable law.
In connection with this process and other matters, we are conducting discussions with the unions. If negotiations of collective bargaining agreements or other discussions with the unions are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns or work stoppages or the possibility of such actions could delay or affect the transition process or otherwise have an adverse effect on our business. We could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms.
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
Geopolitical, economic and military conditions could directly affect our operations or those of our third-party providers. Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities, military actions or political unrest in countries in which we third-party providers operate and the nationalization of privately-owned telecommunications companies, may cause disruptions to our business. To the extent that geopolitical and military conditions result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, including revenue, profitability and cash flows, would likely be materially adversely affected. In addition, if these events result in restrictions on travel or unsafe travel conditions, our ability to service our existing clients and secure new business from potential new clients would likely be adversely affected.
Sanctions by the U.S. government against certain companies and individuals in Russia and Ukraine may hinder our ability to conduct business with potential or existing customers and vendors in these countries.
We currently derive a portion (less than 10% in fiscal 2014) of our revenue from Russia and Ukraine and conduct operations in both countries.  Recently, the U.S. government imposed sanctions through several executive orders restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers in Russia and Ukraine, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them.  If we are unable to conduct business with new or existing customers or pursue opportunities in Russia or Ukraine, our business, including revenue, profitability and cash flows, could be materially adversely affected.  In addition, we continue to monitor the impact of the executive orders on our relationships with vendors.  If we are unable to conduct business with certain vendors, our operations in Russia and the Ukraine could be materially adversely affected.
We derive a significant portion of our total revenue from customers outside the United States and have significant international operations, which subject us to risks inherent with foreign operations.
For the fiscal years ended January 31, 2015, 2014 and 2013, we derived approximately 81%, 73%, and 78% respectively, of our total revenue from customers outside of the United States. We maintain significant international operations in Israel, France, the United Kingdom, Bulgaria, India and elsewhere throughout the world, including with respect to business functions that we may engage third parties to operate. Approximately 80% of our employees and approximately 69% of our facilities were located outside the United States as of January 31, 2015. Conducting business internationally exposes us to particular risks inherent in doing business in international markets, including, but not limited to:

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

•
A substantial portion of our international sales is denominated in U.S. dollars. Accordingly, devaluation in the local currencies of our customers relative to the U.S. dollar may impair the purchasing power of our customers and could cause customers to decrease or cancel orders or default on payment, which could harm our results of operations; and

•
We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer dollars.

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
We have significant operations in Israel, including research and development, manufacturing, sales, and support. Approximately 34% of our employees and approximately 35% of our facilities were located in Israel as of January 31, 2015. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past did, and in the future may, lead to security and economic problems for Israel. Israel has faced, and continues to face, difficult relations with the Palestinians and the risk of terrorist violence from both Palestinians and Hezbollah. In addition, tensions between Israel and Iran have intensified over Iran's continued pursuit of nuclear capabilities. Furthermore, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, continue to experience political unrest and instability marked by civil war, military actions and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect our business or operations. In addition, many of our employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our operations. Hostilities involving Israel that also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.
Certain research and development tax benefits we receive in Israel may be reduced or eliminated in the future, and grants received may limit our ability to transfer know-how and manufacturing outside Israel.
We receive certain grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (or the OCS) for the financing of a portion of our research and development expenditures in Israel. The OCS grants limit, to a certain extent, our ability to transfer certain technology, know-how and manufacturing of products outside Israel if such technology, know-how or products were developed using these grants. These limitations may impair our ability to outsource research and development, and manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products.
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
As a new reporting company under the Securities and Exchange Act of 1934 (or the Exchange Act), we are subject to certain provisions of the Sarbanes-Oxley Act of 2002, which may result in higher compliance costs and may adversely affect our financial results. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures, financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires companies subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of their internal control over financial reporting. We are required to provide our Section 404 evaluation with this annual report on Form 10-K for the fiscal year ended January 31, 2015. The failure to comply with Section 404 may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our common stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition, the trading price of our common stock and our ability to access capital markets, if necessary), prevent us from otherwise complying with the standards applicable to us as an independent, publicly-traded company and subject us to adverse regulatory consequences.
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

We agreed to indemnify a subsidiary of Verint Systems Inc. (or Verint) as successor to CTI and its affiliates following the merger of CTI with and into a subsidiary of Verint (referred to as the Verint Merger) after the Verint Merger against certain claims or losses that may arise in connection with the Verint Merger and the Share Distribution.
Under the Distribution Agreement we and CTI entered into in connection with the Share Distribution, we have agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of our indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that were known by CTI but not included on the net worth statement delivered by CTI at the closing of the Verint Merger. Our uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to our business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of ours (including but not limited to the Israeli optionholder suits discussed in note 24 to the consolidated and combined financial statements included in Item 15 of this Annual Report; any failure by us to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of our company; claims related to the Starhome Disposition (as defined in Note 24 to the consolidated and combined financial statements included in Item 15 of this Annual Report); certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution.
Future changes in stock ownership could limit our use of net operating loss carryforwards.
As of January 31, 2015, we had net operating loss carryforwards of approximately $451.0 million available to offset future federal taxable income. Similarly, we had net operating loss carryforwards to offset state taxable income in varying amounts. As a result of changes in stock ownership that may take place in the future, there may be limitations on our ability to use net operating loss carryforwards. Limitations on our ability to use net operating loss carryforwards to offset future taxable income could reduce the benefit of our net operating loss carryforwards by requiring us, as applicable, to pay federal and state income taxes earlier than otherwise would be required, and causing part of our net operating loss carryforwards to expire without having been fully utilized. These various limitations resulting from an ownership change could have a material adverse effect on our cash flow and results of operations. We cannot predict the extent to which our net operating loss carryforwards will be limited or the ultimate impact of other limitations that may be caused by future changes in stock ownership, which will depend on various factors.
We may have significant liabilities for taxes of the CTI consolidated group for periods ended on or before the Share Distribution date, and may have an indemnity obligation to CTI for any tax on the Share Distribution.
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
We lease office space and manufacturing and storage facilities for our operations worldwide. We also have leases for our various sales offices worldwide. The following table presents, as of January 31, 2015, the country location and size (expressed in square feet) of the facilities leased by us:

Total
Israel	197,659
United States	172,019
India	44,900
Bulgaria	35,090
France	27,954
United Kingdom	11,433
Japan	9,964
Italy	9,684
Singapore	9,623
Australia	5,942
Spain	5,594
Germany	5,285
Russia	4,089
Malaysia	3,929
Other	17,779
Total (1)	560,944
(1) All of our other facilities are used by BSS, Digital Services and All Other.
For the fiscal year ended January 31, 2015, the aggregate base annual rent for the facilities under lease, net of sub-lease income, was approximately $8.6 million, and such leases may be subject to various pass-throughs and escalation adjustments. For more detailed information about our leases, see note 23 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
In connection with the 2012 restructuring initiative, certain office space, including offices in New York, New York, have been vacated or consolidated upon expiration of leases.
In May 2012, we entered into an agreement for the lease of a facility in Ra'anana, Israel to replace our then-existing office space in Tel Aviv, Israel. The lease includes an option to exit up to 30% of our leased space in the building subject to a penalty. During the fiscal year ended January 31, 2014, we exercised this option and returned 27% of the building and recognized a termination penalty of $1.7 million during such fiscal year. The term of the lease is for ten years, which commenced in December 2014. In addition, we have the right to extend the term of the lease by up to five years. The annual base rent under the agreement, after partial return of office space, for approximately 218,912 square feet is $4.5 million. The Ra'anana, Israel facility is used by BSS and Digital Services and other operations included in All Other.
In connection with the 2014 restructuring plan, we have ceased use of an additional 21% of the remaining leased space in Ra'anana, Israel. We recorded restructuring expense for facilities-related costs of $2.0 million and a write-off of $1.5 million in property and equipment during the fiscal year ended January 31, 2015.
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
The mediation process ended without success. According to the parties’ consent to submit summations in the motion to certify the claims as a class action, including the certification of the class of plaintiffs, the court held the following dates for submission of summations: Summations on behalf of the plaintiffs were submitted on August 31, 2014; Summations on behalf of the defendants were submitted on November 20, 2014; and summations of response by the plaintiffs were submitted on December 30, 2014. On February 9, 2015, the Judge presiding over the case recused herself. On March 30, 2015, the plaintiffs filed a motion to the Court seeking to have the case assigned to a new presiding Judge and the parties are awaiting a decision.
Separately, on July 13, 2012, plaintiffs filed a motion seeking an order that CTI hold back $150 million in assets as a reserve to satisfy any potential damage awards that may be awarded in this case, but did not seek to enjoin the Share Distribution. On July 25, 2012, the court decided that it will not rule on the motion until after it rules on plaintiffs' motion to certify a class of plaintiffs. On August 16, 2012, plaintiffs filed a motion for leave to appeal the court's decision to the Israeli Supreme Court (or Appeal) and on November 11, 2012, CTI responded to plaintiff's motion.
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
An additional case has been filed by an individual plaintiff in the Tel Aviv District Court similarly seeking to recover damages up to an aggregate of $3.3 million allegedly incurred as a result of the inability to exercise certain stock options. The case generally alleges the same causes of actions alleged in the potential class action discussed above. The parties conducted a mediation process that ended without success. On June 26, 2014 the Court ordered the plaintiff to notify it why not to transfer the claim to the Labor Court. On July 10, 2014, the plaintiff filed a notice to court according to which the subject-matter jurisdiction is reserved to the District Court. The Court did not accept the plaintiff's argument and has assigned the case to the Labor Court. A preliminary hearing at the Labor court is scheduled for July 8, 2015.
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
Listing on the NASDAQ Global Market
The following table sets forth the high and low intra-day sales prices of our common stock, as reported by NASDAQ for the period of February 1, 2013 through January 31, 2015:

Fiscal Year	Fiscal Quarter	Low	High
2014	11/1/2014 –1/31/2015	$16.99	$22.19
	8/1/2014 –10/31/2014	$19.95	$26.47
	5/1/2014 –7/31/2014	$22.00	$27.16
	2/1/2014 –4/30/2014	$24.34	$36.12
2013	11/1/2013 –1/31/2014	$30.58	$40.30
	8/1/2013 –10/31/2013	$29.41	$32.34
	5/1/2013 –7/31/2013	$26.56	$32.37
	2/1/2013 –4/30/2013	$25.08	$29.50
As of March 31, 2015, the last practicable date, the last reported sale price of our common stock was $19.70 per share and there were approximately 3,159 holders of record of our common stock. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners.
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
Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
In the fourth quarter of the fiscal year ended January 31, 2015, we purchased an aggregate of 3,621 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by us are deposited in our treasury. These purchases were not made pursuant to a specific repurchase plan or program.
Common Stock Repurchase Program
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. Repurchases were made under the program using our own cash resources. During the three months ended January 31, 2015, we repurchased in the open market under this program 92,660 shares of common stock for an aggregate purchase price of approximately $1.9 million and a weighted average purchase price of $19.98 per share.

The following table provides information regarding our purchases of our common stock in respect of each month during the fourth quarter of the fiscal year ended January 31, 2015 during which purchases occurred:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
November 1, 2014 – November 30, 2014	48,160	$20.94	48,160	$15,708,454
December 1, 2014 – December 31, 2014	48,121	18.95	44,500	14,865,329
January 1, 2015 – January 31, 2015	—	—	—	14,865,329
Total	96,281	$19.94	92,660	$14,865,329

Stock Performance Graph
The graph depicted below shows a comparison from October 24, 2012 (the date our common stock commenced trading on the NASDAQ Global Market) through January 31, 2015 of the cumulative total return for our common stock, the Russell 3000 Index and the S&P Communications Equipment Index, assuming a hypothetical investment of $100 in our common stock and in each index on October 24, 2012 and the reinvestment of any dividends. The performance shown is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated and combined financial data as of and for the fiscal years ended January 31, 2015, 2014, 2013, 2012 and 2011. The selected consolidated and combined financial data as of January 31, 2015 and 2014 and for the fiscal years ended January 31, 2015, 2014 and 2013 were derived from the consolidated and combined financial statements included in Item 15 of this Annual Report. The selected combined financial data as of January 31, 2013, 2012 and 2011 and for the fiscal years ended January 31, 2012 and 2011 were derived from audited combined financial statements that are not included in this Annual Report.
Our historical financial statements combine, on the basis of common control, the results of operations and financial position of Comverse, Inc. and its subsidiaries with Starhome and Exalink Ltd. CTI's interest in Starhome (66.5% of the outstanding share capital) and a former CTI wholly-owned subsidiary, Exalink Ltd. were contributed to us on September 19, 2012 and October 31, 2012, respectively. As a result of the Starhome Disposition on October 19, 2012, the results of operations of Starhome, including the gain on sale of Starhome, are included in discontinued operations, less applicable income taxes, as a separate component of net (loss) income in our consolidated and combined statements of operations for fiscal years ended January 31, 2013, 2012 and 2011 and the assets and liabilities of Starhome are included as separate components in our combined balance sheets as of January 31, 2012 and 2011. See note 1 to the consolidated and combined financial statements included in Item 15 of this Annual Report. Our financial information reflects historical results and may not be indicative of our future performance.
The comparability of the selected consolidated and combined financial data as of and for the fiscal years ended January 31, 2015, 2014, 2013, 2012 and 2011 has been materially affected primarily by significant compliance-related professional fees and compliance-related compensation and other expenses recorded for the fiscal years ended January 2012 and 2011 in connection with remediation of material weaknesses, evaluations of our revenue recognition practices and the preparation of our financial information as part of CTI's efforts to become current in periodic reporting obligations under the federal securities laws, the impairment of goodwill in the fiscal years ended January 31, 2013 and our adoption of accounting guidance relating to revenue recognition effective for fiscal periods commencing February 1, 2011. The selected consolidated and combined financial data presented should be read together with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and the related notes included in Item 15 of this Annual Report.

	Fiscal Years Ended January 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue (1)	$477,305	$652,501	$677,763	$771,157	$862,836
(Loss) income from operations(2)(3)(4)(5)	(15,836)	37,699	(2,192)	11,442	(59,776)
Net (loss) income from continuing operations(6)	(22,139)	18,686	(20,294)	(20,648)	(92,741)
Income from discontinued operations, net of tax	—	—	26,452	7,761	2,826
Net (loss) income	(22,139)	18,686	6,248	(12,887)	(89,915)
Less: Net income attributable to noncontrolling interest	—	—	(1,167)	(2,574)	(1,030)
Net (loss) income attributable to Comverse, Inc.	(22,139)	18,686	5,081	(15,461)	(90,945)
(Loss) earnings per share attributable to Comverse, Inc.’s stockholders:(7)
Basic (loss) earnings per share
Continuing operations	$(1.00)	$0.84	$(0.93)	$(0.94)	$(4.23)
Discontinued operations	—	—	1.16	0.23	0.08
Basic (loss) earnings per share	$(1.00)	$0.84	$0.23	$(0.71)	$(4.15)
Diluted (loss) earnings per share
Continuing operations	$(1.00)	$0.83	$(0.93)	$(0.94)	$(4.23)
Discontinued operations	—	—	1.16	0.23	0.08
Diluted (loss) earnings per share	$(1.00)	$0.83	$0.23	$(0.71)	$(4.15)

	As of January 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Total assets(8)(9)	$606,352	$748,837	$857,790	$902,947	$1,048,446
Indebtedness, including current maturities(10)	1,130	—	—	8,536	13,019

(1)
Total revenue for the fiscal year ended January 31, 2012 includes an additional $48.9 million of revenue recognized as a result of the adoption of revenue recognition guidance issued by the Financial Accounting Standards Board (or the FASB) and effective for us for fiscal periods commencing February 1, 2011.

(2)
For the fiscal years ended January 31, 2015, 2014, 2013, 2012 and 2011, we recorded compliance-related professional fees of $1.0 million, $2.1 million, $0.2 million, $10.9 million and $82.1 million, respectively.

(3)	For the fiscal years ended January 31, 2013, 2012 and 2011, we recorded compliance-related compensation and other expenses of $2.1 million, $6.7 million and $4.5 million, respectively.

(4)	Includes a $10.9 million VAT refund received in the fiscal year ended January 31, 2014.

(5)	Includes a Comverse Mobile Internet (or Comverse MI) goodwill impairment charge of approximately $5.6 million during the fiscal year ended January 31, 2013.
(6) Includes uncertain tax position net reversals of $85.1 million and $16.5 million in the fiscal years ended January 31, 2015 and 2014, respectively.

(7)
The computation of basic and diluted (loss) earnings per share for fiscal years ended January 31, 2012 and 2011 is calculated using the number of shares of our common stock outstanding on October 31, 2012, the completion date of the Share Distribution.

(8)	Excludes the balance sheet of Starhome as of January 31, 2015, 2014 and 2013 which was sold on October 19, 2012.

(9)	We have not declared any dividends during the fiscal years presented.

(10) Includes borrowings outstanding under (i) a line of credit of $6.0 million as of January 31, 2011, (ii) notes payable to CTI of $8.5 million and $7.0 million as of January 31, 2012 and 2011, respectively, and (iii) in connection with the acquisition of Solaiemes, $1.1 million in government sponsored loans for research and development projects as of January 31, 2015.

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
EXECUTIVE SUMMARY
Overview
We are a global provider of cloud-based and in-network services enablement and monetization software solutions for communication service providers (or CSPs) and growing enterprises. We offer a suite of software solutions designed to support users’ connected lifestyles, and help our customers monetize and differentiate their offerings with faster time to value and less complexity. Our product suite is offered through the following domains:

•
Business Support Systems. We provide converged, prepaid and postpaid billing and active customer management systems (or BSS) for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control.

•
Digital Services. Our Digital Services products are designed to help CSPs evolve to become Digital Service Providers and future-proof their offerings by monetizing the digital lifestyle of their subscribers. In addition, we continue to offer traditional VAS solutions, including voice and messaging services (including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and video messaging (or MMS), and digital lifestyle services and Internet Protocol (or IP) based rich communication services (including group chat, file transfer, video share, social, presence and geo-location information).

•
Enterprise Monetization Solutions: Our Monetization Realization Platform, enabled by our Kenan technology, is designed to help enterprises (such as CSPs, media companies, e-commerce, and retail organizations) grow their business and more effectively monetize services.

•
Managed and Professional Services. We offer a portfolio of services designed to help our customers improve and streamline operations, identify new revenue opportunities, reduce costs and maximize financial flexibility.

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
Significant Events
During the fiscal year ended January 31, 2015 and subsequent thereto, the following additional significant events occurred:
Master Services Agreement with Tech Mahindra. On April 14, 2015, we entered into a Master Service Agreement (or the MSA) with Tech Mahindra Limited (or Tech Mahindra) pursuant to which Tech Mahindra will perform certain services for our Digital Services business on a global basis. The services include research and development, project deployment and delivery, and maintenance and support for customers of our Digital Service business. In connection with the transaction, up to 570 employees of our company and our subsidiaries may be rehired by Tech Mahindra or its affiliates. However, under the terms of the MSA, where applicable, Tech Mahindra’s provision of such services (and any employee rehire) is contingent upon local decisions for our entities to enter into the agreement on a country-by-country basis after the completion of all regulatory and compliance requirements under applicable law.
Under the MSA, we are required to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The services under the MSA will start on June 1, 2015. We expect to realize gross savings in excess of $70 million over the term of the MSA.
We have the right to terminate the MSA for convenience subject to the payment of certain termination fees. We may terminate the MSA upon certain material breaches, certain material performance failures or violations of applicable law by Tech Mahindra without termination fees. Tech Mahindra may terminate the MSA upon certain material breaches by us, including the failure to pay undisputed amounts. Upon any termination or expiration, Tech Mahindra will provide reverse transition services to transition the services being provided by Tech Mahindra pursuant to the MSA back to us or our designee.
Common Stock Repurchase Program. As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. Repurchases were made under the program using our own cash resources. During the three months and fiscal year ended January 31, 2015, we repurchased in the open market under this program 92,660 and 688,642 shares of common stock for an aggregate purchase price of approximately $1.9 million and $15.1 million, respectively. The weighted average purchase price per share for the three months and fiscal year ended January, 31, 2015 was $19.98 and $21.98, respectively.
Acquisition of Solaiemes. On August 1, 2014, we acquired 100% of the outstanding equity of Spain-based Solaiemes, S.L. (or Solaiemes) for approximately $2.7 million and the assumption of $1.4 million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs’ digital services. Solutions from Solaiemes complement the Company's Evolved Communication Suite offering and the combined portfolio creates an end-to-end platform for service monetization of IP-based digital services. Solaiemes has been integrated into our Digital Services segment. For more information, see note 16 to our consolidated and combined financial statements included in Item 15 of this Annual Report.
Merger of CTI and Verint. On August 12, 2012, CTI entered into an agreement and plan of merger (referred to as the Verint Merger Agreement) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (referred to as the Verint Merger). The Verint Merger was completed on February 4, 2013. We agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (referred to as Escrow Release Date), less any claims made on or prior to such date, to be released to us. On August 6, 2014, the escrow was released in accordance with its terms and we received the escrow amount of approximately $25.0 million. See note 3 to our consolidated and combined financial statements included in Item 15 of this Annual Report.
Agreement with Becker Drapkin. On March 12, 2014, we entered into an agreement (or the Agreement) with Matthew Drapkin, Becker Drapkin Management, L.P., and certain of their affiliates (or, collectively, the BD Group).
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
Consolidated and Combined Financial Highlights
The following table presents certain financial highlights for the fiscal years ended January 31, 2015, 2014 and 2013, including Comverse performance and Comverse performance margin (reflecting Comverse performance as a percentage of revenue), non-GAAP financial measures, for our company on a consolidated and combined basis:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(Dollars in thousands)
Total revenue	$477,305	$652,501	677,763
Gross margin	35.3%	38.3%	36.3%
(Loss) income from operations	(15,836)	37,699	(2,192)
Operating margin	(3.3)%	5.8%	(0.3)%
Net (loss) income from continuing operations	(22,139)	18,686	(20,294)
Income from discontinued operations, net of tax	—	—	26,542
Net (loss) income	(22,139)	18,686	6,248
Less: Net income attributable to noncontrolling interest	—	—	(1,167)
Net (loss) income attributable to Comverse, Inc.	(22,139)	18,686	5,081
Net cash (used in) provided by operating activities - continuing operations	(69,595)	6,621	28,190
Non-GAAP Financial Measures	—
Comverse performance	$20,082	$56,649	$35,415
Comverse performance margin	4.2%	8.7%	5.2%

Reconciliation of (Loss) Income from Operations to Comverse Performance
We provide Comverse performance, a non-GAAP financial measure, as additional information for our operating results. This measure is not in accordance with, or an alternative for, GAAP financial measures and may be different from, or not comparable to similarly titled or other non-GAAP financial measures used by other companies. We believe that the presentation of this non-GAAP financial measure provides useful information to investors regarding certain additional financial and business trends relating to our results of operations as viewed by management in monitoring our businesses, reviewing our financial results and for planning purposes.
The following table provides a reconciliation of (loss) income from operations to Comverse performance for the fiscal years ended January 31, 2015, 2014, and 2013:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(Dollars in thousands)
(Loss) income from operations	$(15,836)	$37,699	$(2,192)
Expense Adjustments:
Stock-based compensation expense	11,368	10,208	7,517
Amortization of intangible assets	2,984	2,765	14,124
Compliance-related professional fees	1,024	2,144	245
Compliance-related compensation and other expenses	(70)	199	2,098
Spin-off professional fees	—	—	933
Italian VAT recovery recorded within operating expense	—	(10,861)	—
Strategic related costs	2,576	—	—
Impairment of goodwill	—	—	5,605
Write-off of property and equipment	1,970	482	404
Certain litigation settlements and related costs	87	(16)	(660)
Restructuring expenses	14,869	10,783	5,905
Gain on sale of fixed assets	(31)	(41)	(185)
Other	1,141	3,287	1,621
Total expense adjustments	35,918	18,950	37,607
Comverse performance	$20,082	$56,649	$35,415

Operating margin	(3.3)%	5.8%	(0.3)%
Total expense adjustments margin	7.5%	2.9%	5.5%
Comverse performance margin	4.2%	8.7%	5.2%
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
Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) Italian VAT recovery recorded within operating expense; (vi) strategic related costs (vii) impairment of goodwill; (viii) write-off of property and equipment; (ix) certain litigation settlements and related costs; (x) restructuring expenses; and (xi) certain other gains and expenses. Compliance-related professional fees relate to fees and expenses recorded in connection with our efforts to remediate material weaknesses in internal control over financial reporting. Strategic related costs include business strategy evaluation and mergers and acquisition efforts.

Segment Financial Highlights
The following table presents, for the fiscal years ended January 31, 2015, 2014 and 2013, segment revenue, gross margin, (loss) income from operations, operating margin, segment performance and segment performance margin (reflecting segment performance as a percentage of segment revenue) for each of our reportable segments and All Other:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(Dollars in thousands)
SEGMENT RESULTS
BSS
Segment revenue	$250,733	$299,561	$295,803
Gross margin	41.5%	37.0%	33.3%
Income from operations	50,511	44,636	18,675
Operating margin	20.1%	14.9%	6.3%
Segment performance	53,410	47,557	39,283
Segment performance margin	21.3%	15.9%	13.3%
Digital Services
Segment revenue	$226,572	$352,940	$378,918
Gross margin	38.4%	44.7%	45.4%
Income from operations	56,015	127,008	130,890
Operating margin	24.7%	36.0%	34.5%
Segment performance	56,213	127,224	133,053
Segment performance margin	24.8%	36.0%	35.1%
All Other
Segment revenue	$—	$—	$3,042
Loss from operations	(122,362)	(133,945)	(151,757)
Segment performance	(89,541)	(118,132)	(136,921)
For a discussion of the results of our segments, see “—Results of Operations,” and note 20 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
Business Trends and Uncertainties
For the fiscal year ended January 31, 2015, we had a loss from operations compared to income from operations in the fiscal year ended January 31, 2014. The change was primarily a result of decreases in revenue, which were partially offset by a decrease in costs and operating expenses. Comverse performance for the fiscal year ended January 31, 2015 decreased compared to the fiscal year ended January 31, 2014. For more information, see “-Results of Operations-Fiscal year Ended January 31, 2015 Compared to Fiscal Year Ended January 31, 2014- Consolidated and Combined Results.”
The decreases in revenue were attributable to decreases in revenue from customer solutions and maintenance revenue in our BSS & Digital Services segments. For a discussion of the reasons for the changes in revenue at our BSS and Digital Services segments, see “-BSS,” “-Digital Services,” “-Results of Operations-Fiscal year Ended January 31, 2015 Compared to Fiscal Year Ended January 31, 2014- Segment Results-BSS” and “-Results of Operations- Fiscal year Ended January 31, 2015 Compared to Fiscal Year Ended January 31, 2014-Segment Results-Digital Services.” .”
Product bookings and total customer orders (consisting of product bookings and maintenance revenue) decreased in the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. The decrease is primarily attributable to strong activity by certain large Digital Services customers in North America and by a large BSS customer in EMEA in fiscal 2013 and the cancellation or delays of orders by BSS customers experiencing financial difficulties. Overall total customer order activity continues to be affected by the decline in product bookings in Digital Services’ traditional solutions, such as voicemail, SMS and MMS and the deferral of significant capital investments involved in deploying our BSS solutions by customers who prioritize their capital expenditures to the deployment of next generation networks, including LTE.

During the fiscal year ended January 31, 2015, our cash and cash equivalents and restricted cash decreased primarily due to negative operating cash flows, repurchase of common stock in the open market, capital expenditures and payments made in connection with restructuring activities.
As previously disclosed, on February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against us by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, was to be released to us. On August 6, 2014, the escrow was released in accordance with its terms and we received the escrow amount of approximately $25.0 million.
Our costs, operating expenses and disbursements decreased during the fiscal year ended January 31, 2015 primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows. As part of our efforts to reduce costs and expenses, improve our cash position and achieve long-term improved operating performance and positive operating cash flows, we continued to implement the following initiatives during the fiscal year ended January 31, 2015:

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
The restructuring plan (as expanded) includes a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. In relation to this restructuring plan, we recorded severance-related and facilities-related costs of $12.6 million and $2.4 million, respectively, for the fiscal year ended January 31, 2015. During the fiscal year ended January 31, 2015, we paid severance and facilities-related costs of $10.1 million and $0.4 million, respectively. The remaining severance-related and facilities-related costs accrued under the plan are expected to be paid by July, 2015 and December, 2024, respectively.
Our principal business activities are reported through the BSS and Digital Services segments. In connection with each of these segments, we offer a portfolio of services primarily related to our solutions (referred to as managed services). For more information, see “-Managed Services.”
BSS
In the fiscal year ended January 31, 2015, BSS product bookings decreased compared to the fiscal year ended January 31, 2014. We believe that the decrease in BSS product bookings was primarily attributable to (i) the deferral of significant capital investments involved in deploying our BSS solutions and upgrading existing prepaid or postpaid systems to our converged BSS solution, by customers who prioritized their capital expenditures to the deployment of next generation networks, including LTE, (ii) the loss of projects to significantly larger competitors who bundled the BSS transformation with an overall network deployment project and (iii) adverse economic conditions in certain regions, including EMEA and APAC (primarily India).
Revenue from BSS customer solutions for the fiscal year ended January 31, 2015 decreased compared to the fiscal year ended January 31, 2014. The decrease in revenue from BSS customer solutions was primarily attributable to a lower volume of BSS projects in the current period resulting from lower bookings in the past year and a decrease in collections from certain customers whose revenue is limited to collections. Revenue from BSS customer solutions continued to be adversely affected by lower volume of BSS projects in the current fiscal periods resulting from reduced product bookings in recent years.
BSS maintenance revenue for the fiscal year ended January 31, 2015 decreased compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to maintenance revenue for the three months ended April 30, 2013 under a large maintenance contract that, as previously disclosed, was cancelled effective during the three months ended April 30, 2013, a decrease in product bookings which resulted in a decrease in related maintenance services and a decrease in collections from certain customers whose revenue is limited to collections.
As noted above, we conducted a comprehensive review of our BSS markets and opportunities and refined our growth strategy. We plan to focus our efforts in the BSS segment on providing prepaid, postpaid and converged BSS solutions, through our Comverse ONE and Kenan solutions, and enterprise and cloud billing through our Kenan solution.
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
To address our customer challenges, we invested significant resources in industrializing our Comverse ONE solutions and during the fiscal year ended January 31, 2015, launched a new version of Comverse ONE that we believe improves efficiency, shortens deployment periods and reduces project implementation costs in deployments utilizing the new version. In addition, in fiscal 2013, we have established a Managed Services offering designed to allow us to manage Comverse ONE operations, as well as other BSS-related IT functions.
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
In addition to the CSP market, we intend to focus on the enterprise, eCommerce and subscription based billing market. This market is expected to experience significant growth and we believe it will surpass the size of the more traditional billing market currently targeted by Comverse ONE. We believe that there has been a significant shift in the billing needs of the enterprise and subscription markets. We believe that (i) B2B enterprises require a global complex billing layer and agile software, (ii) business-to-consumer (or B2C) businesses using subscription services require a carrier-grade and complex software support and (iii) customers in a wide array of industries are seeking cloud-based billing solutions. We believe that no other vendor currently can adequately address all customer needs as legacy vendors have focused on their closed suites and new SaaS providers have focused on simple recurring billing models. We believe we can compete for business in a large portion of this market by leveraging our Kenan product expertise, large installed base, existing Kenan enterprise customer base and reputation. This market includes our traditional CSP customers as well as media, eCommerce, retail service providers and other digital players who use a subscription-type business model. As part of our strategy, we continue to enhance our Kenan solution by making it available as a cloud-based service (in a SaaS business model).
We believe that enterprise, cloud-based and subscription billing solutions could contribute to our growth in BSS in future periods through the ability to address a broader base of customers that are growing at a rapid pace.
Digital Services
Digital Services product bookings for the fiscal year ended January 31, 2015 decreased compared to the fiscal year ended January 31, 2014. This decrease is attributable to strong activity by certain large Digital Services customers in North America in fiscal 2013 and continued decline in customer demand for traditional solutions, such as voicemail, SMS and MMS
Revenue from Digital Services customer solutions for the fiscal year ended January 31, 2015 decreased compared to the fiscal year ended January 31, 2014 primarily attributable to a lower number and size of acceptances resulting from lower bookings in the past year.
Digital Services maintenance revenue for the fiscal year ended January 31, 2015 decreased primarily due to the termination of several maintenance agreements, the timing of entering into renewals of maintenance contracts with customers and a reduction in maintenance fees charged to certain customers.
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
At the same time, the growth in global wireless subscriptions, and high growth wireless segments, such as data services and Internet browsing are pushing CSPs to evolve to 4G/LTE IP-based network technologies, supporting the demand for several of our products. In addition, a key need for CSPs is to increase their relevance in the digital lifestyle of their subscribers. We believe that leveraging our IP-based solutions, CSPs will be able to launch and offer applications and services that service subscribers’ digital lifestyle and that will create new revenue streams to CSPs.
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

•
Leveraging existing customer base. We continue to maintain our existing VAS customer base by enhancing our existing products and services and offering new products and services that facilitate total cost reduction of CSPs system operations and allow CSPs to launch new services;

•
Gain market share through virtualization and cloud-based offering. We are currently pursuing aggressively new opportunities with new and existing customers by offering virtualized and cloud-based solutions which are designed to simplify CSPs’ current systems, improve efficiencies and reduce total cost of ownership; and

•
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

Managed Services
Through our BSS and Digital Services business units, we continue to emphasize a suite of managed services. In the fiscal year ended January 31, 2015, we continued to invest significant resources in solidifying our managed services organization and enhanced our processes and methodologies. As a result, we expect that managed services will continue to be an important component of our growth strategy in future periods.
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
Our current initiatives in respect of managed services include:

•
Leading with Managed Services. As part of strategy, we are currently leading engagements with our managed services offering with the objective of providing value to our customers by increasing their efficiency and system utilization and reducing their operating costs; and

•
Leveraging our existing customer base. We are currently approaching our existing customer base and offering our managed services, primarily to Tier 2, 3 and 4 CSPs and are seeking alliances with system integrators in respect of Tier 1 CSPs.

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
Change in CSP Capital Expenditure Priorities
During the fiscal year ended January 31, 2015, several large-scale projects that we were pursuing were ultimately postponed by customers, who prioritized their capital expenditure budgets to the deployment of next generation networks, including LTE, rather than engage in BSS transformations. In addition, the sales cycle for such large scale projects continues to lengthen and the number of large scale projects has decreased due to pressure on CSPs’ capital expenditure spending which in turn is adversely impacting our future revenue growth. We expect this trend to continue in future periods, and accordingly our ability to achieve growth in BSS may be materially adversely affected.
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
Share Distribution
In connection with the Share Distribution, we entered into the Distribution Agreement with CTI pursuant to which, among other things, we agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. To the extent that we are required to make payments to satisfy these indemnification obligations, our liquidity could be impacted. For additional information, see Note 3 to our condensed consolidated financial statements included in this Annual Report.
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

Fiscal Year Ended January 31, 2015 Compared to Fiscal Year Ended January 31, 2014
Consolidated and Combined Results

	Fiscal Years Ended January 31,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$477,305	$652,501	$(175,196)	(26.8)%
Costs and expenses
Cost of revenue	308,642	402,476	(93,834)	(23.3)%
Research and development, net	56,334	67,512	(11,178)	(16.6)%
Selling, general and administrative	111,832	134,031	(22,199)	(16.6)%
Other operating expenses	16,333	10,783	5,550	51.5%
Total costs and expenses	493,141	614,802	(121,661)	(19.8)%
(Loss) income from operations	(15,836)	37,699	(53,535)	N/M
Interest income	480	614	(134)	(21.8)%
Interest expense	(641)	(847)	206	(24.3)%
Foreign currency transaction loss	4,659	(10,290)	14,949	(145.3)%
Other income, net	(517)	699	(1,216)	(174.0)%
Income tax expense	(10,284)	(9,189)	(1,095)	11.9%
Net (loss) income	(22,139)	18,686	(40,825)	N/M
(Loss) earnings per share:
Basic (loss) earnings per share	$(1.00)	$0.84	$(1.84)
Diluted (loss) earnings per share	$(1.00)	$0.83	$(1.83)
Total Revenue
Management analyzes our revenue by: (i) revenue generated from customer solutions, and (ii) maintenance revenue for each segment. Revenue generated from customer solutions consists primarily of the licensing of our customer solutions, hardware and related professional services and training. Professional services primarily include installation, customization and consulting services. Certain revenue arrangements that require significant customization of a product to meet the particular requirements of a customer are recognized under the percentage-of-completion method. The vast majority of the percentage-of-completion method arrangements are fixed-fee contracts. Maintenance revenue consists of post-contract customer support (or PCS), including technical software support services, unspecified software updates or upgrades to customers on a when-and-if-available basis.
Revenue from customer solutions was $249.7 million for the fiscal year ended January 31, 2015, a decrease of $139.6 million, or 35.9%, compared to the fiscal year ended January 31, 2014. The decrease was attributable to a decline of $100.7 million and $38.9 million in customer solutions revenue in the Digital Services and BSS segments, respectively. Revenue recognized using the percentage-of-completion method was $130.4 million and $146.2 million for the fiscal years ended January 31, 2015 and 2014, respectively.
Maintenance revenue was $227.6 million for the fiscal year ended January 31, 2015, a decrease of $35.6 million, or 13.5%, compared to the fiscal year ended January 31, 2014. This decrease was primarily attributable to declines of $25.7 million and $9.9 million in maintenance revenue in the Digital Services and BSS segments, respectively.
Revenue by Geographic Region
Revenue in the Americas, APAC and EMEA represented approximately 34%, 24% and 42% of our revenue, respectively, for the fiscal year ended January 31, 2015 compared to approximately 40%, 25% and 35% of our revenue, respectively, for the fiscal year ended January 31, 2014.
Foreign Currency Impact on Revenue
Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the fiscal year ended January 31, 2015 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro, Japanese yen, Brazilian real and British pound. For the fiscal year ended January 31, 2015, fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business unfavorably impacted revenue by $9.2 million compared to the fiscal year ended January 31, 2014, primarily due to a $4.4 million and $2.5 million unfavorable impact of the euro and Japanese yen, respectively.
Foreign Currency Impact on Costs
A significant portion of our expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of our expenses in Israel. In order to mitigate this risk we enter into foreign currency forward contracts to hedge foreign currency exchange rate fluctuations.
For the fiscal year ended January 31, 2015, fluctuations in the U.S. dollar relative to all foreign currencies in which we conducted business favorably impacted costs by $3.1 million compared to the fiscal year ended January 31, 2014, primarily due to a favorable impact of the Japanese yen and Russian ruble.
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
Cost of revenue was $308.6 million for the fiscal year ended January 31, 2015, a decrease of $93.8 million, or 23.3%, compared to the fiscal year ended January 31, 2014. The decrease was attributable to declines in costs of $55.7 million and $42.0 million in the Digital Services and BSS segments, respectively, partially offset by an increase of $3.8 million at All Other.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third party development and programming costs.
Research and development expenses, net, were $56.3 million for the fiscal year ended January 31, 2015, a decrease of $11.2 million, or 16.6%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to a decline of $11.5 million and $0.6 million in the BSS segment and All Other, respectively, partially offset by an increase of $0.8 million at Digital Services.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Selling, general and administrative expenses were $111.8 million for the fiscal year ended January 31, 2015, a decrease of $22.2 million, or 16.6%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to declines of $20.4 million, $1.3 million and $0.5 million at All Other and in the BSS and Digital Services segment, respectively.
Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the fiscal periods presented primarily consist of restructuring expenses and impairment of goodwill.
Other operating expenses were $16.3 million for the fiscal year ended January 31, 2015, an increase of $5.6 million or 51.5%, compared to the fiscal year ended January 31, 2014. The increase was attributable to an increase in restructuring expense at All Other.
(Loss) Income from Operations
Loss from operations was $15.8 million for the fiscal year ended January 31, 2015, a change of $53.5 million compared to income from operations of $37.7 million for the fiscal year ended January 31, 2014. The decrease was primarily attributable to a decrease in income from operations of $71.0 million in the Digital Services segment, partially offset by an increase in income from operations of $5.9 million in the BSS segment and a decrease in loss from operations of $11.6 million at All Other.

Interest Income
Interest income was $0.5 million for the fiscal year ended January 31, 2015, a decrease of $0.1 million, or 21.8%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to a decrease in cash.
Interest Expense
Interest expense was $0.6 million for the fiscal year ended January 31, 2015, a decrease of $0.2 million, or 24.3%, compared to the fiscal year ended January 31, 2014.
Income Tax Expense
Income tax expense from continuing operations was $10.3 million for the fiscal year ended January 31, 2015, representing an effective tax rate of (86.7)%, compared to income tax expense from continuing operations of $9.2 million, representing an effective tax rate of 33.0% for the fiscal year ended January 31, 2014. The effective tax rate was lower than the U.S federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction and because we did not record an income tax benefit on losses in certain jurisdictions in which we maintain valuation allowances against certain of our U.S. and foreign net deferred tax assets. The income tax expense from continuing operations for the period is comprised primarily of income tax expense recorded in non-loss jurisdictions, withholding taxes, and certain tax contingencies recorded in the fiscal years ended January 31, 2015 and 2014. We recorded a reduction of income tax expense of $2.0 million during the fiscal year ended January 31, 2015, primarily due to the expiration of statutes of limitations in various jurisdictions and an audit settlement in Israel. We recorded a reduction in our uncertain tax provision liability and a net reduction of income tax expense of $16.5 million during the fiscal year ended January 31, 2014, primarily due to the expiration of statutes of limitations in various jurisdictions. Of the $16.5 million net reduction of income tax, approximately $3.6 million was a correction of an error recorded in the 2005 to 2012 fiscal years. For additional information, see note 19 of the consolidated and combined financial statements included in Item 15 of this Annual Report.
Net (Loss) Income
Net loss was $22.1 million for the fiscal year ended January 31, 2015, a change of $40.8 million compared to net income of $18.7 million for the fiscal year ended January 31, 2014 due primarily to the reasons discussed above.

Segment Results
BSS

	Fiscal Years Ended January 31,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$250,733	$299,561	$(48,828)	(16.3)%
Costs and expenses:
Cost of revenue	146,670	188,644	(41,974)	(22.3)%
Research and development, net	28,329	39,779	(11,450)	(28.8)%
Selling, general and administrative	25,223	26,502	(1,279)	(4.8)%
Total costs and expenses	200,222	254,925	(54,703)	(21.5)%
Income from operations	$50,511	$44,636	$5,875	13.2%
Computation of segment performance:
Segment revenue	$250,733	$299,561	$(48,828)	(16.3)%
Total costs and expenses	$200,222	$254,925	$(54,703)	(21.5)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	2,791	2,765	26	0.9%
Compliance-related compensation and other expenses	—	122	(122)	(100.0)%
Write-off of property and equipment	45	28	17	N/M
Gain on sale of fixed assets	63	—	63	N/M
Other	—	6	(6)	(100.0)%
Segment expense adjustments	2,899	2,921	(22)	(0.8)%
Segment expenses	197,323	252,004	(54,681)	(21.7)%
Segment performance	$53,410	$47,557	$5,853	12.3%
Revenue
Revenue from BSS customer solutions was $132.6 million for the fiscal year ended January 31, 2015, a decrease of $38.9 million, or 22.7%, compared to the fiscal year ended January 31, 2014. The decrease in revenue from BSS customer solutions was primarily attributable to a lower volume of BSS projects in the current period resulting from lower bookings in the past year and a decrease in collections from certain customers whose revenue is limited to collections.
BSS maintenance revenue was $118.1 million for the fiscal year ended January 31, 2015, a decrease of $9.9 million or 7.8%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to maintenance revenue for the three months ended April 30, 2013 under a large maintenance contract that, as previously disclosed, was cancelled effective during the three months ended April 30, 2013, a decrease in product bookings which resulted in a decrease in related maintenance services and a decrease in collections from certain customers whose revenue is limited to collections.
Revenue by Geographic Region
Revenue in the Americas, APAC, and EMEA represented approximately 24%, 26% and 50% of BSS's revenue, respectively, for the fiscal year ended January 31, 2015 compared to approximately 24%, 27% and 49% of BSS's revenue, respectively, for the fiscal year ended January 31, 2014. The revenue percentages per geographic region remained relatively unchanged for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014.
Foreign Currency Impact on Revenue
For the fiscal year ended January 31, 2015, fluctuations in the U.S. dollar relative to foreign currencies in which BSS conducted business compared to the fiscal year ended January 31, 2014 unfavorably impacted revenue by $5.5 million, primarily due to a $3.5 million and 1.2 million unfavorable impact of the euro and Brazilian real, respectively.

Cost of Revenue
Cost of revenue was $146.7 million for the fiscal year ended January 31, 2015, a decrease of $42.0 million, or 22.3%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to a decrease in revenue and a reduction in expenses due to the reversal of loss provisions during the fiscal year ended January 31, 2014, which did not reoccur during the fiscal year ended January 31, 2015.
Research and Development, Net
Research and development expenses, net, were $28.3 million for the fiscal year ended January 31, 2015, a decrease of $11.5 million, or 28.8%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to a decrease of $8.0 million and $2.9 million in personnel-related costs and subcontractor costs due to a relocation of certain delivery and research and development activities to low cost centers of excellence and overall reduction in headcount, respectively, partially offset by a $1.7 million decrease in personnel engaged in assignment to specific revenue generating projects recorded in cost of revenue in lieu of research and development activities in the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014.
Selling, General and Administrative
Selling, general and administrative expenses were $25.2 million for the fiscal year ended January 31, 2015, a decrease of $1.3 million, or 4.8%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to a $3.2 decrease in agent and employee commissions due to a reduction and mix in bookings partially offset by an increase in personnel-related costs and subcontractor fees of $1.0 million and $0.5 million, respectively, due to the re-allocation of personnel from shared service costs within All Other to BSS.
Segment Performance
Segment performance was $53.4 million for the fiscal year ended January 31, 2015 based on segment revenue of $250.7 million, representing a segment performance margin of 21.3% as a percentage of segment revenue. Segment performance was $47.6 million for the fiscal year ended January 31, 2014 based on segment revenue of $299.6 million, representing a segment performance margin of 15.9% as a percentage of segment revenue. The increase in segment performance margin was primarily attributable to reduced cost in excess of decreasing revenue.
Digital Services

	Fiscal Years Ended January 31,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$226,572	$352,940	$(126,368)	(35.8)%
Costs and expenses:
Cost of revenue	139,513	195,219	(55,706)	(28.5)%
Research and development, net	24,153	23,306	847	3.6%
Selling, general and administrative	6,891	7,407	(516)	(7.0)%
Total costs and expenses	170,557	225,932	(55,375)	(24.5)%
Income from operations	$56,015	$127,008	$(70,993)	(55.9)%
Computation of segment performance:
Segment revenue	$226,572	$352,940	$(126,368)	(35.8)%
Total costs and expenses	$170,557	$225,932	$(55,375)	(24.5)%
Segment expense adjustments:
Amortization of acquisition-related intangibles	193	—	193	N/M
Compliance-related compensation and other expenses	1	216	(215)	(99.5)%
Write-off of property and equipment	3	—	3	N/M
Gain on sale of fixed assets	1	—	1	N/M
Segment expense adjustments	198	216	(18)	(8.3)%
Segment expenses	170,359	225,716	(55,357)	(24.5)%
Segment performance	$56,213	$127,224	$(71,011)	(55.8)%

Revenue
Revenue from Digital Services customer solutions was $117.0 million for the fiscal year ended January 31, 2015, a decrease of $100.7 million, or 46.3%, compared to the fiscal year ended January 31, 2014. The decrease in revenue from Digital Services customer solutions was primarily attributable to a lower number and size of acceptances resulting from lower bookings in the past year.
Digital Services maintenance revenue was $109.6 million for the fiscal year ended January 31, 2015, a decrease of $25.7 million, or 19.0%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to the termination of several maintenance agreements, the timing of entering into renewals of maintenance contracts with customers and a reduction in maintenance fees charged to certain customers.
Revenue by Geographic Region
Revenue in the Americas, APAC and EMEA represented approximately 47%, 26% and 27% of revenue, respectively, for the fiscal year ended January 31, 2015 compared to approximately 53%, 23% and 24% of revenue, respectively, for the fiscal year ended January 31, 2014. The change in regional revenue percentages was primarily attributable to a decrease in customer solutions revenue for a large Americas customer.
Foreign Currency Impact on Revenue
For the fiscal year ended January 31, 2015, fluctuations in the U.S. dollar relative to foreign currencies in which Digital Services conducted business compared to the fiscal year ended January 31, 2014 unfavorably impacted revenue by $3.8 million primarily due to a $2.5 million unfavorable impact of the Japanese yen.
Cost of Revenue
Cost of revenue was $139.5 million for the fiscal year ended January 31, 2015, a decrease of $55.7 million, or 28.5%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to lower revenue partially offset by increased costs due to a larger percentage of the revenue during the fiscal year ended January 31, 2015 coming from lower margin projects.
Research and Development, Net
Research and development expenses, net were $24.2 million for the fiscal year ended January 31, 2015, an increase of $0.8 million, or 3.6%, compared to the fiscal year ended January 31, 2014. The increase was primarily attributable to a $1.5 million decrease in personnel engaged in assignment to specific revenue generating projects recorded in cost of revenue in lieu of research and development activities in the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014.
Selling, General and Administrative
Selling, general and administrative expenses were $6.9 million for the fiscal year ended January 31, 2015, a decrease of $0.5 million, or 7.0%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to a $1.4 million decrease in bad debt expense due to recoveries in the fiscal year ended January 31, 2015 partially offset by an increase of $1.2 million in personnel-related costs due to the re-allocation of personnel from shared service costs within All Other to Digital services.
Segment Performance
Segment performance was $56.2 million for the fiscal year ended January 31, 2015 based on segment revenue of $226.6 million, representing a segment performance margin of 24.8% as a percentage of segment revenue. Segment performance was $127.2 million for the fiscal year ended January 31, 2014 based on segment revenue of $352.9 million, representing a segment performance margin of 36.0% as a percentage of segment revenue. The decrease in segment performance margin was primarily attributable to the decrease in revenue exceeding the decreases in cost.

All Other

	Fiscal Years Ended January 31,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Costs and expenses:
Cost of revenue	$22,459	$18,611	$3,848	20.7%
Research and development, net	3,852	4,427	(575)	(13.0)%
Selling, general and administrative	79,718	100,124	(20,406)	(20.4)%
Other operating expenses	16,333	10,783	5,550	51.5%
Total costs and expenses	122,362	133,945	(11,583)	(8.6)%
Loss from operations	$(122,362)	$(133,945)	$11,583	(8.6)%
Computation of segment performance:
Total costs and expenses	$122,362	$133,945	$(11,583)	(8.6)%
Segment expense adjustments:
Stock-based compensation expense	11,368	10,208	1,160	11.4%
Compliance-related professional fees	1,024	2,144	(1,120)	(52.2)%
Compliance-related compensation and other expenses	(71)	(139)	68	(48.9)%
Strategic evaluation related costs	2,576	—	2,576	N/M
Italian VAT recovery recorded within operating expense	—	(10,861)	10,861	N/M
Write-off of property and equipment	1,922	454	1,468	323.3%
Certain litigation settlements and related costs	87	(16)	103	N/M
Restructuring expenses	14,869	10,783	4,086	37.9%
Gain on sale of fixed assets	(95)	(41)	(54)	131.7%
Other	1,141	3,281	(2,140)	(65.2)%
Segment expense adjustments	32,821	15,813	17,008	107.6%
Segment expenses	89,541	118,132	(28,591)	(24.2)%
Segment performance	$(89,541)	$(118,132)	$28,591	(24.2)%
Cost of Revenue
Cost of revenue was $22.5 million for the fiscal year ended January 31, 2015, an increase of $3.8 million, or 20.7%, compared to the fiscal year ended January 31, 2014. The increase was primarily attributable to a $10.9 million VAT refund received in the fiscal year ended January 31, 2014, partially offset by a decrease of $3.5 million in personnel-related costs mainly due to a favorable payroll tax settlement and a $1.5 million decrease in inventory write-offs.
Research and Development, Net
Research and development expenses, net, were $3.9 million for the fiscal year ended January 31, 2015, a decrease of $0.6 million, or 13.0%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to a $1.2 million decrease in personnel related costs mainly due to the favorable settlement of Israeli accrued payroll taxes during the fiscal year ended January 31, 2015, for the periods from 2006 to 2009.
Selling, General and Administrative
Selling, general and administrative expenses were $79.7 million for the fiscal year ended January 31, 2015, a decrease of $20.4 million, or 20.4%, compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to a $6.7 million decrease in finance department costs, a $9.6 million decrease in personnel-related costs mainly due to a reduction in headcount and a $5.0 million decrease in commissions due to a reduction in bookings.

Other Operating Expenses
Other operating expenses were $16.3 million for the fiscal year ended January 31, 2015, an increase of $5.6 million, or 51.5%, compared to the fiscal year ended January 31, 2014. The increase was attributable to an increase of $3.9 million in restructuring expenses during the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014. See note 10 of the consolidated and combined financial statements included in Item 15 of this Annual Report. The increase was also attributable a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives.
Loss from Operations
Loss from operations was $122.4 million for the fiscal year ended January 31, 2015, a decrease in loss of $11.6 million, or 8.6%, compared to the fiscal year ended January 31, 2014 due primarily to the reasons discussed above.
Segment Performance
Segment performance was an $89.5 million loss for the fiscal year ended January 31, 2015, a decrease in loss of $28.6 million, or 24.2%, compared to the fiscal year ended January 31, 2014. The decrease was attributable to the overall reduction in expenses.
Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013
Consolidated and Combined Results

	Fiscal Years Ended January 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$652,501	$677,763	$(25,262)	(3.7)%
Costs and expenses
Cost of revenue	402,476	431,644	(29,168)	(6.8)%
Research and development, net	67,512	76,461	(8,949)	(11.7)%
Selling, general and administrative	134,031	160,340	(26,309)	(16.4)%
Other operating expenses	10,783	11,510	(727)	(6.3)%
Total costs and expenses	614,802	679,955	(65,153)	(9.6)%
Income (loss) from operations	37,699	(2,192)	39,891	N/M
Interest income	614	829	(215)	(25.9)%
Interest expense	(847)	(901)	54	(6.0)%
Interest expense on notes payable to CTI	—	(455)	455	(100.0)%
Foreign currency transaction loss	(10,290)	(4,961)	(5,329)	107.4%
Other income, net	699	912	(213)	(23.4)%
Income tax expense	(9,189)	(13,526)	4,337	(32.1)%
Net income (loss) from continuing operations	18,686	(20,294)	38,980	N/M
Income from discontinued operations, net of tax	—	26,542	(26,542)	(100.0)%
Net income	18,686	6,248	12,438	199.1%
Less: Net income attributable to noncontrolling interest	—	(1,167)	1,167	(100.0)%
Net income attributable to Comverse, Inc.	$18,686	$5,081	$13,605	267.8%
Net income (loss) attributable to Comverse, Inc.:
Net income (loss) from continuing operations	$18,686	$(20,294)	$38,980
Income from discontinued operations, net of tax	—	25,375	(25,375)
Net income attributable to Comverse, Inc.	$18,686	$5,081	$13,605
Earnings (loss) per share attributable to Comverse, Inc.’s stockholders:
Basic and diluted earnings (loss) per share
Continuing operations	$0.84	$(0.93)	$1.77
Discontinued operations	$—	$1.16	$(1.16)

Total Revenue
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
Foreign Currency Impact on Costs
A significant portion of our expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of our expenses in Israel. In order to mitigate this risk we enter into foreign currency forward contracts to hedge foreign currency exchange rate fluctuations.
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

Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest in Starhome was $1.2 million for the fiscal year ended January 31, 2013.
Segment Results
BSS

	Fiscal Years Ended January 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$299,561	$295,803	$3,758	1.3%
Costs and expenses:
Cost of revenue	188,644	197,401	(8,757)	(4.4)%
Research and development, net	39,779	39,308	471	1.2%
Selling, general and administrative	26,502	34,814	(8,312)	(23.9)%
Other operating expenses	—	5,605	(5,605)	(100.0)%
Total costs and expenses	254,925	277,128	(22,203)	(8.0)%
Income from operations	$44,636	$18,675	$25,961	139.0%
Computation of segment performance:
Segment revenue	$299,561	$295,803	$3,758	1.3%
Total costs and expenses	$254,925	$277,128	$(22,203)	(8.0)%
Segment expense adjustments:
Amortization of intangible assets	2,765	14,124	(11,359)	(80.4)%
Compliance-related compensation and other expenses	122	877	(755)	(86.1)%
Impairment of goodwill	—	5,605	(5,605)	N/M
Write-off of property and equipment	28	2	26	N/M
Other	6	—	6	N/M
Segment expense adjustments	2,921	20,608	(17,687)	(85.8)%
Segment expenses	252,004	256,520	(4,516)	(1.8)%
Segment performance	$47,557	$39,283	$8,274	21.1%
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
Cost of Revenue
Cost of revenue was $195.2 million for the fiscal year ended January 31, 2014, a decrease of $11.6 million, or 5.6%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to lower revenue
Research and Development, Net
Research and development expenses, net were $23.3 million for the fiscal year ended January 31, 2014, a decrease of $11.1 million, or 32.2%, compared to the fiscal year ended January 31, 2013. The decrease was primarily attributable to our continued optimization of resources between high and low cost research and development centers in Europe and Asia, as well as our increased investment in the new Digital Services offerings, that are developed on modern, virtualized platforms and are therefore more cost-efficient.

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
All Other

	Fiscal Years Ended January 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Revenue:
Total revenue	$—	$3,042	$(3,042)	(100.0)%
Costs and expenses:
Cost of revenue	18,611	27,436	(8,825)	(32.2)%
Research and development, net	4,427	2,771	1,656	59.8%
Selling, general and administrative	100,124	118,687	(18,563)	(15.6)%
Other operating expenses	10,783	5,905	4,878	82.6%
Total costs and expenses	133,945	154,799	(20,854)	(13.5)%
Loss from operations	$(133,945)	$(151,757)	$17,812	(11.7)%
Computation of segment performance:
Segment revenue	$—	$3,042	$(3,042)	(100.0)%
Total costs and expenses	$133,945	$154,799	$(20,854)	(13.5)%
Segment expense adjustments:
Stock-based compensation expense	10,208	7,517	2,691	35.8%
Compliance-related professional fees	2,144	245	1,899	775.1%
Compliance-related compensation and other expenses	(139)	(1,093)	954	(87.3)%
Spin-off professional fees	—	933	(933)	(100.0)%
Italian VAT recovery recorded within operating expense	(10,861)	—	(10,861)	N/M
Write-off of property and equipment	454	402	52	12.9%
Certain litigation settlements and related costs	(16)	(509)	493	(96.9)%
Restructuring expenses	10,783	5,905	4,878	82.6%
Gain on sale of fixed assets	(41)	(185)	144	(77.8)%
Other	3,281	1,621	1,660	102.4%
Segment expense adjustments	15,813	14,836	977	6.6%
Segment expenses	118,132	139,963	(21,831)	(15.6)%
Segment performance	$(118,132)	$(136,921)	$18,789	(13.7)%
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
During the fiscal year ended January 31, 2015, our principal uses of liquidity were to fund operating expenses, implement restructuring initiatives, make capital expenditures and repurchase stock.
Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of January 31, 2015, we had cash, cash equivalents, bank deposits and restricted cash of approximately $201.9 million, compared to approximately $322.7 million as of January 31, 2014. During the fiscal year ended January 31, 2015 in connection with our restructuring initiatives we made approximately $14.3 million in restructuring payments, which were primarily severance-related. In addition, during the fiscal year ended January 31, 2015, we repurchased in the open market under a Board approved stock repurchase program shares of common stock for an aggregate purchase price of approximately $15.1 million.
Restricted Cash
Restricted cash short-term and long-term aggregated $43.7 million and $68.2 million as of January 31, 2015 and January 31, 2014, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use specified performance guarantees to customers and vendors, letters of credit, indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments.
In connection with Verint Merger and Starhome Sale, escrow was withheld to support indemnification claims to the extent made against us. During the fiscal year ended January 31, 2015, we received in return of Verint Merger and Starhome Sale escrow amounts of approximately $25.0 million and $4.7 million, respectively.
Common Stock Repurchase
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. Repurchases were made under the program using our own cash resources. During the fiscal year ended January 31, 2015, we repurchased in the open market under this program 688,642 shares of common stock for an aggregate purchase price of approximately $15.1 million and a weighted average purchase price of $21.98 per share.
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
Capital Expenditures
During the fiscal years ended January 31, 2014 and 2015, we implemented our plan to make investments relating to upgrades of systems and tools that we believe will increase operational efficiency and result in cost reductions in future fiscal periods. As part of this initiative, we plan to continue to make additional investments in the fiscal year ending January 31, 2016. We currently expect that the aggregate amount of cash used for capital expenditures for these leasehold improvements and upgrades of systems and tools to be approximately $9.0 million during the fiscal year ending January 31, 2016. In addition, we have typically had annual capital expenditures between $5.0 million to $8.0 million that would be in addition to the above items.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.
Cash Flows
Fiscal Year Ended January 31, 2015 Compared to Fiscal Year Ended January 31, 2014

	Fiscal Year Ended January 31,
	2015	2014
	(In thousands)
Net cash (used in) provided by operating activities	$(69,595)	$6,621
Net cash (used in) investing activities	(2,153)	(38,297)
Net cash (used in) provided by financing activities	(16,160)	25,118
Effects of exchange rates on cash and cash equivalents	(8,551)	(1,783)
Net decrease in cash and cash equivalents	(96,459)	(8,341)
Cash and cash equivalents, beginning of year	254,580	262,921
Cash and cash equivalents, end of year	$158,121	$254,580

Operating Cash Flows
The net change in cash used in operating activities of $76.2 million during the fiscal year ended January 31, 2015 is primarily due to a loss from operations compared to income from operations in the fiscal year ended January 31, 2014. The change was primarily attributable to the decreases in revenue, which was partially offset by a decrease in costs and operating expenses. The decrease in cash from operations was also negatively impacted by the reduction in deferred revenue during the fiscal year ended January 31, 2015 due to a decline in product bookings and total customer orders (consisting of product bookings and maintenance revenue) compared to the fiscal year ended January 31, 2014. The decrease is primarily attributable to strong activity by certain large Digital Services customers in North America and by a large BSS customer in EMEA during the fiscal year ended January 31, 2014 and the cancellation or delays of orders by BSS customers experiencing financial difficulties. Overall total customer order activity continues to be affected by the decline in product bookings in Digital Services’ traditional solutions, such as voicemail, SMS and MMS and the deferral of significant capital investments involved in deploying our BSS solutions by customers who prioritize their capital expenditures to the deployment of next generation networks, including LTE.
Cash used in operating activities was primarily attributed to a $38.0 million decrease in accounts payable and accrued expenses and a $69.3 million decrease in deferred revenue. These decreases were partially offset by a $22.7 million decrease in deferred cost of sales and a $12.4 million decrease in accounts receivable.
Investing Cash Flows
Net cash used in investing activities was $2.2 million during the fiscal year ended January 31, 2015, a decrease of $36.1 million compared to the fiscal year ended January 31, 2014. The decrease was primarily attributable to restricted cash used of $26.9 million during the fiscal year ended January 31, 2014, compared to restricted cash provided of $23.8 million during the fiscal year ended January 31, 2015. This change in restricted cash was mainly due to $25.0 million in bank time deposits placed in escrow by CTI in connection with the closing of the Verint Merger during the fiscal year ended January 31, 2014, which was released from escrow during the fiscal year ended January 31, 2015. Additionally, the cash provided by restricted cash during the fiscal year ended January 31, 2015 includes $4.7 million in return of escrow funds relating to the sale of Starhome partially offset by cash used in the ordinary course of business for use to settle specified performance guarantees to customers and vendors.
This decrease was partially offset by an increase in cash used of $11.0 million for purchases of property and equipment and $2.7 million for the acquisition of Solaiemes during the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014.
Financing Cash Flows
Net cash used in financing activities was $16.2 million during the fiscal year ended January 31, 2015, a change of $41.3 million, compared to cash provided from financing activities of $25.1 million for the fiscal year ended January 31, 2014. The decrease was primarily attributable to a $25.0 million cash capital contribution from CTI in the fiscal year ended January 31, 2014 and $15.1 million in cash used to repurchase common stock under the repurchase program initiated during the fiscal year ended January 31, 2015.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, the NIS and the British pound. For the fiscal year ended January 31, 2015, the fluctuation in foreign currency exchange rates had an unfavorable impact of $8.6 million on cash and cash equivalents.

Fiscal Year Ended January 31, 2014 Compared to Fiscal Year Ended January 31, 2013

	Fiscal Years Ended January 31,
	2014	2013
	(In thousands)
Net cash provided by operating activities - continuing operations	$6,621	$28,190
Net cash used in operating activities - discontinued operations	—	(1,277)
Net cash used in investing activities	(38,297)	(4,482)
Net cash provided by financing activities	25,118	49,252
Effects of exchange rates on cash and cash equivalents	(1,783)	(1,954)
Net (decrease) increase in cash and cash equivalents	(8,341)	69,729
Cash and cash equivalents, beginning of year including cash of discontinued operations	262,921	193,192
Cash and cash equivalents, end of year	$254,580	262,921
Operating Cash Flows
Net cash provided by operating activities from continuing operations was $6.6 million during the fiscal year ended January 31, 2014, a decrease of $20.3 million compared to the fiscal year ended January 31, 2013. This decrease was primarily attributable to:
•a decrease of $25.8 million in deferred revenue mainly due to revenue recognition being higher than invoicing for the twelve months ended January 31, 2014 when compared to the twelve months ended January 31, 2013; and
•a decrease of $41.9 million in net tax contingencies as a result of a net reduction in uncertain tax position liabilities.
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
Under the terms of the Starhome Share Purchase Agreement, Starhome's shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. We received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of approximately $4.5 million. The escrow funds were available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. During the fiscal year ended January 31, 2015, we received approximately $4.7 million upon release of the escrow.
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
Indebtedness
Spanish Government Sponsored Loans
On August 1, 2014,we assumed in connection with the acquisition of Solaiemes approximately $0.1 million and $1.3 million of short-term and long-term debt, respectively. The debt consists of Spain government sponsored loans extended for research and development projects. The loans are subject to certain acceleration clauses which are not considered probable. As of January 31, 2015, we had approximately $0.1 million and $1.0 million of short-term and long-term debt, respectively. There were no outstanding debt amounts as of January 31, 2014.
Comverse Ltd. Lines of Credit
As of January 31, 2015 and 2014, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $25.0 million and 20.0 million, respectively, line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $25.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of January 31, 2015 and 2014, Comverse Ltd. had utilized $19.5 million and $20.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of January 31, 2015 and 2014, Comverse Ltd. had an additional line of credit with a bank for $10.0 million and $8.0 million, respectively, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (or LIBOR) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2015 and 2014, Comverse Ltd. had no outstanding borrowings under the line of credit. As of January 31, 2015 and 2014, Comverse Ltd. had utilized $6.8 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.

Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and “Long-term restricted cash” included within the consolidated balance sheets as of January 31, 2015 and 2014.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the fiscal years ended January 31, 2015 and 2014, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $14.9 million and $10.8 million, respectively, and paid $14.3 million and $10.2 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $2.8 million and $4.9 million are expected to be substantially paid by July, 2015 and December, 2024, respectively. For more information relating to our restructuring initiatives, including our financial obligations in respect thereof, see note 10 to the consolidated and combined financial statements included in Item 15 of this Annual Report.
On April 14, 2015, we entered into a Master Service Agreement (or the MSA) with Tech Mahindra pursuant to which Tech Mahindra will perform certain services for our Digital Services business on a global basis. In connection with the MSA, we approved the commencement of a restructuring plan expected to include a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The plan is expected to be substantially completed by January 31, 2016. The aggregate cost of the plan is currently estimated to range from $10 million to $12 million in severance-related costs, which is expected to be accrued and paid by January 31, 2017.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2015 and 2014, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our consolidated and combined results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $29.0 million and $33.4 million as of January 31, 2015 and 2014, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through December 31, 2015.
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
Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents is held by various foreign subsidiaries. As of January 31, 2015 and 2014, we had $88.0 million and $97.2 million or 56% and 38% respectively, of our cash and cash equivalents held by our foreign subsidiaries. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries. We expect a portion of our foreign subsidiaries cash to be repatriated to the U.S. As this amount has been previously subject to U.S. tax, the non-U.S. withholding taxes that would be imposed on an actual triggering of a dividend of $149.0 million has been accrued in the amount of $20.1 million. At January 31, 2015, the Company had approximately $80.0 million of undistributed earnings in its foreign subsidiaries which are considered to be indefinitely reinvested, and the determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.
OFF-BALANCE SHEET ARRANGEMENTS
As of January 31, 2015, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees” and except as disclosed in note 24 to the consolidated and combined financial statements included in Item 15 of this Annual Report. There were no material changes in our off-balance sheet arrangements since January 31, 2014.
CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations as of January 31, 2015:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(In thousands)
Long-term debt obligations	$1,130	$133	$520	$318	$159
Operating lease obligations - real estate	55,952	10,274	15,380	10,981	19,317
Operating lease obligations - other (equipment, etc.)	459	169	226	64	—
Purchase obligations (1)	10,374	9,724	650	—	—
Total(2) (3)	$67,915	$20,300	$16,776	$11,363	$19,476

(1)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)
Our consolidated balance sheet as of January 31, 2015 includes $85.8 million of non-current tax liabilities for uncertain tax positions. The specific timing of any cash payments, if any, relating to this obligation cannot be projected with reasonable certainty and, therefore, no amounts for this obligation are included in the table set forth above.

(3)
The table above does not include the Master Service Agreement with Tech Mahindra entered into on April 14, 2015, to perform certain services for our Digital Services business on a global basis. Our obligation is to pay Tech Mahindra in the aggregate is approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The services under the MSA will start on June 1, 2015.

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
In the consolidated and combined statements of operations, we classify revenue as product revenue or service revenue as prescribed by SEC Rules and Regulations. For multiple element arrangements that include both product and service elements, management evaluates various available indicators of fair value and applies its judgment to reasonably classify the arrangement fee between product revenue and service revenue. The amount of multiple element arrangement fees classified as product and service revenue based on management estimates of fair value when VSOE of fair value for all elements of an arrangement does not exist could differ from amounts classified as product and service revenue if VSOE of fair value of all elements existed. The allocation of multiple element arrangement fees between product revenue and service revenue, when VSOE of fair value of all elements does not exist, is for combined financial statement presentation purposes only and does not affect the timing or amount of revenue recognized.
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

 Stock-Based Compensation
We account for share-based payment awards, including employee stock options, restricted stock, restricted stock units (RSUs) and employee stock purchases, made to employees and directors in accordance with the FASB's guidance for share-based payment and related interpretative guidance, which requires the measurement and recognition of compensation expense for all such awards based on estimated fair value.
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

•
The volatility was based on the historical stock volatility of several peer companies, as the Company has limited trading history to use the volatility of its own common shares. Until Comverse establishes enough stock history the volatility will continue to calculate based on peer companies' volatility.

Comverse is also required to estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. Although Comverse estimates forfeitures based on historical experience while a subsidiary of CTI and future expectation, actual forfeitures may differ. The forfeiture assumption is adjusted to the actual forfeitures that occur.
During the fiscal years ended January 31, 2015, 2014 and 2013, our stock-based compensation expense, including prior to the Share Distribution, was $11.4 million, $10.2 million and $7.5 million, respectively.
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
We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our consolidated financial position and results of operations. We seek to minimize these risks through regular operating and financing activities, and when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward contracts. It is our policy to enter into derivative transactions only to the extent considered necessary to meet our risk management objectives. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.
Investments
Cash, Cash Equivalents, Restricted Cash and Bank Deposits
We invest in cash and cash equivalents. Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial paper, agency notes and other highly liquid investments with an original maturity of three months or less when purchased. Restricted cash and bank deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle potential indemnification claims arising from the disposition of businesses, to settle specified performance guarantees to customers and vendors, letters of credit, foreign currency transactions in the ordinary course of business and pending tax judgments. Restricted bank deposits generally consist of certificates of deposit with original maturities of twelve months or less. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, restricted cash and bank deposits are primarily maintained at high credit-quality financial institutions around the world. We maintain cash and cash equivalents in U.S. dollars and in foreign currencies, which are subject to risks related to foreign currency exchange rate fluctuations. The primary objective of our investment activities is the preservation of principal while maximizing investment income in accordance with our prescribed risk management profile. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
As of January 31, 2015 and 2014, we had cash and cash equivalents totaling approximately $158.1 million and $254.6 million, respectively, and restricted cash and bank deposits of $35.8 million and $34.3 million, respectively. In addition, we had $7.9 million and $33.8 million of restricted cash classified as a long-term asset as of January 31, 2015 and 2014, respectively.
Interest Rate Risk on Our Investments
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming an average short-term interest rate increase or decrease of 0.5%, or 50 basis points, relative to average rates realized during the fiscal year ended January 31, 2015. Such a change would cause our interest income from cash and cash equivalents and short-term investments for the fiscal year ended January 31, 2016 to increase by approximately $0.8 million, or decrease by approximately $0.4 million.
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
In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in foreign currency transaction gain (loss), net in the consolidated and combined statements of operations. We recorded a net foreign currency transaction gain of approximately $4.7 million in the fiscal year ended January 31, 2015.
As of January 31, 2015, we had $31.1 million notional amount of foreign currency forward contracts.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2015. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our hedging instruments by approximately $2.9 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by approximately $3.3 million.
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
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of January 31, 2015. Disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2015.
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
The other information called for by Item 10 will be set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2015 annual meeting of stockholders (or the 2015 Proxy Statement), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information called for by Item 11 is set forth under the headings “Compensation of Directors,” “Executive Compensation” and “Corporate Governance and Board Matters” in the 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth certain information about securities authorized for issuance under our equity compensation plan as of January 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,641,512	(1)	$27.65	(2)	1,191,525	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,641,512	(1)	$27.65	(2)	1,191,525	(3)

(1)
Consists of outstanding (i) options to purchase 1,056,329 shares of common stock and (ii) RSU awards (including director stock units) covering an aggregate of 585,183 shares of common stock. Shares in settlement of vested RSU awards are deliverable on the vesting date.

(2)	Reflects the weighted average exercise price of options only. As RSU awards have no exercise price, they are excluded from the weighted average exercise price calculation set forth in column (b).

(3)
Under the plan, a total of 2.5 million shares were reserved for issuance for awards issued after October 31, 2012, the completion date of the Share Distribution. As of January 31, 2015, there were 1,191,525 shares available for future grant. In addition, a total of 5.0 million shares were reserved for issuance under awards issued as part of the Share Distribution in replacement of CTI awards outstanding prior to the completion of the Share Distribution. Such reserved shares could only be issued pursuant to replacement awards and may not be issued pursuant to any awards issued after the completion of the Share Distribution. RSU and option replacement awards covering an aggregate of 1,293,310 shares of common stock were issued in connection with the Share Distribution.

The other information called for by Item 12 is set forth under the heading “Beneficial Ownership of our Common Stock” in the 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information called for by Item 13 is set forth under the heading “Transactions with Related Persons” and “Corporate Governance and Board Matters” in the 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information called for by Item 14 is set forth under the heading “Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement, and is incorporated herein by reference.

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

10.5*†	Form of Deferred Stock Unit Award (incorporated herein by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed with the SEC on November 1, 2012).
10.6*†	Form of Employee Restricted Stock Unit Award (incorporated hereby by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.7*†	Form of Executive Restricted Stock Unit Award (incorporated hereby by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.8*†	Form of Employee Non-Qualified Stock Option Award (incorporated hereby by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.9*	Form of Executive Non-Qualified Stock Option Award (incorporated hereby by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
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

10.17*†	Form of Employee Replacement Non Qualified Stock Option Award (incorporated hereby by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.18*†	Form of Director Stock Unit Award (incorporated hereby by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2014).
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

10.20**†	Separation Agreement dated November 7, 2014, by and between Comverse, Inc. and Gani Nayak.
10.21**†	Offer Letter, dated as of September 19, 2012, by and between Comverse, Inc. and Nassrin Tavakoli.
21.1**	Subsidiaries of Registrant.
23.1**	Consent of PricewaterhouseCoopers LLP.
23.2**	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney (see signature page).
31.1**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated and Combined Statements of Operations, (iii) the Consolidated and Combined Statement of Comprehensive Income (iv) the Consolidated and Combined Statements of Equity, (v) the Consolidated and Combined Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements.

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

COMVERSE, INC.

April 16, 2015	By:	/s/ Philippe Tartavull
Philippe Tartavull
President and Chief Executive Officer
(Principal Executive Officer)

April 16, 2015	By:	/s/ Thomas B. Sabol
Thomas B. Sabol
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Philippe Tartavull and Thomas B. Sabol, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Philippe Tartavull	April 16, 2015
Philippe Tartavull, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas B. Sabol	April 16, 2015
Thomas B. Sabol, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shawn Rathje	April 16, 2015
Shawn Rathje, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ Henry R. Nothhaft	April 16, 2015
Henry R. Nothhaft, Chairman

/s/ Susan D. Bowick	April 16, 2015
Susan D. Bowick, Director

/s/ James Budge	April 16, 2015
James Budge, Director

/s/ Matthew A. Drapkin	April 16, 2015
Matthew A. Drapkin, Director

/s/ Doron Inbar	April 16, 2015
Doron Inbar, Director

/s/ Mark C. Terrell	April 16, 2015
Mark C. Terrell, Director

/s/ Neil Montefiore	April 16, 2015
Neil Montefiore, Director

COMVERSE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comverse, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated and combined statements of operations, comprehensive (loss) income, equity, and cash flows present fairly, in all material respects, the financial position of Comverse, Inc. at January 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
April 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Comverse, Inc.
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheet of Comverse, Inc. and subsidiaries (the "Company") as of January 31, 2014, and the related consolidated and combined statements of operations, comprehensive (loss) income, equity, and cash flows for the years ended January 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Comverse, Inc. and subsidiaries as of January 31, 2014, and the results of their operations and their cash flows for the years ended January 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
April 16, 2014

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$158,121	$254,580
Restricted cash and bank deposits	35,802	34,343
Accounts receivable, net of allowance of $4,403 and $6,945, respectively	71,670	89,361
Inventories	17,817	16,166
Deferred cost of revenue	7,059	14,500
Deferred income taxes	13,781	2,329
Prepaid expenses	15,156	17,000
Other current assets	10,570	1,680
Total current assets	329,976	429,959
Property and equipment, net	49,230	41,541
Goodwill	151,217	150,346
Intangible assets, net	4,049	5,153
Deferred cost of revenue	30,437	45,717
Deferred income taxes	3,064	1,720
Long-term restricted cash	7,940	33,815
Other assets	30,439	40,586
Total assets	$606,352	$748,837
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$121,720	$168,406
Deferred revenue	185,323	239,902
Deferred income taxes	1,491	514
Income taxes payable	2,166	2,102
Total current liabilities	310,700	410,924
Deferred revenue	89,999	113,426
Deferred income taxes	56,815	43,735
Other long-term liabilities	135,456	147,942
Total liabilities	592,970	716,027
Commitments and contingencies
Equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued, 22,591,411 and 22,286,123 shares, respectively; outstanding, 21,830,081 and 22,251,226 shares, respectively	226	223
Treasury stock, at cost, 761,330 and 34,897 shares, respectively	(17,211)	(1,024)
Accumulated deficit	(46,390)	(24,251)
Additional paid-in-capital	45,935	34,530
Accumulated other comprehensive income	30,822	23,332
Total equity	13,382	32,810
Total liabilities and equity	$606,352	$748,837
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Years Ended January 31,
	2015	2014	2013
Revenue:
Product revenue	$99,768	$220,167	$242,104
Service revenue	377,537	432,334	435,659
Total revenue	477,305	652,501	677,763
Costs and expenses:
Product costs	55,572	116,259	123,152
Service costs	253,070	286,217	308,492
Research and development, net	56,334	67,512	76,461
Selling, general and administrative	111,832	134,031	160,340
Other operating expenses:
Impairment of goodwill	—	—	5,605
Restructuring expenses and write-off of property and equipment	16,333	10,783	5,905
Total other operating expenses	16,333	10,783	11,510
Total costs and expenses	493,141	614,802	679,955
(Loss) income from operations	(15,836)	37,699	(2,192)
Interest income	480	614	829
Interest expense	(641)	(847)	(901)
Interest expense on notes payable to CTI	—	—	(455)
Foreign currency transaction gain (loss), net	4,659	(10,290)	(4,961)
Other (expense) income, net	(517)	699	912
(Loss) income before income tax expense	(11,855)	27,875	(6,768)
Income tax expense	(10,284)	(9,189)	(13,526)
Net (loss) income from continuing operations	(22,139)	18,686	(20,294)
Income from discontinued operations, net of tax	—	—	26,542
Net (loss) income	(22,139)	18,686	6,248
Less: Net income attributable to noncontrolling interest	—	—	(1,167)
Net (loss) income attributable to Comverse, Inc.	$(22,139)	$18,686	$5,081
Weighted average common shares outstanding:
Basic	22,190,630	22,164,131	21,923,981
Diluted	22,190,630	22,382,234	21,923,981
Net (loss) income attributable to Comverse, Inc.
Net (loss) income from continuing operations	$(22,139)	$18,686	$(20,294)
Income from discontinued operations, net of tax	—	—	25,375
Net (loss) income attributable to Comverse, Inc.	$(22,139)	$18,686	$5,081
(Loss) earnings per share attributable to Comverse, Inc.’s stockholders:
Basic (loss) earnings per share
Continuing operations	$(1.00)	$0.84	$(0.93)
Discontinued operations	—	—	1.16
Basic (loss) earnings per share	$(1.00)	$0.84	$0.23
Diluted (loss) earnings per share
Continuing operations	$(1.00)	$0.83	$(0.93)
Discontinued operations	—	—	1.16
Diluted (loss) earnings per share	$(1.00)	$0.83	$0.23
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Years Ended January 31,
	2015	2014	2013

Net (loss) income	$(22,139)	$18,686	$6,248
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	7,665	1,998	511
Changes in accumulated OCI on cash flow hedges, net of tax	(175)	(417)	111
Other comprehensive income, net of tax	7,490	1,581	622
Comprehensive (loss) income	(14,649)	20,267	6,870
Less: comprehensive income attributable to noncontrolling interest	—	—	(1,167)
Comprehensive (loss) income attributable to Comverse, Inc.	$(14,649)	$20,267	$5,703
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Net Investment of CTI	Accumulated Other Comprehensive Income	Comverse, Inc.’s Shareholders’ Equity	Non controlling Interest	Total Equity
Balance, January 31, 2012	—	$—	$—	$—	$—	$(104,073)	$20,999	$(83,074)	$6,987	$(76,087)
Net income (loss)	—	—	—	—	10,777	(5,696)	—	5,081	1,167	6,248
Other comprehensive income, net of tax	—	—	—	—	—	—	622	622	—	622
Exercise of stock options	8,534	—	—	233	—	—	—	233	—	233
Repurchase of common stock in connection with tax liabilities upon settlement of awards	2,794	—	(33)	—	—	—	—	(33)	—	(33)
Stock-based compensation expense	—	—	—	2,004	—	6,036	—	8,040	—	8,040
Impact from other equity transactions	—	—	—	—	—	—	—	—	185	185
CTI contribution	—	—	—	—	—	47,740	—	47,740	—	47,740
Reclassification of net investment in CTI to common stock and accumulated deficit in connection with Share Distribution	21,923,241	219	—	—	(53,714)	53,495	—	—	—	—
Starhome Disposition	—	—	—	—	—	2,498	130	2,628	(8,339)	(5,711)
Balance, January 31, 2013	21,934,569	$219	$(33)	$2,237	$(42,937)	$—	$21,751	$(18,763)	$—	$(18,763)
Net income	—	—	—	—	18,686	—	—	18,686	—	18,686
Other comprehensive income, net of tax	—	—	—	—	—	—	1,581	1,581	—	1,581
Exercise of stock options	41,250	1	—	1,108	—	—	—	1,109	—	1,109
Repurchase of common stock in connection with tax liabilities upon settlement of awards	310,304	3	(991)	(3)	—	—	—	(991)	—	(991)
Stock-based compensation expense	—	—	—	10,208	—	—	—	10,208	—	10,208
CTI contribution	—	—	—	20,980	—	—	—	20,980	—	20,980
Balance, January 31, 2014	22,286,123	$223	$(1,024)	$34,530	$(24,251)	$—	$23,332	$32,810	$—	$32,810
Net loss	—	—	—	—	(22,139)	—	—	(22,139)	—	(22,139)
Other comprehensive income, net of tax	—	—	—	—	—	—	7,490	7,490	—	7,490
Exercise of stock options	1,365	—	—	40	—	—	—	40	—	40
Repurchase of common stock in connection with tax liabilities upon settlement of awards	303,923	3	(1,053)	(3)	—	—	—	(1,053)	—	(1,053)
Repurchase of common stock under repurchase program	—	—	(15,134)	—	—	—	—	(15,134)	—	(15,134)
Stock-based compensation expense	—	—	—	11,368	—	—	—	11,368	—	11,368
Balance, January 31, 2015	22,591,411	$226	$(17,211)	$45,935	$(46,390)	$—	$30,822	$13,382	$—	$13,382
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended January 31,
	2015	2014	2013
Cash flows from operating activities:	(In thousands)
Net (loss) income	$(22,139)	$18,686	$6,248
Net income from discontinued operations	—	—	(26,542)
Non-cash items
Depreciation and amortization	20,359	19,032	31,865
Impairment of goodwill	—	—	5,605
Provision for doubtful accounts	1,329	1,293	518
Stock-based compensation expense	11,368	10,208	7,517
Deferred income taxes	928	17,345	(11,724)
Inventory write-downs	2,553	4,239	6,097
Other non-cash items, net	2,705	(765)	1,244
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	12,419	32,498	9,538
Inventories	(6,750)	374	(7,085)
Deferred cost of revenue	22,723	45,882	36,124
Prepaid expense and other current assets	(9,108)	12,845	14,881
Accounts payable and accrued expenses	(38,005)	(12,926)	(19,806)
Income tax payable	993	(7,237)	37,828
Deferred revenue	(69,277)	(110,828)	(85,036)
Tax contingencies	(655)	(24,036)	17,889
Other assets and liabilities	962	11	3,029
Net cash (used in) provided by operating activities - continuing operations	(69,595)	6,621	28,190
Net cash used in operating activities - discontinued operations	—	—	(1,277)
Net cash (used in) provided by operating activities	(69,595)	6,621	26,913
Cash flows from investing activities:
Purchase of other assets	—	—	(1,131)
Proceeds from sale of Starhome B.V., net of cash sold of $30.9 million	—	—	6,340
Purchase of property and equipment	(23,377)	(12,341)	(5,402)
Acquisition of Solaiemes, net of cash acquired	(2,673)	—	—
Net change in restricted cash and bank deposits	23,791	(26,918)	(4,678)
Other, net	106	962	389
Net cash used in investing activities	(2,153)	(38,297)	(4,482)
Cash flows from financing activities:
Decrease in net investment by CTI	—	—	1,052
Borrowings under note payable to CTI	—	—	9,500
CTI capital contribution	—	25,000	38,500
Payment for repurchase of common stock in connection with tax liabilities upon settlement of awards	(1,053)	(991)	(33)
Payment for repurchase of common stock under repurchase program	(15,134)	—	—
Proceeds from stock options exercises and issuance of subsidiary common stock	40	1,109	233
Borrowings	87	—	—
Repayments	(100)	—	—
Net cash (used in) provided by financing activities	(16,160)	25,118	49,252
Effects of exchange rates on cash and cash equivalents	(8,551)	(1,783)	(1,954)
Net (decrease) increase in cash and cash equivalents	(96,459)	(8,341)	69,729
Cash and cash equivalents, beginning of year including cash from discontinued operations	254,580	262,921	193,192
Cash and cash equivalents, end of year	$158,121	$254,580	$262,921
The accompanying notes are an integral part of these consolidated and combined financial statements.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Background
Prior to October 31, 2012, the date of the Share Distribution (as defined below), Comverse, Inc. (the “Company”) was a wholly-owned subsidiary of Comverse Technology, Inc. (“CTI”). The Company was organized as a Delaware corporation in November 1997.
The Company is a global provider of cloud-based and in-network services enablement and monetization software solutions for communication service providers ("CSPs") and growing enterprises. The Company offers a suite of software solutions designed to support users’ connected lifestyles, and help its customers monetize and differentiate their offerings with faster time to value and less complexity. The Company’s product suite is offered through the following domains:

•
Business Support Systems. The Company provides converged, prepaid and postpaid billing and active customer management systems (“BSS”) for wireless, wireline, cable and multi-play CSPs, delivering a value proposition designed to enable an effective service and data monetization, a consistent, enhanced customer experience, reduced complexity and cost, and real-time choice and control.

•
Digital Services. The Company's Digital Services products are designed to help CSPs evolve to become Digital Service Providers and future-proof their offerings by monetizing the digital lifestyle of their subscribers. In addition, the Company continues to offer traditional VAS solutions, including voice and messaging services (including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and video messaging (or MMS), and digital lifestyle services and Internet Protocol (or IP) based rich communication services (including group chat, file transfer, video share, social, presence and geo-location information).

•
Enterprise Monetization Solutions: The Company's Monetization Realization Platform, enabled by its Kenan technology, is designed to help enterprises (such as CSPs, media companies, e-commerce, and retail organizations) grow their business and more effectively monetize services.

•
Managed and Professional Services. The Company offers a portfolio of services designed to help its customers improve and streamline operations, identify new revenue opportunities, and maximize their financial flexibility.

In connection with each of these domains, the Company leverages best practices and experience working with top innovators around the globe to help our customers improve and streamline operations, identify new revenue opportunities, and maximize financial flexibility (“managed services”).
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
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (the "Escrow Release Date"), less any claims made on or prior to such date, to be released to the Company. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million. As of the closing of the Verint Merger, the Company recognized the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI. As of January 31, 2015, the indemnification liability is $3.7 million.
Acquisition of Solaiemes
On August 1, 2014, the Company acquired 100% of the outstanding equity of Spain-based Solaiemes, S.L. (“Solaiemes”) for approximately $2.7 million and the assumption of $1.4 million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs’ digital services. Solutions from Solaiemes complement the Company's Evolved Communication Suite offering and the combined portfolio creates an end-to-end platform for service monetization of IP-based digital services. Solaiemes has been integrated into the Company’s Digital Services segment (see Note 16, Acquisition).
Contribution and Sale of Starhome
Starhome was a CTI subsidiary (66.5% owned prior to the disposition). On August 1, 2012, CTI, certain other Starhome shareholders and Starhome entered into a Share Purchase Agreement (the “Starhome Share Purchase Agreement”) with Fortissimo Capital Fund II (Israel), L.P., Fortissimo Capital Fund III (Israel), L.P. and Fortissimo Capital Fund III (Cayman), L.P. (collectively, “Fortissimo”) pursuant to which Fortissimo agreed to purchase all of the outstanding share capital of Starhome (the “Starhome Disposition”). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement. The Starhome Disposition was completed on October 19, 2012.
As a result of the Starhome Disposition, the results of operations of Starhome, including the gain on sale of Starhome, net of tax, are included in discontinued operations, less applicable income taxes, as a separate component of net (loss) income in the Company’s combined statements of operations for the fiscal year ended January 31, 2013 (see Note 17, Discontinued Operations).
Basis of Presentation
The consolidated and combined financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The Company’s combined financial statements for the periods prior to the Share Distribution have been derived from the consolidated financial statements and accounting records of CTI, using the historical results of operations, and historical basis of assets and liabilities of the Company’s businesses, which operated under common control of CTI. The Company’s combined financial statements combine, on the basis of common control, the results of operations of the Company and its subsidiaries with Starhome (66.5% owned prior to the disposition) and Exalink prior to CTI contributing Starhome and Exalink to the Company on September 19, 2012 and October 31, 2012, respectively. Management believes the assumptions and methodologies underlying the allocation of general, corporate expenses from CTI are reasonable (see Note 3, Expense Allocations and Share Distribution Agreements). However, such expenses may not be indicative of the actual level of expense

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

that would have been incurred by the Company if it had operated as an independent, publicly-traded company. As such, the combined financial statements for periods prior to the Share Distribution included herein may not necessarily reflect what its results of operations, financial position, comprehensive (loss) income or cash flows would have been had the Company been an independent company during the periods presented. Subsequent to the Share Distribution, the financial statements are consolidated.
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

•	Fair value of stock-based compensation;

•	Fair value of reporting units for the purpose of goodwill impairment testing;

•	Recoverability of long-lived assets

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on percentage-of-completion (“POC”) projects;

•	Valuation of inventory;

•	Israel employees severance pay;

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

•	Allowance for doubtful accounts; and

•	Valuation of other intangible assets.
The Company’s actual results may differ from its estimates.
Functional Currency and Foreign Currency Translation and Transactions
The determination of the functional currency for the Company's foreign subsidiaries is made based on appropriate economic factors, including the currency in which the subsidiary sells its products, the sales market in which the subsidiary operates and the currency in which the subsidiary's financing is denominated. For foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated using current exchange rates at the balance sheet date, and income and expense accounts using average exchange rates for the period, except revenue previously deferred which is translated using historical rates. The resulting foreign currency translation adjustments are reported as a separate component of “Other comprehensive (loss) income, net of tax” in the consolidated and combined statements of comprehensive (loss) income. For foreign subsidiaries whose functional currency is not the local currency, re-measurement gains and losses are recorded during each period in “Foreign currency transaction gain (loss), net” in the consolidated and combined statements of operations.
Unrealized and realized foreign currency transaction gains and losses on transactions denominated in currencies other than the functional currency of the entity are included in the consolidated and combined statements of operations in “Other comprehensive (loss) income, net of tax” for the period in which the exchange rates changed.
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
Restricted Cash and Bank Deposits
Restricted cash and bank deposits include compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use to settle specified performance guarantees to customers and vendors, letters of credit, indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments. Cash expected to be restricted for more than one year from the balance sheet date is classified as long-term restricted cash. Restricted bank deposits generally consist of certificates of deposit with original maturities of twelve months or less.
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
Accounts receivable, net includes $13.9 million of contracts as of January 31, 2014, which has an associated corresponding deferred revenue classified in current liabilities of $46.5 million.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	Balance at Beginning of Fiscal Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Other	Balance at End of Fiscal Year
	(In thousands)
Allowance for doubtful accounts:
Fiscal Year Ended January 31, 2015	$6,945	$1,329	$(3,233)	$(638)	$4,403
Fiscal Year Ended January 31, 2014	8,841	1,293	(3,132)	(57)	6,945
Fiscal Year Ended January 31, 2013	9,168	518	(928)	83	8,841
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company reduces the carrying value of inventory when it holds excess or obsolete inventories determined through an evaluation of both historical usage and expected future demand. Part of the raw materials comprises software licenses, which are capitalized into inventory upon purchase from a vendor when the license will be used by the Company as part of its deliverables to its customers. Such expenses are included as a component of “Product costs” in the consolidated and combined statements of operations.
The Company evaluates slow moving or obsolete inventory for impairment. Raw material hardware is evaluated based upon utilization and projected usage. Raw material software is written-off upon determination that licenses will no longer be used in products nor can be converted to use within the organization or with other licenses/products.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates and amortizes its property and equipment on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the related lease term. The cost of maintenance and repairs is expensed as incurred. Gains or losses on the sale or retirement of assets are included in income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by us relating to the assets sold are insignificant.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The estimated useful lives of property and equipment are as follows:

	Useful Life in Years
	Shortest	Longest
Lab equipment	5	5
Technology equipment	3	7
Software	1	5
Leasehold improvements	3	15
Production equipment	1	6
Furnishings	3	10
Business Combinations
The Company allocates the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired, the liabilities assumed and any noncontrolling interest. Acquisition costs are expensed as incurred. Any residual consideration is recorded as goodwill. The fair value of consideration includes cash, equity securities, other assets and contingent consideration. The Company remeasures the fair value of contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. The Company's determination of the fair values of assets acquired and liabilities assumed requires the Company to make significant estimates, primarily with respect to intangible assets. These estimates can include, but are not limited to, cash flow projections for the acquired business, and the appropriate weighted-average cost of capital. The results of operations of the acquired business are included in the Company's consolidated and combined results of operations from the date of the acquisition.
Noncontrolling Interest
Noncontrolling interest represents the minority shareholders' interest in Starhome, the Company's former majority-owned subsidiary (see Note 17, Discontinued Operations). The Company recognized income attributable to the noncontrolling interest as a separate component of net (loss) income in the Company's combined statements of operations for the fiscal year ended January 31, 2013.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
The Company recorded an impairment charge of approximately $5.6 million for the fiscal year ended January 31, 2013. The Company did not record any impairment of goodwill for the fiscal years ended January 31, 2015 and 2014.
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
The Company did not record any impairment of intangible assets for the fiscal years ended January 31, 2015, 2014 and 2013.
During the fiscal year ended January 31, 2015, the Company recognized a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives (see Note 8, Restructuring).
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
When derivative financial instruments qualify for cash flow hedge accounting, the Company records the effective portion of changes in fair value as part of other comprehensive (loss) income in the consolidated and combined statements of equity. When the hedged item is recognized in the consolidated and combined statements of operations, the related derivative gain or loss is reclassified from “Accumulated other comprehensive (loss) income” in the consolidated and combined statements of equity to the consolidated and combined statements of operations within the line item in which the hedged item is recorded. The cash flows from a derivative financial instrument qualifying for cash flow hedge accounting are classified in the consolidated and combined statements of cash flows in the same category as the cash flows from the hedged item.
If a derivative financial instrument does not qualify for hedge accounting, the Company records the changes in fair value of derivative instruments in “Other (expense) income, net” in the consolidated and combined statements of operations.
The Company does not purchase, hold or sell derivative financial instruments for trading and speculative purposes.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
A significant portion of accounts receivable are with CSPs. However, the concentration of credit risk is diversified due to the large number of commercial and government entities comprising the Company's customer base and their dispersion across different industries and geographic regions. The Company manages credit risk on trade accounts receivable by performing ongoing credit evaluations of its customers' financial condition and limiting the extension of credit when deemed necessary.
For the fiscal years ended January 31, 2014 and 2013, one customer represented approximately 18% and 14%, respectively, of total revenue, in which revenue is attributable to the Digital Services segment. No customer accounted for 10% or more of consolidated revenue for the fiscal year. ended January 31, 2015.
For the fiscal years ended January 31, 2015 and 2014, one customer accounted for 19% of the consolidated accounts receivable as of January 31, 2015 and another customer accounted for 16% of the consolidated accounts receivable as of January 31, 2014. The revenues related to these receivables have been completely deferred in each of the periods presented. The Company believes that no significant customer credit risk exists other than what is reserved.
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
Under certain contractual arrangements, the Company is required to pay a penalty or liquidated damages if delivery of the Company's products and installation services are not completed by a certain date. In other arrangements, the Company has guaranteed product performance and warranty service response rates, which, if not met, can result in penalties. The Company assesses whether such penalties are akin to a warranty provision or a separate element. To the extent that the penalties are akin to a warranty provision, the Company accounts for such penalties or liquidated damages in accordance with the FASB's guidance relating to contingencies.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
For all software arrangements without hardware, the Company allocates revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on VSOE of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If the Company is unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, the Company recognizes the arrangement fee ratably over the PCS period.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
Professional Services Only Arrangements
Based on the type and nature of its professional-services-only arrangements, the Company recognizes revenue using either the proportional performance method, ratable recognition, completed performance method or on a time and materials basis. For fixed-fee arrangements recognized based on the proportional performance method, the Company typically measures progress to completion based on the ratio of hours incurred to total estimated project hours, an input method. For fixed-fee arrangements recognized based on the ratable method, the Company recognizes revenue on a straight line basis over the service period. For fixed-fee arrangements recognized based on the completed performance method, the Company recognizes revenue once the services are completed and there are no other obligations of the Company. The Company recognizes revenue for time and materials arrangements as the services are performed based on contractually stipulated billing rates.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
The Company’s gross research and development expenses for the fiscal years ended January 31, 2015, 2014 and 2013 were $56.4 million, $67.6 million and $77.0 million, respectively. Amounts reimbursable by the OCS and others for the fiscal years ended January 31, 2015, 2014 and 2013, were $0.1 million, $0.1 million and $0.5 million, respectively, which were recorded as a reduction to gross research and development expenses within “Research and development, net” in the consolidated and combined statements of operations.
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
Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model to estimate the fair value of certain of its stock-based awards. Stock-based compensation expense is measured at the grant date based on the fair value of the award and the cost is recognized as expense ratably over the award's vesting period, which generally vest ratably over two or three years and expire ten years from the date of grant. The Black-Scholes model requires making certain assumptions used within the model, the most significant of which are the stock price volatility assumption over the term of the awards and the expected life of the option award based on the actual and projected employee stock option behaviors. Other assumptions include the risk-free rate of return and dividends during the expected term.
The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on historical experience of Comverse employees. The forfeiture assumption is adjusted to the actual forfeitures that occur. Therefore, changes in the forfeiture assumptions may impact the amount and timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in subsequent periods and may change based on new facts and circumstances.
In connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards on November 1, 2012. The replacement of CTI's equity-based compensation awards was considered a modification that resulted in a negligible increase in the fair value of the awards. The Company's consolidated and combined statements of operations prior to the Share Distribution include expenses related to the Company's employee participation in the CTI plans.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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
Income Taxes
Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense/benefit) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carryforwards acquired in acquisitions accounted for using the acquisition method of accounting is recognized in the consolidated and combined statement of operations.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income (“AOCI”), net of zero tax, were as follows:

	Unrealized Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Total
	(In thousands)
Balance as of January 31, 2014	$58	$23,274	$23,332
Other comprehensive income (loss) before reclassifications	(978)	7,665	6,687
Amounts reclassified from AOCI	803	—	803
Other comprehensive income (loss)	(175)	7,665	7,490
Balance as of January 31, 2015	$(117)	$30,939	$30,822
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
Standards Implemented
In February 2013, the FASB issued new accounting guidance on other comprehensive income. This topic requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line items of net income to which significant amounts are reclassified. The guidance was effective for the Company beginning February 1, 2014. The adoption of this guidance resulted in additional disclosures (see Note 1 Organization, Business and Summary of Significant Accounting Policies and Note 14, Stockholders Equity and Accumulated Other Comprehensive Income).

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
In April 2014, the FASB issued and Accounting Standards update for Presentation of Financial Statements, Property, Plant, and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance will be effective for the Company beginning February 1, 2015. This guidance is not expected to have a material impact on the Company’s financial statements or disclosures.

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
The Company considered these expense allocations to be a reasonable reflection of the utilization of services provided. The allocations may not, however, reflect the expense the Company would have incurred as an independent company. Actual costs which may have been incurred if the Company had been an independent company for the fiscal year ended January 31, 2013 would depend on a number of factors, including how the Company chose to organize itself, and what, if any, functions were outsourced or performed by the Company’s employees.
The following table presents the expense allocations from CTI reflected in the Company’s combined statements of operations:

Fiscal Year Ended January 31,
2013
(In thousands)
Employee compensation expenses	$2,623
Overhead expenses and external vendor expenses	3,396
Total	$6,019
Net Investment of CTI
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

4.	INVENTORIES
Inventories consist of the following:

	January 31,
	2015	2014
	(In thousands)
Raw materials	$10,455	$11,445
Work in process	7,362	4,612
Finished goods	—	109
	$17,817	$16,166

5.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of:

	January 31,
	2015	2014
	(In thousands)
Lab equipment	$68,293	$68,958
Technology equipment	37,768	63,909
Software	24,382	27,006
Leasehold improvements	30,618	23,210
Production equipment	3,492	16,286
Furniture and fixtures	7,076	8,510
	171,629	207,879
Less accumulated depreciation and amortization	(122,399)	(166,338)
Total	$49,230	$41,541

Depreciation and amortization expense of property and equipment was $17.4 million, $16.3 million and $17.7 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. The Company also wrote off and disposed of undepreciated assets, primarily property and equipment, net of $2.0 million, $0.5 million and $0.4 million during the fiscal years ended January 31, 2015, 2014 and 2013, respectively, recorded in "Selling, general and administrative" in the consolidated and combined statements of operations. Additionally, the Company wrote off and disposed of fully depreciated assets, primarily property and equipment, net of $57.7 million during the fiscal years ended January 31, 2015 due to the exit and relocation of office space.
In December 2014, the Company commenced the lease of approximately 218,912 square feet of office space in Ra'anana, Israel to replace its then-existing office space in Tel Aviv, Israel (see Note 23, Leases). During the fiscal years ended January 31, 2015, the Company incurred leasehold improvement of approximately $12.1 million for its new facility in Ra'anana, Israel.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

6.	GOODWILL
The changes in the carrying amount of goodwill in the Company’s reportable segments for the fiscal years ended January 31, 2015, 2014 and 2013 are as follows:

	BSS	Digital Services	Total
	(In thousands)
For the Year Ended January 31, 2013
Goodwill, gross at January 31, 2012	$89,551	$222,421	$311,972
Accumulated impairment losses at January 31, 2012 (1)	—	(156,455)	(156,455)
Goodwill, net, at January 31, 2012	89,551	65,966	155,517
Impairment of Comverse MI goodwill (2)	(5,605)	—	(5,605)
Effect of changes in foreign currencies and other	46	29	75
Goodwill, net, at January 31, 2013	$83,992	$65,995	$149,987
For the Year Ended at January 31, 2014
Goodwill, gross, at January 31, 2013	$89,597	$222,450	$312,047
Accumulated impairment losses at January 31, 2013	(5,605)	(156,455)	(162,060)
Goodwill, net, at January 31, 2013	83,992	65,995	149,987
Effect of changes in foreign currencies and other	201	158	359
Goodwill, net, at January 31, 2014	$84,193	$66,153	$150,346
For the Year Ended at January 31, 2015
Goodwill, gross, at January 31, 2014	89,798	222,608	312,406
Accumulated impairment losses at January 31, 2014	(5,605)	(156,455)	(162,060)
Goodwill, net, at January 31, 2014	84,193	66,153	150,346
Goodwill acquired with the purchase of Solaiemes (3)	—	2,053	2,053
Effect of changes in foreign currencies and other	(494)	(688)	(1,182)
Goodwill, net, at January 31, 2015	$83,699	$67,518	$151,217
Balance at January 31, 2015
Goodwill, gross, at January 31, 2015	$89,304	$221,920	$311,224
Accumulated impairment losses at January 31, 2015	(5,605)	(154,402)	(160,007)
Goodwill, net, at January 31, 2015	$83,699	$67,518	$151,217

(1)	The goodwill associated with Netcentrex, previously included in Comverse Other, was impaired during the fiscal year ended January 31, 2010 and prior fiscal years.

(2)	The goodwill associated with Comverse MI, previously included in Comverse Other, was impaired during the fiscal year ended January 31, 2013.

(3)
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

7.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

		January 31,
	Useful Life	2015	2014
		(In thousands)
Gross carrying amount:
Acquired technology (1)	5 to 7 years	$99,833	$98,000
Customer relationships	6 to 10 years	35,499	36,033
Trade names	3 to 10 years	3,400	3,400
Total Intangible Assets		138,732	137,433
Accumulated amortization:
Acquired technology		98,175	98,000
Customer relationships		33,108	30,880
Trade names		3,400	3,400
		134,683	132,280
Total		$4,049	$5,153
(1) Includes $2.2 million of acquired technology, with a weighted average useful life of 5.5 years, in the acquisition of Solaiemes on August, 1, 2014.
The following table presents net acquisition-related intangible assets by reportable segment:

	January 31,
(In thousands)	2015	2014
BSS	$2,395	$5,153
Digital Services	1,654	—
Total	$4,049	$5,153
Amortization of intangible assets was $3.0 million, $2.8 million and $14.1 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. In connection with its testing of goodwill for impairment, the Company also tested long-lived assets, including finite-lived intangible assets. The Company did not record an impairment charge related to finite-lived intangible assets for the fiscal years ended January 31, 2015, 2014 and 2013.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2016	$2,740
2017	347
2018	325
2019	319
2020 and thereafter	318
$4,049

8.	OTHER ASSETS
Other assets consisted of the following:

	January 31
	2015	2014
	(In thousands)
Severance pay fund (1)	$25,759	$33,482
Deposits	2,776	2,956
Other (2)	1,904	4,148
	$30,439	$40,586

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

(1)	Represents deposits into insurance policies to fund severance liability of the Company's Israeli employees (see Note 14, Other Long-Term Liabilities).

(2)	Includes a $1.2 million and $1.2 million cost-method investment in a subsidiary of a significant customer as of January 31, 2015 and 2014, respectively.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	January 31,
	2015	2014
	(In thousands)
Accrued compensation and benefits	$29,653	$51,150
Accounts payable	32,162	42,273
Accrued legal, audit and professional fees	2,598	2,120
Accrued taxes-other than income taxes	16,191	23,357
Accrued commissions	7,283	10,567
Accrued outside services-contractors	16,997	19,758
Accrued workforce reduction and restructuring	4,869	4,345
Accrued travel and entertainment	862	2,258
Current portion of LT Debt	133	—
Other accrued expenses (1)	10,972	12,578
	$121,720	$168,406

(1)	Includes liabilities related to the Company’s 401(k) Plans.
The Company maintains a 401(k) plan for its full-time employees. These plans allow eligible employees to elect to contribute up to 60% of their annual compensation, subject to the prescribed maximum amount. The Company matches employee contributions at a rate of 50%, limited to a maximum annual matched contribution of $2,000 per employee. Employee contributions are always fully vested. The Company’s matching contributions for each year vest on the last day of the calendar year providing the employee remains employed with the Company on that day. The Company’s matching contributions to the 401(k) plan amounted to $0.7 million, $0.9 million and $0.9 million for each of the fiscal years ended January 31, 2015, 2014 and 2013, respectively.

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
2014 Initiatives
During the fiscal year ended January 31, 2015, the Company commenced certain initiatives with a plan to further restructure its operations towards aligning operating costs and expenses with anticipated revenue. On September 9, 2014, the Company commenced an expansion of its previously disclosed 2014 restructuring plan. The restructuring plan has been facilitated by efficiencies gained through initiatives implemented in recent fiscal periods and the expectation that software will account for a higher portion of the Company's revenue in future periods. The restructuring is designed to align operating costs and expenses with currently anticipated revenue. The restructuring plan (as expanded) includes a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. In relation to this restructuring plan, the Company recorded severance-related and facilities-related costs of $13.0 million and $2.4 million, respectively, for the fiscal year ended January 31, 2015. During the fiscal year ended January 31, 2015, the Company paid severance and facilities-related costs of $10.1 million and $0.4 million, respectively. The remaining severance-related and facilities-related costs accrued under the plan are expected to be paid by July, 2015 and December, 2024, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

During the fiscal year ended January 31, 2015, the Company recognized a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives.

Fourth Quarter 2012 Initiatives
During the fourth quarter of fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. During the fiscal year ended January 31, 2015, the Company paid severance and facilities-related costs of $1.1 million, $2.5 million, respectively. The remaining facilities-related costs accrued under the plan are expected to be paid by October, 2019.
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
Netcentrex 2010 Initiative
During the fiscal years ended January 31, 2011 and 2012, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table represent a roll forward of the workforce reduction and restructuring activities noted above:

	2014 Initiative		Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative (1)		Netcentrex 2010 and 2011 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Total
			(In thousands)
January 31, 2012	$—	$—	$—	$—	$2,486	$8	$1,178	$—	$3,672
Expenses	—	—	3,718	835	525	425	13	897	6,413
Change in assumptions	—	—	—	—	(128)	(8)	(372)	—	(508)
Translation adjustments and other (1)	—	—	(2)	66	(2)	—	—	—	62
Paid or utilized	—	—	(3)	(16)	(2,881)	(34)	(607)	(459)	(4,000)
January 31, 2013	$—	$—	$3,713	$885	$—	$391	$212	$438	$5,639
Expenses	—	—	7,086	5,259	—	9	(126)	1	12,229
Change in assumptions	—	—	(1,702)	171	—	179	—	(94)	(1,446)
Translation adjustments and other (1)	—	—	62	997	—	—	(5)	(8)	1,046
Paid or utilized	—	—	(8,097)	(1,584)	—	(189)	(31)	(322)	(10,223)
January 31, 2014	$—	$—	$1,062	$5,728	$—	$390	$50	$15	$7,245
Expenses	13,014	2,366	106	173	—	18	—	—	15,677
Change in assumptions	(70)	(105)	(82)	(493)	—	—	(47)	(11)	(808)
Translation adjustments and other (1)	—	14	(14)	—	—	—	(1)	(2)	(3)
Paid or utilized	(10,101)	(438)	(1,072)	(2,536)	—	(194)	(2)	(2)	(14,345)
January 31, 2015	$2,843	$1,837	$—	$2,872	$—	$214	$—	$—	$7,766

(1)	Includes deferred rent liability balance for restructured facilities.

11.	DEBT
Spanish Government Sponsored Loans
On August 1, 2014, the Company assumed in connection with the acquisition of Solaiemes approximately $0.1 million and $1.3 million of short-term and long-term debt, respectively. The debt consists of Spain government sponsored loans extended for research and development projects. The loans are subject to certain acceleration clauses which are not considered probable. As of January 31, 2015, the balance of outstanding debt was as follows:

(In thousands)	January 31, 2015
3.98% note due 2017	$216
0.53% note due 2018	312
2.48% notes due 2018	118
3.95% note due 2020	84
0% note due 2022	400
1,130
Less: current portion	132
Long-term debt	$998
There were no outstanding debt amounts as of January 31, 2014.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Aggregate debt maturities for each of the succeeding fiscal years are as follows:

Fiscal Years Ending January 31,	(In thousands)
2016	$133
2017	258
2018	261
2019	248
2020 and thereafter	230
$1,130
Comverse Ltd. Lines of Credit
As of January 31, 2015 and 2014, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $25.0 million and 20.0 million, respectively, line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $20.0 million to $25.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $25.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of January 31, 2015 and 2014, Comverse Ltd. had utilized $19.5 million and $20.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
 As of January 31, 2015 and 2014, Comverse Ltd. had an additional line of credit with a bank for $10.0 million and $8.0 million, respectively, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2014, Comverse Ltd. increased the line of credit from $8.0 million to $10.0 million with a corresponding increase in the cash balances Comverse Ltd. is required to maintain with the bank to $10.0 million. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of January 31, 2015 and 2014, Comverse Ltd. had no outstanding borrowings under the line of credit. As of January 31, 2015 and 2014, Comverse Ltd. had utilized $6.8 million and $8.0 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and “Long-term restricted cash” included within the consolidated balance sheets as of January 31, 2015 and 2014.
Note Payable to CTI
On January 11, 2011, the Company entered into a promissory note to borrow up to $10.0 million from CTI, with the note scheduled to mature on January 11, 2016. Borrowings could be prepaid by the Company without penalty. The contractual interest rate applicable to borrowings under this promissory note was LIBOR plus 4.0%. The interest expense was $0.5 million for the fiscal year ended January 31, 2013. The note payable balance to CTI of $9.4 million as of October 31, 2012 was settled through a capital contribution to the Company's equity by CTI concurrently with the Share Distribution.
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
The Company entered into derivative arrangements to manage a variety of risk exposures during the fiscal years ended January 31, 2015, 2014 and 2013, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assesses the counterparty credit risk for each party prior to entering into its derivative financial instruments and in valuing the derivative instruments for the periods presented.
Forward Contracts
During the fiscal years ended January 31, 2015, 2014 and 2013, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive (loss) income in the consolidated and combined statement of comprehensive loss. Such amounts are reclassified to the consolidated and combined statements of operations when the effects of the item being hedged are recognized. The Company’s derivatives outstanding as of January 31, 2015 are short-term in nature and are due to contractually settle within the next twelve months.
Embedded Derivative
The Company has entered into a lease agreement whereby the lease payments are indexed to a non-functional currency exchange rate subject to a floor. The fair value of this embedded derivative is measured at fair value and adjusted each reporting period through the statement of operations. The embedded derivative expired during the fiscal year ended January 31, 2015.
The following tables summarize the Company’s derivative positions and their respective fair values:

	January 31, 2015
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Liabilities
Derivatives designated as hedging instruments
Short-term foreign currency forward	$31,123	Other current liabilities	$117
Total liabilities			$117

	January 31, 2014
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$25,607	Prepaid expenses and other current assets	$58
Total assets			$58

Liabilities
Embedded derivative
Long-term	6,543	Other long-term liabilities	$719
Total liabilities			$719

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the Company’s classification of gains and losses from continuing operations on derivative instruments:

	January 31, 2015
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive (Loss) Income	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(978)	$(803)	$—
Total	$(978)	$(803)	$—

	January 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive (Loss) Income	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$768	$1,185	$—
Total	$768	$1,185	$—

	January 31, 2013
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive (Loss) Income	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations (1)	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$98	$(141)	$—
Total	$98	$(141)	$—

(1)	Amounts reclassified from accumulated other comprehensive income (“OCI”) into the statement of operations are classified in foreign currency transaction gain (loss), net.
There were no gains or losses from ineffectiveness of these hedges recorded for the fiscal years ended January 31, 2015, 2014 and 2013.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The components of OCI related to cash flow hedges are as follows:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands)
Accumulated OCI related to cash flow hedges, beginning of the year	$58	$475	$234
Unrealized gains (losses) on cash flow hedges	(978)	768	(48)
Reclassification adjustment	803	(1,185)	159
Changes in accumulated OCI on cash flow hedges, before tax(1)	(175)	(417)	111
OCI related to discontinued operations	—	—	130
Changes in accumulated OCI on cash flow hedges	(175)	(417)	241
Accumulated OCI related to cash flow hedges, end of the year	$(117)	$58	$475

(1)	There was no tax impact on OCI related to cash flow hedges for the fiscal years ended January 31, 2015, 2014 and 2013.
The amounts reclassified out of accumulated other comprehensive (loss) income into the consolidated and combined statements of operations for continuing operations, with presentation location, loss (gain) were as follows:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands)
Cost of revenue	$350	$(602)	$55
Research and development, net	141	(186)	42
Selling, general and administrative	312	(397)	44
Total	$803	$(1,185)	$141

13.	FAIR VALUE MEASUREMENTS
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:
 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of

	January 31, 2015
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$20,401	$—	$—	$20,401
	$20,401	$—	$—	$20,401
Financial Liabilities:
Derivative liability	$—	$117	$—	$117
	$—	$117	$—	$117

	January 31, 2014
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	34,398	—	—	34,398
Derivative assets	—	58	—	58
	$34,398	$58	$—	$34,456
Financial Liabilities:
Embedded derivative	$—	$719	$—	$719
	$—	$719	$—	$719

(1)	Money market funds are classified in “Cash and cash equivalents” within the consolidated balance sheet.
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
The carrying amounts of cash and cash equivalents, restricted cash and bank deposits, accounts receivable and accounts payable are reasonable estimates of their fair value.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

14.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	January 31,
	2015	2014
	(In thousands)
Liability for severance pay	$36,166	$44,793
Tax contingencies	85,782	90,345
Long-term debt	998	—
Other long-term liabilities	12,510	12,804
Total	$135,456	$147,942
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. The liability for severance pay is recognized as compensation benefits in the consolidated and combined statements of operations. Employees are entitled to one month’s salary for each year of employment or a portion thereof.  The Company records the obligation as if it was payable at each balance sheet date.  A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. Any change in the fair value of the asset is recognized as an adjustment to compensation expense in the consolidated and combined statements of operations. The asset and liability are recognized gross and not offset on the consolidated balance sheet. Upon involuntary termination, employees will receive the balance from deposited funds from the insurance policies with the remaining balance paid by the Company. For voluntarily termination the employees are entitled, based on Company's policy, to the balance in the deposited funds. Any remaining net liability balance is reversed as compensation benefits in the consolidated and combined statements of operations.
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
A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the consolidated balance sheets as severance pay fund in the amounts of $25.8 million and $33.5 million as of January 31, 2015 and 2014, respectively.
Severance pay expenses pursuant to Israel’s Severance Pay Law were as follows:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands)
Increase due to passage of time	$3,702	$4,794	$5,670
Increase due to salary increase	783	1,370	1,617
Reversal due to voluntary termination of employee	(591)	(1,046)	(636)
Gain from increase in fund value	(295)	(1,410)	(1,140)
Total operating expense due to Israeli Severance Law	$3,599	$3,708	$5,511

15.	STOCK-BASED COMPENSATION
Comverse, Inc. 2012 Stock Incentive Compensation Plan
In October 2012, in connection with the Share Distribution the Company adopted the Comverse, Inc. 2012 Stock Incentive Compensation Plan (the "2012 Incentive Plan"). The following is a summary of the material terms of the 2012 Incentive Plan.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The 2012 Incentive Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards (referred to collectively as the "Awards") based on shares of the Company's common stock (referred to as "Shares"). The Company's employees, non-employee directors and consultants as well as employees and consultants of its subsidiaries and affiliates are eligible to receive Awards.
A total of 2.5 million Shares are reserved for issuance under future Awards to be granted under the 2012 Incentive Plan following the effective date of the plan (referred to as the "Future Awards"). As of January 31, 2015, an aggregate of 1.2 million Future Awards are available for grant under the plan.
The 2012 Incentive Plan is scheduled to terminate in October 2022. Options will be designated as either non-qualified stock options or incentive stock options. An option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a non-qualified option. The exercise price of an option, either incentive stock option or non-qualified stock options, may not be less than the fair market value of underlying shares on the date of grant, except for individuals who hold a 10% or more interest in the Company, for whom the exercise price of any Future Award may not be less than 110% of the share price. The term of each option may not exceed ten years (or, in the case of an incentive stock option granted to a 10% shareholder, five years). The maximum number of shares with respect to which any options may be granted to any grantee in any consecutive twelve (12) month period shall be 300,000 shares. In addition, the maximum number of shares with respect to which any stock appreciation rights may be granted to any grantee in any consecutive twelve (12) month period shall be 300,000 shares. The maximum amount of compensation under an award that is intended to constitute “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code (“Performance-Based Compensation Awards”) (other than options and stock appreciation rights) granted to any grantee in any consecutive twelve (12) month period shall be 150,000 shares and the maximum amount of Performance-Based Compensation Awards granted to any grantee in any consecutive twelve (12) month period shall be $10,000,000 if such Performance-Based Compensation Awards are denominated in cash rather than shares.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Company Share-Based Awards
Stock-based compensation expense associated with awards made by the Company, as well as historically allocated stock-based compensation expense from CTI, included in the Company’s consolidated and combined statements of operations are as follows:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands)
Stock options:
Service costs	279	142	31
Research and development, net	199	86	4
Selling, general and administrative	2,237	1,430	625
	2,715	1,658	660
Restricted/Deferred stock awards:
Service costs	2,513	2,749	1,620
Research and development, net	837	925	939
Selling, general and administrative	5,303	4,876	4,298
	8,653	8,550	6,857
Total	$11,368	$10,208	$7,517
Stock-based compensation expense associated with awards granted to Starhome's employees is included in discontinued operations and therefore not presented in the table above. For the fiscal year ended January 31, 2013 such stock-based compensation expense was $0.5 million.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards and deferred stock unit awards subject to vesting provisions (collectively, “Restricted Awards”) to certain key employees and directors. For the fiscal years ended January 31, 2015, 2014 and 2013, the Company granted Restricted Awards valued at $9.0 million, $9.8 million and $0.8 million, respectively, based on the fair market value of the Company’s common stock on the date of grant. The Company also grants stock options to certain key employees. For the fiscal years ended January 31, 2015, 2014 and 2013, the Company granted stock options valued at $3.9 million, $3.1 million and $0.4 million, respectively, based on the grant date fair value.
Included in the grants of restricted stock awards during the fiscal year ended January 31, 2014, were certain awards that vested subject to certain performance-based criteria. Performance-based awards of restricted stock units for the issuance of 116,279 shares of common stock, with a fair value of $3.4 million, were granted, during the fiscal year ended January 31, 2014, to certain executive officers and employees of the Company. These grants vested upon achievement of prescribed performance milestones and service requirements of two years from date of grant. During the fiscal year ended January 31, 2014, 34,884 shares were forfeited due to prescribed performance milestones not being achieved. The remainder of the performance shares milestones were achieved during the fiscal years ended January 31, 2015 and 2014. There were no performance-based awards granted during the fiscal year ended January 31, 2015.
As of January 31, 2015, 1,056,329 stock options to purchase the Company’s common stock and 585,183 Restricted Awards were outstanding. There were 1,191,525 shares available for future grant under the 2012 Incentive Plan as of January 31, 2015.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the combined activity of the Company's stock options:

	Outstanding Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( in years)	Aggregate Intrinsic Value (in millions)
Balance, January 31, 2014	754,349	$29.53
Options granted	408,737	25.62
Options expired (1)	(10,521)	58.16
Options cancelled (1)	(19,764)	42.45
Options forfeited	(75,107)	27.38
Options exercised	(1,365)	29.08
Balance, January 31, 2015 (2)	1,056,329	$27.65	8.26	$—
Options exercisable as of January 31, 2015 (3)	385,516	$28.91	7.32	$—
Options exercisable as of January 31, 2015 and expected to vest thereafter (3)	1,035,285	$27.65	8.25	$—

(1)
Awards issued under the 5.0 million shares reserved for issuance under the Assumed CTI Awards may not be reissued pursuant to any future awards. During the fiscal year ended January 31, 2015, the number of stock options expired and cancelled under the Assumed CTI Awards were 10,521 and $16,915, respectively.

(2)
The outstanding stock options as of January 31, 2015 include 670,813 unvested stock options with a weighted-average modified/grant date fair value of $9.19 per share, an expected term of 4 years and a total fair value of $6.2 million. The unrecognized compensation expense, net of estimated forfeitures, related to the remaining unvested stock options was $4.3 million which is expected to be recognized over a weighted-average period of 1.93 years. The cash received from the exercise of stock options was negligible during the fiscal year ended January 31, 2015.

(3)
During the fiscal years ended January 31, 2015 and 2014, 235,701 and 115,997 shares of stock options vested with a total fair value of $2.1 million and $1.1 million, respectively. No options vested during the three months ended January 31, 2013 following the Share Distribution.

The following table summarizes information about the Company’s stock options:

	January 31, 2015
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Below $24.00	97,874	8.14	$23.57	45,323	7.48	$23.78
$25.00 - $28.99	615,161	8.52	$26.82	194,817	7.50	$27.91
$29.00 - $29.99	322,134	8.10	$29.01	129,237	7.67	$29.01
$30.00 - $39.00	7,533	8.73	$34.42	2,512	8.73	34.42
Above $39.00	13,627	0.71	$58.16	13,627	0.71	$58.16
Total	1,056,329	8.26	$27.64	385,516	7.32	$28.91
Fair Value Assumptions
The Company estimated the fair value of stock options on the date of grant or modification utilizing the Black-Scholes option valuation model. Assumptions for all grants and significant modifications are detailed below.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The fair value assumptions for stock options granted during the fiscal years ended January 31, 2015 and 2014 and the three months ended January 31, 2013 (subsequent to the Share Distribution), were as follows:

	Fiscal Years Ended January 31,
	2015	2014	2013
Risk-Free Rate	1.3% - 1.47%	0.77% - 1.27%	0.47%
Volatility	44.96% - 45.53%	37.37% - 43.72%	50.10%
Expected Term (years)	4	4	4
Weighted-average estimated fair value of options granted during the year	$9.43	$8.93	$10.99
Grant date fair value of stock options vested (in millions)	$2.1	$1.1	$—
Intrinsic value of all options exercised (in millions)	$0.01	$0.2	$0.02
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
The volatility was based on the historical stock volatility of several peer companies, as the Company has limited trading history to use the volatility of its own common shares.
The following table summarizes the activities for our unvested RSUs for the year ended January 31, 2015:

	Unvested Restricted Awards
	Shares	Weighted Average Modified/Grant Price
Unvested balance, January 31, 2014	$656,141	$29.35
Restricted/deferred shares granted	348,816	25.78
Restricted shares vested (1)	(314,342)	29.64
Restricted shares forfeited(2)	(105,432)	28.12
Unvested balance, January 31, 2015 (3)	585,183	27.28
Expected to vest after January 31, 2015 (4)	$491,677	$27.02

(1)	The total fair value of vested Restricted Awards during the fiscal years ended January 31, 2015, 2014 and 2013, was $9.3 million, $9.0 million and $0.1 million, respectively.

(2)
Awards issued under the 5.0 million shares reserved for issuance under the Assumed CTI Awards may not be reissued pursuant to any future awards. During the fiscal year ended January 31, 2015, the number of restricted stocks units forfeited under the Assumed CTI Awards was 45,685.

(3)
As of January 31, 2015, the unrecognized compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $9.3 million which is expected to be recognized over a weighted-average period of 1.72 years.

(4)	RSUs expected to vest reflect an estimated forfeiture rate.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

16.	ACQUISITION
Solaiemes
On August 1, 2014, the Company acquired 100% of the outstanding equity of Solaiemes for approximately $2.7 million and the assumption of $1.4 million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs’ digital services. Solutions from Solaiemes complement the Company's Evolved Communication Suite offering and the combined portfolio creates a comprehensive platform for service monetization of IP-based digital services. Solaiemes has been integrated into the Company’s Digital Services segment.
At the time of the acquisition, Solaiemes had 15 employees. Proforma and actual revenues and earnings related to Solaiemes were not material to the Company. The results of operations of Solaiemes have been included in the Company's consolidated financial statements beginning on the acquisition date. Revenue and earnings of Solaiemes since the acquisition date were not material.
The acquisition of Solaiemes has been accounted for as a business combination. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the August 1, 2014 acquisition date. The fair values of intangible asset were based on valuations using a cost approach.
The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The goodwill is not deductible for tax purposes.
The amounts in the table below represent the preliminary estimated fair value upon acquisition.

(In thousands)	Amount
Assets:
Cash	$16
Other current assets	114
Intangible assets	2,174
Goodwill	2,053
Other assets	129
Total assets acquired	$4,486
Liabilities:
Current liabilities	$242
Current and long-term debt	1,354
Other long-term liabilities	201
Total liabilities acquired	$1,797

17.	DISCONTINUED OPERATIONS
Starhome was a CTI subsidiary (66.5% owned prior to the disposition). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement discussed below. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds were available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceed $1.0 million. During the fiscal year ended January 31, 2015, the Company received approximately $4.7 million in settlement of escrow.
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
The Company did not have significant continuing involvement in Starhome's operations following the closing of the Starhome Disposition, and accordingly, the results of operations of Starhome are included in discontinued operations, less applicable income taxes, as a separate component of net loss in the Company's consolidated and combined statements of operations for the fiscal year ended January 31, 2013.
Starhome's results of operations included in discontinued operations were as follows:

Fiscal Year Ended January 31, 2013
(In thousands)
Total revenue	$35,132
Income before income tax expense	$4,352
Income tax expense	(410)
Income from discontinued operations, net of tax	3,942
Gain on sale of discontinued operations, net of tax	22,600
Total income from discontinued operations, net of tax	$26,542
Attributable to Comverse, Inc.	25,375
Attributable to noncontrolling interest	1,167
$26,542
The Company and Starhome had previously entered into transactions pursuant to which the Company performed certain production, support and maintenance services for Starhome, and these transactions continue following the completion of the Starhome Disposition. The Company does not consider these transactions to be significant. The Company recognized revenue related to transactions with Starhome of $3.0 million and cost of revenue of $0.3 million for the nine months ended October 31, 2012.
Subsequent to the Starhome Distribution, the Company recognized revenues related to transactions with Starhome for the fiscal year ended January 31, 2015 and 2014 of $0.5 million and $1.3 million, respectively, and recognized revenues of $1.0 million for the three months ended January 31, 2013.

18.	(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO COMVERSE, INC.'S STOCKHOLDERS
Basic (loss) earnings per share attributable to the Company’s stockholders for the fiscal years ended January 31, 2015, 2014 and 2013 is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted (loss) earnings per share attributable to the Company’s stockholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested RSU awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The calculation of (loss) earnings per share attributable to Comverse, Inc.’s stockholders is as follows:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands, except per share data)
Numerator:
Net (loss) income from continuing operations attributable to Comverse, Inc. - basic and diluted	$(22,139)	$18,686	$(20,294)
Net income from discontinued operations, attributable to Comverse, Inc. - basic and diluted	—	—	25,375
Denominator:
Basic weighted average common shares outstanding	22,191	22,164	21,924
Stock options	—	13	—
Restricted awards	—	205	—
Diluted weighted average common shares outstanding	22,191	22,382	21,924
(Loss) earnings per share
Basic
(Loss) earnings per share from continuing operations attributable to Comverse, Inc.	$(1.00)	$0.84	$(0.93)
Earnings per share from discontinued operations attributable to Comverse, Inc.	—	—	1.16
Basic (loss) earnings per share	$(1.00)	$0.84	$0.23
Diluted
(Loss) earnings per share from continuing operations attributable to Comverse, Inc.	$(1.00)	$0.83	$(0.93)
Earnings per share from discontinued operations attributable to Comverse, Inc.	—	—	1.16
Diluted (loss) earnings per share	$(1.00)	$0.83	$0.23
     As a result of the Company's net loss from continuing operation in the fiscal years ended January 31, 2015 and 2013, the diluted earnings per share calculation excludes 0.1 million and 0.3 million shares, respectively, of stock-based awards from the calculation because their inclusion would have been anti-dilutive.

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
As of October 31, 2012, the Company's income tax balances which had been previously presented on a hypothetical carve-out basis at January 31, 2012 were adjusted to reflect the Company's post-Share Distribution stand-alone income tax positions, including those related to unrecognized tax benefits, tax loss and credit carry forwards, other deferred tax assets and valuation allowances. These post-Share Distribution adjustments resulted in a $6.1 million increase in income taxes payable and a $2.6 million decrease in net deferred tax assets including valuation allowances which were offset by an $8.7 million increase in accumulated deficit.
The Company and CTI have entered into an agreement that governs their respective rights, responsibilities and obligations after the Share Distribution with respect to tax obligations, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns. The agreement provides that the Company will be responsible for all tax obligations with respect to periods before the Share Distribution. After October 31, 2012, the Company has recorded income tax obligations of CTI, in addition to those of the Company.
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
As part of the remediation effort for the Company's material weakness in income taxes, during the fourth quarter of fiscal 2013 the Company identified and corrected via an adjustment of income tax expense, overstatements of its accruals made in prior years for uncertain tax positions related to federal and state income tax returns for the periods from 2005 to 2012. The correction resulted in a $4.8 million reduction of its uncertain tax positions (see Note 14, Other Long-Term Liabilities) and a reduction in income tax expense as of and for the year ended January 31, 2014. The $4.8 million reduction in income tax expense was partially offset by the correction of an overstatement of the Company’s withholding tax assets related to foreign withholdings which totaled $1.2 million for the periods from 2010 to 2012. In addition during the fiscal year ended January 31, 2015, the Company identified and corrected over accruals related to various tax matters recorded in the periods 2010 to 2013. The correction resulted in a $0.7 million reduction of its income tax expense during the fiscal year ended January 31, 2015. These out-of-period adjustments were not material to any previously issued annual or interim financial statements.
The components of United States and foreign (loss) income from continuing operations before income taxes are as follows:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands)
United States	$4,203	$(53,464)	$(43,072)
Foreign	(16,058)	81,339	36,304
(Loss) income before income taxes	$(11,855)	$27,875	$(6,768)
The expense (benefit) for income taxes from continuing operations consists of the following:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands)
Current income tax (benefit) expense:
U.S. Federal	$1,376	$(24,615)	$13,551
U.S. States	(510)	(2,742)	2,369
Foreign	8,490	19,201	9,330
Total current income tax expense (benefit)	$9,356	$(8,156)	$25,250
Deferred income tax expense (benefit):
U.S. Federal, net of federal expense (benefit) of state	$2,453	$14,033	$(11,080)
U.S. States	1,301	(678)	1,495
Foreign	(2,826)	3,990	(2,139)
Total deferred income tax expense (benefit)	$928	$17,345	$(11,724)
Total income tax expense	$10,284	$9,189	$13,526

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of the U.S. federal statutory income tax rate to the effective tax rate on (loss) before income tax provision and equity in (losses) earnings of consolidated affiliate is as follows:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands)
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax (benefit) expense at the U.S. statutory rate	$(4,148)	$9,749	$(2,369)
Valuation allowance, excluding state valuation allowances	48,731	34,693	(22,724)
Foreign rate differential	(80)	(7,962)	(7,680)
US tax effects of foreign operations	1,054	1,018	29,175
Tax contingencies	(42,078)	9,934	9,301
Stock based compensation	1,823	287	980
Goodwill impairment	—	—	420
Interest on tax refunds	(727)	(95)	(6,527)
Non-deductible expenses	(157)	1,609	1,532
Change in Israeli Approved Enterprise Status	—	(43,660)	—
Correction of Prior Period	(651)	(3,592)	—
Foreign exchange	(372)	(2,276)	(71)
Change in tax laws	(975)	612	475
State tax provision, net	514	3,076	2,511
Withholding tax, net of credits	6,194	6,534	4,836
Return to provision and other adjustments	1,156	(738)	3,667
Total income tax expense	$10,284	$9,189	$13,526
Effective Income Tax Rate	(86.8)%	33.0%	(199.9)%
The significant differences that impact the effective tax rate relate to changes to the valuation allowance, tax credit, tax contingencies, the difference between the U.S. federal statutory rate and the rates in foreign jurisdictions, the U.S. tax effect on foreign earnings and withholding taxes.
The Company's operations in Israel have been approved as an “Approved Enterprise” pursuant to programs administered by the Investment Center of the Israeli Ministry of Industry, Trade and Labor. Further, at the time the Company filed its 2012 Israeli tax return, the Company made an election for a “Benefited Enterprise” program. Under these programs, the Company is eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of these programs, subject to certain prescribed conditions, income attributable to each Enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to 15 years (generally 10%-15%, depending on the percentage of foreign (non-Israeli) investment in the Company). The Company was notified that it is no longer meeting the research and development investment condition which relates to these programs. As a result, the tax benefits under the “Approved Enterprise” program were reduced and the “Benefited Enterprise” program will most likely not become effective. When the “Benefited Enterprise” program is not in effect and when the other “Approved Enterprise” programs expire, an alternative income tax rate of 16% can be requested from the authorities within the “Preferred Enterprise” path under the Law for Encouragement of Capital Investments, 1959. The changes in tax rate, prompted by the notice referred to above, to 13.57% - 16% were reflected in the Company’s financial statements during the fourth quarter of the fiscal year ended January 31, 2014 resulting in an increase in net deferred tax items and an offsetting valuation allowance of $43.7 million as of January 31, 2014. This tax rate change has been reflected in the effective income tax rate reconciliation above and had no net impact on Income Tax Expense for the fiscal year ended January 31, 2014.

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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	January 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Deferred revenue	$45,927	$55,974
Loss carryforwards	135,423	109,963
Stock-based and other compensation	7,183	8,666
Tax credits - net of foreign withholding taxes	36,198	48,156
Other intangibles	14,847	18,399
Capitalized R&D Costs	17,330	—
Property and equipment, net	2,491	3,491
Other	18,015	18,471
Total deferred tax assets	$277,414	$263,120
Deferred tax liabilities:
Deferred cost of revenue	$(9,820)	$(15,389)
Goodwill	(24,800)	(21,314)
Total deferred tax liabilities	$(34,620)	$(36,703)
Valuation allowance	(284,255)	(266,617)
Net deferred income tax liability	$(41,461)	$(40,200)
Recognized as:
Current deferred income tax assets	$13,781	$2,329
Noncurrent deferred income tax assets	3,064	1,720
Current deferred income tax liabilities	(1,491)	(514)
Noncurrent deferred income tax liabilities	(56,815)	(43,735)
Total	$(41,461)	$(40,200)
The current year movement within the gross deferred tax asset balance for the year ended January 31, 2015, reflects a $12.1 million decrease attributed primarily to reductions in offsetting uncertain tax positions related to prior periods of which substantially all was offset by valuation allowance. The out-of-period correction of these errors impacted disclosure only and had no impact on our previously reported  statements of operations, balance sheets, statements of cash flows or the statements of stockholders’ equity of any previously reported periods. Based on evaluation of the relevant quantitative and qualitative factors, the Company concluded that the error in the disclosures was not material to any periods affected.
U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $80.8 million as of January 31, 2015. At this time, determination of the amounts of deferred U.S. federal and state income taxes and foreign withholding taxes related to these earnings is not practicable. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation. As of January 31, 2015, $149.0 million of earnings from certain subsidiaries are not considered to be permanently reinvested and therefore, foreign withholding taxes of $20.1 million have been accrued. A portion of the earnings of subsidiaries in the following countries are not considered permanently reinvested: Israel, Brazil, Hong Kong, New Zealand, Mexico, Portugal, Netherlands, and the United Kingdom.
The Company has net operating loss carryforwards (“NOLs”) for tax purposes and other deferred tax benefits that are available to offset future taxable income.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company’s gross NOLs for tax return purposes are as follows:

	Fiscal Years Ended January 31,
	2015	2014
	(In thousands)
U.S. Federal NOLs	$451,009	$459,784
U.S. State NOLs	363,080	326,938
Foreign NOLs	621,976	813,203
The U.S. federal NOL carry forwards expire in various years ending from January 31, 2020 to January 31, 2035. The U.S. state NOL carry forwards expire in various years ending from January 31, 2016 to January 31, 2035. At January 31, 2015, all but $7.7 million of the foreign NOLs have indefinite carryforward periods. The table above reflects gross NOLs for tax return basis which are different from financial statement NOLs, primarily due to the reduction of the financial statement NOLs under the FASB's guidance on accounting for uncertainty in income taxes. The Company has U.S. federal, state and foreign tax credit carryforwards of approximately $33.7 million and $50.3 million as of January 31, 2015 and 2014, respectively. The utilization of these carryforwards is subject to limitations. The federal AMT credit has no expiration date. The foreign tax credit carryforwards expire in various years ending from January 31, 2016 to 2020.
In accordance with the FASB’s guidance relating to accounting for uncertainty in income taxes the Company recognizes unrecognized tax benefits in non-current tax liabilities. The following table reconciles the amounts recorded for unrecognized tax benefits for the fiscal years ended January 31, 2015, 2014 and 2013:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands)
Gross unrecognized tax benefits as of February 1	$301,174	$278,602	$287,846
Increases related to tax positions taken in prior years (1)	29,688	29,520	4,151
Decreases related to tax positions taken in prior years	(541)	(11,671)	(14,665)
Increases related to tax positions in current year	5,391	5,970	6,835
Decreases related to tax positions in current year	(259)	—	—
Decreases due to settlements with taxing authorities	(31,834)	(1,500)	(2,985)
Reductions resulting from lapse in statute of limitations	(51,085)	(1,072)	(2,140)
Increases (decreases) related to foreign currency exchange rate fluctuations	(12,249)	1,325	(440)
Gross unrecognized tax benefits as of January 31	$240,285	$301,174	$278,602
(1) The increase related to tax positions taken in prior years for the year ended January 31, 2015 included a $25.9 million correction to properly reflect gross positions which had been reported net of certain deferred tax assets in prior periods. The out-of-period adjustment impacted the disclosure only and had no impact on our previously reported statements of operations, balance sheets, statements of cash flows or the statements of stockholders’ equity of any previously reported periods. Based on evaluation of the relevant quantitative and qualitative factors, the Company concluded that the error in the disclosures was not material to any periods affected.
The balances of unrecognized tax benefits as of January 31, 2015, 2014 and 2013 are $240.3 million, $301.2 million and $278.6 million of which $84.8 million, $90.5 million and $104.2 million represent the amounts that, if recognized, may impact the effective income tax rate in future periods.
The Company recognized interest and penalties related to unrecognized tax benefits in its income tax provision. As of January 31, 2015, 2014 and 2013, the Company accrued $39.2 million, $39.2 million and $51.1 million for interest and penalties, respectively.
The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of January 31, 2015 may decrease by approximately $31.4 million in the next twelve months, as a result of lapse of statutes of limitation and settlements with tax authorities. These unrecognized tax benefits relate to permanent establishment and other tax positions in the amounts of $1.4 million and $30.0 million, respectively.
The significant tax jurisdictions in which the Company is currently under examination by tax authorities include Canada, India, Indonesia and United Kingdom. The Company anticipates that it is reasonably possible that new tax matters could be raised by tax authorities that may require increases or decreases to the balance of unrecognized tax benefits; however, an estimate of such increases or decreases cannot be made.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company files income tax returns in the U.S. federal, various state and local, and foreign tax jurisdictions. As of January 31, 2015, the Company has open tax years which can be subject to tax audit (and in some cases are under tax audit) in the following major jurisdictions:

Jurisdiction	Tax Years Ended
United States	January 31, 1999 - January 31, 2015
Israel	January 31, 2009 - January 31, 2015
United Kingdom	December 31, 2005 - January 31, 2015
India	March 31, 2002 - March 31, 2014
France	January 31, 2008 - January 31, 2015
Brazil	December 31, 2004, December 31, 2009 - December 31, 2014
Canada	January 31, 2007, January 31, 2008, January 31, 2010 - January 31, 2014
Various U.S. States	January 31, 1999 - January 31, 2015
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
The Company maintains valuation allowances in jurisdictions where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Changes in valuation allowances are included in the Company's tax provision in the period of change except for items related to additional paid-in capital. During the fiscal year ended January 31, 2015, the Company recorded an increase of $17.6 million to its valuation allowance related primarily to net operating losses in the U.S. and foreign jurisdictions and other changes related to the effects of the Tax Disaffiliation Agreement entered into in connection with the Share Distribution.
The Company’s activity in the valuation allowance is as follows:

	Balance at Beginning of Fiscal Year	Additions (Charged) Credited to Expenses	Other	Balance at End of Fiscal Year
	(In thousands)
Valuation allowance on income tax assets:
Fiscal Year Ended January 31, 2015	$(266,617)	$(50,985)	$33,347	$(284,255)
Fiscal Year Ended January 31, 2014	$(195,468)	$(31,655)	$(39,494)	$(266,617)
Fiscal Year Ended January 31, 2013	$(231,209)	$22,724	$13,017	$(195,468)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

20.	BUSINESS SEGMENT INFORMATION
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
Segment performance is computed by management as (loss) income from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) Italian VAT recovery recorded within operating expense; (vi) strategic related costs (vii) impairment of goodwill; (viii) write-off of property and equipment; (ix) certain litigation settlements and related costs; (x) restructuring expenses; and (xi) certain other gains and expenses. Compliance-related professional fees relate to fees and expenses recorded in connection with the Company's efforts to remediate material weaknesses in internal control over financial reporting. Strategic related costs include business strategy evaluation and mergers and acquisition efforts.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about total revenue, total costs and expenses, income from operations, segment performance, interest expense, and depreciation and amortization for the fiscal years ended January 31, 2015, 2014 and 2013:

	BSS	Digital Services	All Other	Consolidated
	(In thousands)
Fiscal Year Ended January 31, 2015
Maintenance revenue	$118,086	$109,559	$—	$227,645
Customer solutions revenue	132,647	117,013	—	249,660
Total revenue	$250,733	$226,572	$—	$477,305
Total costs and expenses	$200,222	$170,557	$122,362	$493,141
Income (loss) from operations	$50,511	$56,015	$(122,362)	$(15,836)
Computation of segment performance:
Segment revenue	$250,733	$226,572	$—
Total costs and expenses	$200,222	$170,557	$122,362
Segment expense adjustments:
Stock-based compensation expense	—	—	11,368
Amortization of intangible assets	2,791	193	—
Compliance-related professional fees	—	—	1,024
Compliance-related compensation and other expenses	—	1	(71)
Strategic-related cost	—	—	2,576
Write-off of property and equipment	45	3	1,922
Certain litigation settlements and related cost	—	—	87
Restructuring expenses	—	—	14,869
Gain on sale of fixed assets	63	1	(95)
Other	—	—	1,141
Segment expense adjustments	2,899	198	32,821
Segment expenses	197,323	170,359	89,541
Segment performance	$53,410	$56,213	$(89,541)
Interest expense	$—	$—	$(641)	$(641)
Depreciation	$(3,522)	$(5,092)	$(8,761)	$(17,375)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	BSS	Digital Services	All Other	Combined
	(In thousands)
Fiscal Year Ended January 31, 2014
Maintenance revenue	$128,024	$135,242	$—	$263,266
Customer solutions revenue	171,537	217,698	—	389,235
Total revenue	$299,561	$352,940	$—	$652,501
Total costs and expenses	$254,925	$225,932	$133,945	$614,802
Income (loss) from operations	$44,636	$127,008	$(133,945)	$37,699
Computation of segment performance:
Segment revenue	$299,561	$352,940	$—
Total costs and expenses	$254,925	$225,932	$133,945
Segment expense adjustments:
Stock-based compensation expense	—	—	10,208
Amortization of intangible assets	2,765	—	—
Compliance-related professional fees	—	—	2,144
Compliance-related compensation and other expenses	122	216	(139)
Italian VAT recovery recorded within operating expense	—	—	(10,861)
Write-off of property and equipment	28	—	454
Certain litigation settlements and related costs	—	—	(16)
Restructuring expenses	—	—	10,783
Gain on sale of fixed assets	—	—	(41)
Other	6	—	3,281
Segment expense adjustments	2,921	216	15,813
Segment expenses	252,004	225,716	118,132
Segment performance	$47,557	$127,224	$(118,132)
Interest expense	$—	$—	$(847)	$(847)
Depreciation	$(3,738)	$(5,040)	$(7,489)	$(16,267)

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	BSS	Digital Services	All Other	Combined
	(In thousands)
Fiscal Year Ended January 31, 2013
Maintenance revenue	$138,256	$138,551	$—	$276,807
Customer solutions revenue	157,547	240,367	3,042	400,956
Total revenue	$295,803	$378,918	$3,042	$677,763
Total costs and expenses	$277,128	$248,028	$154,799	$679,955
Income (loss) from operations	$18,675	$130,890	$(151,757)	$(2,192)
Computation of segment performance:
Segment revenue	$295,803	$378,918	$3,042
Total costs and expenses	$277,128	$248,028	$154,799
Segment expense adjustments:
Stock-based compensation expense	—	—	7,517
Amortization of intangible assets	14,124	—	—
Compliance-related professional fees	—	—	245
Compliance-related compensation and other expenses	877	2,314	(1,093)
Strategic-related costs	—	—	933
Impairment of goodwill	5,605	—	—
Write-off of property and equipment	2	—	402
Certain litigation settlements and related costs	—	(151)	(509)
Restructuring expenses	—	—	5,905
Gain on sale of fixed assets	—	—	(185)
Other	—	—	1,621
Segment expense adjustments	20,608	2,163	14,836
Segment expenses	256,520	245,865	139,963
Segment performance	$39,283	$133,053	$(136,921)
Interest expense	$—	$—	$(901)	$(901)
Depreciation	$(3,757)	$(4,999)	$(8,985)	$(17,741)
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

	Fiscal Years Ended January 31,
	2015		2014		2013
	(Dollars in thousands)
United States	$91,561	19%	$176,029	27%	$147,376	22%
India	35,704	7%	45,640	7%	48,412	7%
Japan	30,661	6%	42,787	7%	68,263	10%
Russia	22,719	5%	26,367	4%	39,585	6%
Italy	20,877	4%	31,461	5%	22,338	3%
Australia	20,534	4%	28,655	4%	33,017	5%
Other Foreign (1)	255,249	55%	301,562	46%	318,772	47%
Total	$477,305	100%	$652,501	100%	$677,763	100%

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

(1)	Other foreign consists of numerous countries, none of which represents more than 5% of total revenue in any fiscal year presented.
Long-lived assets primarily consist of property and equipment, net, capitalized software development costs, net, and deferred costs of revenue. The Company believes that property and equipment, net, is exposed to the geographic area risks and uncertainties more than other long-lived assets, because these tangible assets are difficult to move and is relatively illiquid.
Property and equipment, net, by country consists of the following:

	January 31,
	2015	2014	2013
	(In thousands)
Israel	$36,774	$28,822	$28,176
United States	5,484	6,596	5,871
Other	6,972	6,123	3,395
	$49,230	$41,541	$37,442

21.	SUPPLEMENTAL CASH FLOW INFORMATION
The following represents non-cash activities and supplemental information to the consolidated statements of cash flows:

	Fiscal Years Ended January 31,
	2015	2014	2013
	(In thousands)
Non-cash investing transactions:
Accrued but unpaid purchases of property and equipment	$4,897	$5,056	$297
Inventory transfers to property and equipment	$2,372	$4,001	$3,462
Non-cash financing transactions:
Contributions and forgiveness of debt by CTI	$—	$—	$18,900
Cash paid during the year for interest	$20	$—	$—
Cash paid during the year for income taxes net of amounts refunded—continuing operations	$2,304	$7,417	$(15,216)

22.	RELATED PARTY TRANSACTIONS
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
The Company leases office and warehouse space, as well as certain equipment and vehicles, under non-cancelable operating leases. Gross rent expense was $9.5 million, $19.6 million and $18.9 million in the fiscal years ended January 31,

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

2015, 2014 and 2013, respectively. Sublease income was $0.9 million, $2.1 million and $1.9 million, in the fiscal years ended January 31, 2015, 2014 and 2013 respectively.
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
The Company has entered into various sublease agreements to lease excess space. As of January 31, 2015, the minimum annual rent obligations (excluding taxes, maintenance and other pass-throughs), sublease income to be received under non-cancelable subleases, and minimum net rentals of the Company are as follows for the fiscal years ending January 31:

(In thousands)	Minimum Lease Commitments	Noncancellable Subleases	Minimum Net Rentals
2016	$10,275	$897	$9,378
2017	8,534	921	7,613
2018	6,846	825	6,021
2019	5,926	745	5,181
2020	5,056	559	4,497
2021 and thereafter	19,315	—	19,315
	$55,952	$3,947	$52,005
In connection with the 2012 restructuring initiative, certain office space, including offices in New York, New York, have been vacated or consolidated upon expiration of leases.
In May 2012, the Company entered into an agreement for the lease of a facility in Ra'anana, Israel to replace its then-existing office space in Tel Aviv, Israel. The lease includes an option to terminate up to 30% of the Company's leased space in the building subject to a penalty. During the fiscal year ended January 31, 2014, the Company exercised this option and returned 27% of the building and recognized a termination penalty of $1.7 million during such fiscal year. The term of the lease is for ten years, which commenced in December 2014. In addition, the Company has the right to extend the term of the lease by up to five years. The annual base rent under the agreement after partial return of office space, for approximately 218,912 square feet is $4.5 million. The Ra'anana, Israel facility is used by BSS and Digital Services and other operations included in All Other.
In connection with the 2014 restructuring plan, the Company has ceased use of an additional 21% of the remaining leased space in Ra'anana, Israel. The Company recorded restructuring expense for facilities-related costs of $2.0 million and a write-off of $1.5 million in property and equipment during the fiscal year ended January 31, 2015.

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
The mediation process ended without success. According to the parties’ consent to submit summations in the motion to certify the claims as a class action, including the certification of the class of plaintiffs, the court held the following dates for submission of summations: Summations on behalf of the plaintiffs were submitted on August 31, 2014; Summations on behalf of the defendants were submitted on November 20, 2014; and summations of response by the plaintiffs were submitted on December 30, 2014. On February 9, 2015, the Judge presiding over the case recused herself. On March 30, 2015, the plaintiffs filed a motion to the Court seeking to have the case assigned to a new presiding Judge and the parties are awaiting a decision.
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
Two cases were also filed in the Tel Aviv Labor Court by plaintiffs Katriel and Deutsch, and both sought to approve class actions to recover damages that are claimed to have been incurred as a result of breached employment contracts, which allegedly prevented the exercise by certain employees and former employees of certain CTI and Verint stock options, respectively. The Katriel litigation (Case Number 3444/09) was filed on March 16, 2009, against Comverse Ltd., and the Deutsch litigation (Case Number 4186/09) was filed on March 26, 2009, against Verint Systems Ltd. The Tel Aviv Labor Court has ruled that it lacks jurisdiction, and both cases have been transferred to the Tel Aviv District Court. These cases have been consolidated with the Tel Aviv District Court cases discussed above. The Company has not accrued for these matters as the potential loss is currently not probable or estimable.
An additional case has been filed by an individual plaintiff in the Tel Aviv District Court similarly seeking to recover damages up to an aggregate of $3.3 million allegedly incurred as a result of the inability to exercise certain stock options. The case generally alleges the same causes of actions alleged in the potential class action discussed above. The parties conducted a

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

mediation process that ended without success. On June 26, 2014 the Court ordered the plaintiff to notify it why not to transfer the claim to the Labor Court. On July 10, 2014, the plaintiff filed a notice to court according to which the subject-matter jurisdiction is reserved to the District Court. The Court did not accept the plaintiff's argument and has assigned the case to the Labor Court. A preliminary hearing at the Labor court is scheduled for July 8, 2015. The Company has not accrued for this matter as the potential loss is currently not probable or estimable.
Starhome Sale and Indemnification
Starhome was a CTI subsidiary (66.5% owned prior to the disposition). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement discussed below. The Starhome Disposition was completed on October 19, 2012.
Under the terms of the Starhome Share Purchase Agreement, Starhome’s shareholders received aggregate cash proceeds of approximately $81.3 million, subject to adjustment for fees, transaction expenses and certain taxes. Of this amount, $10.5 million is held in escrow to cover potential post-closing indemnification claims, with $5.5 million being released after 18 months and the remainder released after 24 months, in each case, less any claims made on or prior to such dates. The Company received aggregate net cash consideration (including $4.9 million deposited in escrow at closing) of approximately $37.2 million, after payments that CTI agreed to make to certain other Starhome shareholders of up to $4.5 million. The escrow funds were available to satisfy certain indemnification claims under the Starhome Share Purchase Agreement to the extent that such claims exceeded $1.0 million. During the fiscal year ended January 31, 2015, the Company received approximately $4.7 million in settlement of escrow.
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of January 31, 2015 and 2014, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s consolidated and combined results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $29.0 million and $33.4 million as of January 31, 2015 and 2014, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through December 31, 2015.
Unconditional Purchase Obligations
In the ordinary course of business, the Company enters into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The Company had unconditional purchase obligations of approximately $10.4 million as of January 31, 2015. Of these obligations, $9.7 million are due in the next twelve months and $0.7 million are due in one to three years.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of January 31, 2015, the total amounts related to the reserved portion of the tax and labor contingencies was $0.1 million and the unreserved portion of the tax and labor contingencies totaled approximately $8.6 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of January 31, 2015, the Company had $6.1 million of deposits, included in Long-term restricted cash, with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.
France Labor Contingency
A former employee based in France has filed a notice of appeal in the appellate court, seeking to overturn a decision of the Labor Court rejecting his claim to requalify his resignation as a constructive dismissal and for damages in the Labor Court of approximately $2.3 million. In July 2014, after disputing this appeal and vigorously defending the Company’s position, the parties reached a settlement agreement through mediation, which was approved by the Court of Appeal of Paris in November 2014. The Company paid $1.0 million for this matter.
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

25.	QUARTERLY INFORMATION (UNAUDITED)
The following table shows selected results of operations for each of the quarters during the fiscal years ended January 31, 2015 and 2014:

	Fiscal Quarters Ended
	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$119,132	$115,320	$123,119	$119,734
Gross profit	38,668	39,460	46,495	44,040
(Loss) income from operations	(13,752)	(6,747)	(2,092)	6,755
Net (loss) income (1)	(16,131)	(16,866)	950	9,908
(Loss) earnings per share (2)
Basic	$(0.72)	$(0.75)	$0.04	$0.45
Diluted	$(0.72)	$(0.75)	$0.04	$0.45
(1) The Company recorded net reduction of income tax expense due to net reversals of uncertain tax position liabilities of $2.0 million during the fiscal year ended January 31, 2015.
(2) Amounts may not total to annual loss per share attributable to Comverse, Inc.'s stockholders because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	Fiscal Quarters Ended
	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
	(In thousands, except per share data)
	(UNAUDITED)
Revenue	$155,818	$169,753	$160,416	$166,514
Gross profit	64,854	66,269	64,528	54,374
Income from operations (1)	7,843	11,427	14,704	3,725
Net (loss) income (2)	$(3,140)	$(17,087)	$23,136	$15,777
(Loss) earnings per share (3)
Basic	$(0.14)	$(0.77)	$1.04	$0.71
Diluted	$(0.14)	$(0.77)	$1.03	$0.70
(1) Income from operations for the fiscal quarter ended January 31, 2014 was impacted by the recording of loss contract reserves of $7.1 million for three contracts accounted for under the Percentage of Completion method of revenue recognition.
(2) Our tax provision is subject to significant year over year and quarter-to-quarter variability. Due to the interim tax requirements, the Company recorded $29.9 million of income tax expense for the three months ended July 31, 2013 and $11.3 million of income tax benefit for the three months ended October 31, 2013. The Company recorded net reduction of income tax expense due to net reversals of uncertain tax position liabilities of $16.5 million for the three months ended January 31, 2014.
(3) Amounts may not total to annual earnings per share attributable to Comverse, Inc.'s stockholders because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

26.	SUBSEQUENT EVENTS
Agreement with Tech Mahindra
On April 14, 2015, the Company entered into a Master Service Agreement (the “MSA”) with Tech Mahindra Limited (“Tech Mahindra”) pursuant to which Tech Mahindra will perform certain services for the Company’s Digital Services business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for customers of the Company’s Digital Service business. In connection with the transaction, up to approximately 570 employees of the Company and its subsidiaries may be rehired by Tech Mahindra or its affiliates. However, under the terms of the MSA, where applicable, Tech Mahindra’s provision of such services (and any employee rehire) is contingent upon local decisions for Company entities to enter into the agreement on a country-by-country basis after the completion of all regulatory and compliance requirements under applicable law. Under the MSA, the Company is obligated to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The services under the MSA will start on June 1, 2015.
2015 Restructuring
In connection with the MSA, on April 14, 2015, the Company approved the commencement of a restructuring plan expected to include a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The plan is expected to be substantially completed by January 31, 2016. The aggregate cost of the plan is currently estimated to range from $10 million to $12 million in severance-related costs, which is expected to be accrued and paid by January 31, 2017.