Form 10-Q
period 2015-04-30
Comverse, Inc.
filed 2015-06-15
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 22,705,657 shares of the registrant’s common stock outstanding on June 1, 2015.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities.
In particular, we recently announced three material transactions:

•	the pending sale of our BSS business to Amdocs Limited;

•	execution of a master services agreement with Tech Mahindra pursuant to which Tech Mahindra will perform certain services for us on a global basis; and

•	The acquisition of Acision Global Limited (or Acision).
These transactions are subject to numerous risks and uncertainties, which include:

•	General disruption of the business and allocation of resources to completion of these transactions rather than sales and fulfillment efforts;

•	Loss of customers or delays in orders until the transactions are completed and operations normalize; and

•	Loss of key employees, employee unrest or distraction, or employee litigation or union or work council-related actions, including strikes or litigation.
The Tech Mahindra transaction poses additional risks such as:

•	Inability to transfer employees in certain jurisdictions immediately or at any time;

•	Failure to achieve the cost savings and other benefits anticipated; and

•	Material dependence on Tech Mahindra for critical functions and operations (including research and development, project deployment, delivery, maintenance, and support services).
The BSS sale transaction poses additional risks such as:

•	Delays in the transaction and anticipated benefits;

•
Termination of the transaction and loss of all anticipated benefits if closing conditions, such as third party consents, cannot be satisfied or other termination events occur, such as injunction preventing closure by or before a governmental authority;

•	Reduction in the purchase price as a result of breaches of representation, warranties or covenants, including those relating to certain third party consents to be achieved after closing;

•	Failure to meet performance standards under the post-closing Transition Services Agreement and/or losses from the fulfillment of our requirements under such agreement;

•	Difficulties in implementing restructuring initiatives necessary to reduce costs and expenses following the completion of the BSS sale transaction; and

•	Inability to re-invest the proceeds of the sale in our Digital Services or new businesses that are profitable or otherwise successful.
The Acision acquisition poses additional risks such as:

i

•	conditions to the closing of the transaction may not be satisfied, including receipt of the consent of the lenders under Acision’s $157 million senior credit facility;

•	problems may arise in successfully integrating the Acision business into our current business, which may result in our not operating as effectively and efficiently as expected;

•	we may be unable to achieve expected synergies or it may take longer than expected to achieve such synergies;

•	the transaction may involve unexpected costs or unexpected liabilities;

•	our business may suffer as a result of uncertainty surrounding the transaction; and

•	our industry may be subject to future regulatory or legislative actions that could adversely affect us.
In addition, we generally face the following operating and legal risks:

•	possible inability to stem declines in customer sales and related cash flows, and then begin to achieve growth in sales and cash flows;

•
possible inability to develop, produce and sell products and services that satisfy customer demands, that operate in their particular technology environments, and that comply with constantly changing standards, laws and regulations;

•
the generation of a significant portion of our revenue from two major customers could materially adversely affect our revenue, profitability and cash flows if we are unable to maintain or develop relationships with these customers, or if these customers reduce demand for our products;

•	pricing pressure on products and services arising out of customer demand for lower capital and operating costs;

•	competition from larger and more well capitalized businesses that have greater ability to lower their pricing to secure business;

•
the difficulty in reducing costs to match revenues (and in forecasting quarterly and annual product bookings), because a high percentage of orders are typically placed late in fiscal quarters or fiscal years, sales cycles are lengthy and unpredictable, and we are dependent on large projects that require material upfront investment for a large portion of our revenues;

•	any failure to timely implement restructuring alternatives designed to reduce costs when and as required to align with revenues;

•
costs associated with product or service implementation delays, performance issues, warranty claims and other liabilities (which may result in material quarter to quarter fluctuations especially in projects accounted for using the percentage-of-completion method);

•	decline or weakness in the global economy;

•	adverse conditions in the telecommunications industry that result in reduced spending or demand for our products and services;

•	our reliance on third-party subcontractors for important company functions;

•	supply shortage and/or interruptions in product supply due to our dependence on a limited number of suppliers and manufacturers for certain components and third-party software:

•	the risk that natural disasters, environmental issues or other force majeure events may harm our business;

•
the cost to comply with, and the consequences if we fail to comply with, the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act, environmental laws, and other laws or regulations that govern our business;

•	the loss of revenues and any costs to assert any infringement of our proprietary technology by a third party;

•	costs associated with (including potential loss of sales revenue) any infringement by us of the intellectual property of third parties, including through the use of free or open source software;

•	contractual obligations, including intellectual property indemnity provisions, that in some cases expose us to significant or uncapped liabilities;

ii

•	our dependence upon hiring and retaining highly qualified employees;

•	labor disruptions, union or work council actions, or similar events;

•
security breaches and other disruptions that could compromise our confidential information (whether at our facilities or those of third party providers or other business partners), or customer or supplier information;

•
risks associated with significant foreign operations and international sales, including the impact of geopolitical, economic and military conditions in foreign countries, operations in countries with a history of corruption or which are on various restricted lists, entering into transactions with foreign governments, compliance with laws that prohibit improper payments, and adverse fluctuations of currency exchange rates;

•
in particular, risks relating to our significant operations in Israel, including economic, political and/or military conditions in Israel and the Middle East, and uncertainties and restrictions relating to research and development grants and tax benefits;

•
risks related to the Share Distribution (defined below) including our obligation to indemnify Verint Systems Inc. in connection with the distribution; taxes of the prior consolidated group for periods ending on or before the Share Distribution date; and any legal infirmities related to the Share Distribution; and

•	limitations on our ability to use our net operating loss carryforwards, which would reduce our future cash flows, that could arise out of changes in ownership we cannot prevent.
Any of these risks could result in adverse effects to our operations and financial conditions, which would likely result in a decline in our stock price.
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on April 16, 2015 and Part II, Item 1A "Risk Factors" of this Quarterly Report. The documents and reports we file with the SEC are available through Comverse, or our website, www.comverse.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended April 30,
	2015	2014
Revenue:
Product revenue	$10,107	$17,010
Service revenue	35,598	48,072
Total revenue	45,705	65,082
Costs and expenses:
Product costs	12,953	9,895
Service costs	30,804	40,990
Research and development, net	8,280	8,359
Selling, general and administrative	19,873	25,560
Other operating expenses:
Restructuring expenses	3,408	1,872
Total other operating expenses	3,408	1,872
Total costs and expenses	75,318	86,676
Loss from operations	(29,613)	(21,594)
Interest income	84	115
Interest expense	(193)	(123)
Foreign currency transaction (loss) gain, net	(5,573)	2,019
Other income (expense), net	102	(52)
Loss before income tax expense	(35,193)	(19,635)
Income tax expense	(4,787)	(2,460)
Loss from continuing operations	(39,980)	(22,095)
Income from discontinued operations	13,319	5,964
Net loss	$(26,661)	$(16,131)
Weighted average common shares outstanding:
Basic & Diluted	21,865,326	22,293,980
(Loss) earnings per share - basic & diluted:
Continuing operations	$(1.83)	$(0.99)
Discontinued operations	0.61	0.27
	$(1.22)	$(0.72)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2015	2014
Net loss	$(26,661)	$(16,131)
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	2,695	(2,462)
Changes in accumulated OCI on cash flow hedges, net of tax	429	123
Other comprehensive income (loss), net of tax	3,124	(2,339)
Comprehensive loss	$(23,537)	$(18,470)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	April 30, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$136,096	$158,121
Restricted cash and bank deposits	36,054	35,802
Accounts receivable, net of allowance of $2,952 and $4,403, respectively	33,914	71,670
Inventories	17,550	17,817
Deferred cost of revenue	3,481	7,059
Deferred income taxes	14,314	13,781
Prepaid expenses	12,635	15,156
Other current assets	13,758	10,570
Assets held for sale	154,829	—
Total current assets	422,631	329,976
Property and equipment, net	39,825	49,230
Goodwill	67,585	151,217
Intangible assets, net	1,561	4,049
Deferred cost of revenue	20,305	30,437
Deferred income taxes	2,875	3,064
Long-term restricted cash	7,714	7,940
Other assets	15,365	30,439
Total assets	$577,861	$606,352
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$106,074	$121,720
Deferred revenue	116,738	185,323
Deferred income taxes	1,575	1,491
Income taxes payable	4,339	2,166
Liabilities held for sale	134,013	—
Total current liabilities	362,739	310,700
Deferred revenue	56,729	89,999
Deferred income taxes	51,034	56,815
Other long-term liabilities	114,539	135,456
Total liabilities	585,041	592,970
Commitments and contingencies
(Deficit) equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 22,695,729 and 22,591,411 shares, respectively; outstanding, 21,930,512 and 21,830,081 shares, respectively	227	226
Preferred stock, $0.01 par value - authorized, 100,000 shares	—	—
Treasury stock, at cost, 765,217 and 761,330 shares, respectively	(17,292)	(17,211)
Accumulated deficit	(73,051)	(46,390)
Additional paid in capital	48,990	45,935
Accumulated other comprehensive income	33,946	30,822
Total (deficit) equity	(7,180)	13,382
Total liabilities and (deficit) equity	$577,861	$606,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMVERSE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(26,661)	$(16,131)
Non-cash operating items:
Depreciation and amortization	4,927	4,739
Provision for doubtful accounts	86	254
Stock-based compensation expense	3,056	2,938
Deferred income taxes	(6,039)	1,150
Inventory write-downs	625	868
Other non-cash items, net	325	71
Changes in assets and liabilities:
Accounts receivable	(296)	(17,720)
Inventories	(475)	(2,652)
Deferred cost of revenue	2,554	5,822
Prepaid expense and other current assets	(8,603)	(11,173)
Accounts payable and accrued expense	13,280	(9,755)
Income taxes	2,122	(267)
Deferred revenue	2,757	3,404
Tax contingencies	(721)	2,479
Other assets and liabilities	(4,641)	374
Net cash used in operating activities	(17,704)	(35,599)
Cash flows from investing activities:
Purchases of property and equipment	(4,999)	(3,309)
Net change in restricted cash and bank deposits	(710)	(4,774)
Proceeds from asset sales	97	9
Net cash used in investing activities	(5,612)	(8,074)
Cash flows from financing activities:
Payment for repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(81)	(386)
Proceeds from exercises of stock options	—	40
Net cash used in financing activities	(81)	(346)
Effects of exchange rates on cash and cash equivalents	1,372	(465)
Net decrease in cash and cash equivalents	(22,025)	(44,484)
Cash and cash equivalents, beginning of period	158,121	254,580
Cash and cash equivalents, end of period	$136,096	$210,096
Non-cash investing transactions:
Accrued but unpaid purchases of property and equipment	$1,220	$3,887
Inventory transfers to property and equipment	$179	$1,020
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
The Company is a global provider of cloud-based and in-network services enablement and monetization software solutions for communication service providers (“CSPs”) and growing enterprises. The Company offers a suite of software solutions designed to support users’ connected lifestyles, and help its customers simplify and differentiate their offerings with faster time to value and less complexity.
The Company's Digital Services products are designed to help CSPs evolve to become Digital Service Providers and future-proof their offerings by monetizing the digital lifestyle of their subscribers. In addition, the Company continues to offer traditional VAS solutions, including voice and messaging services (including voicemail, visual voicemail, call completion, short messaging service (“SMS”), and multimedia picture and video messaging (“MMS”), and digital lifestyle services and Internet Protocol (“IP”) based rich communication services (including group chat, file transfer, video share, social, presence and geo-location information).
Amdocs Asset Purchase Agreement
On April 29, 2015, the Company entered into an Asset Purchase Agreement (the “Amdocs Purchase Agreement”) with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company agreed to sell substantially all of its assets required for operating the Company’s converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (the “BSS Business”) to the Purchaser, and the Purchaser has agreed to assume certain liabilities of the Company, in exchange for a cash purchase price of $272 million, subject to various purchase price adjustments (the “Asset Sale”).
The Amdocs Purchase Agreement contains customary representations and warranties of the parties and covenants of the Company. Under the terms of the Amdocs Purchase Agreement, upon the closing of the Asset Sale, $26 million of the purchase price will be deposited into escrow to fund potential indemnification claims and certain adjustments for a period of twelve (12) months following the closing. The Company and the Purchaser will also enter into other ancillary transaction documents at closing. The closing of the Asset Sale is subject to the applicable regulatory approvals and other closing conditions.
The Amdocs Purchase Agreement may be terminated prior to the closing of the Asset Sale upon certain events, including by written agreement of the Company and the Purchaser, or by either the Company or the Purchaser if the Asset Sale has not closed by August 29, 2015 or if a permanent injunction or other order prohibiting the closing has been issued by a governmental entity.
Pursuant to the Amdocs Purchase Agreement, the Company has agreed generally, but with some enumerated exceptions, to carry on its BSS Business in the ordinary course during the period from the date of the Amdocs Purchase Agreement to the completion of the Asset Sale.
In connection with the Amdocs Purchase Agreement, the Company and the Purchaser have also entered into a Transition Services Agreement (the “TSA”), which provides for several support services between the Company and the Purchaser in connection with the transition of the BSS Business to the Purchaser, and for various periods up to 12 months of services following the closing of the Asset Sale. Either party may terminate the TSA if the Amdocs Purchase Agreement is terminated. (see Note 18, Commitments and Contingencies)
Basis of Presentation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (the “2014 Form 10-K”) (see Note 14, Discontinued Operations).
The condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods ended April 30, 2015 and 2014, and the condensed consolidated balance sheet as of April 30, 2015 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

statement of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2014 Form 10-K. The results for the three months ended April 30, 2015 are not necessarily indicative of the results for the full fiscal year ending January 31, 2016.
Intercompany accounts and transactions within the Company have been eliminated.
Discontinued Operations
The BSS Business met the criteria to be classified as held for sale as well as discontinued operations. As such, the BSS Business has been reclassified and reflected as discontinued operations on the consolidated statements of operations for all periods presented. The estimated assets and liabilities related to BSS Business were reclassified and reflected as available for sale on the consolidated balance sheet at April 30, 2015.
Segment Information
Prior to entering into the Amdocs Purchase Agreement, the Company’s reportable segments consisted of BSS and Digital Services. As a result of entering into the Amdocs Purchase Agreement, the results of operations of the former BSS Business segment are classified as discontinued operations. Therefore, with the reported divestiture, the Company now operates as a single business segment the results of which are included in the Company's income statement from continuing operations.
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
In order to govern certain ongoing relationships between CTI and the Company after the Share Distribution and to provide mechanisms for an orderly transition, CTI and the Company entered into agreements pursuant to which certain services and rights are provided for following the Share Distribution, and CTI and the Company agreed to indemnify each other against certain liabilities that may rise from their respective businesses and the services that are provided under such agreements. Following the completion of CTI's merger with Verint Systems Inc. (“Verint”) discussed below, these obligations continue to apply between the Company and Verint (see Note 3, Share Distribution Agreements).
Upon completion of the Share Distribution, the Company's shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” On November 1, 2012 in connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards.
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (the "Escrow Release Date"), less any claims made on or prior to such date, to be released to the Company. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million. As of the closing of the Verint Merger, the Company recognized the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI. As of April 30, 2015, the indemnification liability is $3.7 million.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Acquisition of Acision
On June 15, 2015, the Company entered into an agreement (the “Acision Purchase Agreement”) with Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (the “Seller”) relating to the sale and purchase of Acision Global Limited, a private company formed under the laws of the United Kingdom (“Acision”). Pursuant to the Acision Purchase Agreement, the Company will acquire Acision for a purchase price consisting of approximately $135 million in cash (including certain earnout payments) and 3.13 million shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), subject to certain adjustments (the “Transaction”). The Transaction includes arrangements relating to the retention of funds in escrow to support any indemnification claims to the extent made by the Company. In addition, Acision, in consultation with the Company, will seek an amendment and waiver (the “Amendment”) to the credit agreement (the “Acision Credit Agreement”) governing Acision’s existing approximately $157 million senior credit facility (the “Acision Senior Debt”), pursuant to which the Acision Senior Debt will remain in place during the pendency of and following completion of the Transaction. Subject to provisions allowing the Company to secure alternative financing, both the Company and the Seller are permitted to terminate the Acision Purchase Agreement in the event the requisite lenders under the Acision Credit Agreement do not consent to the Amendment.
The Acision Purchase Agreement contains customary representations, warranties and covenants, by the parties thereto and completion of the Transaction as set forth therein is subject to certain closing conditions including (i) the completion of the Asset Sale to Amdocs Limited and (ii) the receipt of the requisite regulatory approvals and consents.
Each party has agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations. (See Note 19, Subsequent Events)
Acquisition of Solaiemes
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
Agreement with Tech Mahindra
On April 14, 2015, the Company entered into a Master Service Agreement (the “MSA”) with Tech Mahindra Limited (“Tech Mahindra”) pursuant to which Tech Mahindra will perform certain services for the Company’s Digital Services business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for customers of the Company’s Digital Service business. In connection with the transaction, up to approximately 570 employees of the Company and its subsidiaries may be rehired by Tech Mahindra or its affiliates. However, under the terms of the MSA, where applicable, Tech Mahindra’s provision of such services (and any employee rehire) is contingent upon local decisions for Company entities to enter into the agreement on a country-by-country basis after the completion of all regulatory and compliance requirements under applicable law. Under the MSA, the Company is obligated to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The services under the MSA started on June 1, 2015. For more information, see Note 18, Commitments and Contingencies.
The Company has the right to terminate the MSA for convenience subject to the payment of certain termination fees. The Company may terminate the MSA upon certain material breaches, certain material performance failures or violations of applicable law by Tech Mahindra without termination fees. Tech Mahindra may terminate the MSA upon certain material breaches by the Company, including the failure to pay undisputed amounts. Upon any termination or expiration, Tech Mahindra

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

will provide reverse transition services to transition the services being provided by Tech Mahindra pursuant to the MSA back to the Company or its designee. The MSA contains certain indemnification provisions by both Comverse and Tech Mahindra.
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

•	Fair value of stock-based compensation;

•	Fair value of reporting unit for the purpose of goodwill impairment testing;

•	Fair value of long-lived assets and asset groups;

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on percentage-of-completion (“POC”) projects;

•	Valuation of inventory;

•	Israel employees severance pay;

•	Allowance for doubtful accounts; and

•	Valuation of other intangible assets.
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
The Company makes judgments about the recoverability of long-lived assets, including fixed assets and purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. Each period we evaluate the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation or amortization. If circumstances arise that indicate an impairment may exist, we use an estimate of the undiscounted value of expected future operating cash flows over the primary asset’s remaining useful life and salvage value to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows and salvage values are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined using the discounted cash flow ("DCF") method. Application of the DCF method for long-lived assets requires judgment and assumptions related to the amount and timing of future expected cash flows, salvage value assumptions, and appropriate discount rates. Different judgments or assumptions could result in materially different fair value estimates. During the three months ended April 30, 2015, the Company assessed its Digital Services asset group for impairment and determined no impairment was indicated.
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
As a result of the Amdocs Purchase Agreement for the sale the BSS Business, the Company performed an interim goodwill test in conjunction with the preparation of its financial statements for the three months ended April 30, 2015 which did not result in an impairment (see Note 5, Goodwill).
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
The change in profit estimate for those projects accounted for under the percentage of completion method where a loss provision was recorded, negatively impacted income from operations by $0.1 million and $1.5 million during the three months ended April 30, 2015 and 2014, respectively.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is currently classified as an emerging growth company as defined under the JOBS Act. Emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. The Company has elected to follow the required adoption dates for private companies. Therefore, the adoption dates below reflect the Company's current classification.
Standards To Be Implemented
In April 2014, the FASB issued and Accounting Standards update for Presentation of Financial Statements, Property, Plant, and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance will be effective for the Company for the annual reporting period fiscal year ended January 31, 2016 and interim periods thereafter. The Company is currently following the previous guidance and is evaluating the impact of the adoption of this accounting standard update on its financial statements.
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

4.	INVENTORIES
Inventories consist of the following:

	April 30,	January 31,
	2015	2015
	(In thousands)
Raw materials	$8,153	$10,455
Work in process	9,397	7,362
	$17,550	$17,817

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	GOODWILL
The changes in the carrying amount of goodwill for the three months ended April 30, 2015 are as follows:

(In thousands)
Goodwill, gross, at January 31, 2015	$313,277
Accumulated impairment losses at January 31, 2015	(162,060)
Goodwill, net, at January 31, 2015	151,217
BSS Business Goodwill reclassified to available for sale (1)	(83,699)
Effect of changes in foreign currencies and other	67
Goodwill, net, at April 30, 2015	$67,585
Balance at April 30, 2015
Goodwill, gross, at April 30, 2015	$224,040
Accumulated impairment losses at April 30, 2015	(156,455)
Goodwill, net, at April 30, 2015	$67,585
(1) The BSS Business Goodwill was reclassified and reflected as available for sale on the consolidated balance sheet at April 30, 2015 (see Note 14, Discontinued Operations).
The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. Under the Company's current segment structure, the BSS and Digital Services segments have been evaluated and it has been determined that for each segment the fair value significantly exceeds the book value.
As a result of the Amdocs Purchase Agreement for the sale the BSS Business, the Company performed an interim goodwill test in conjunction with the preparation of its financial statements for the three months ended April 30, 2015.
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
BSS Reporting Unit
Step one of the quantitative goodwill interim impairment test for the three months ended April 30, 2015 resulted in the determination that the estimated fair value of BSS significantly exceeded its carrying amount, including goodwill. Accordingly, the second step was not required for this reporting unit.
Digital Services Reporting Unit
Step one of the quantitative goodwill impairment interim test resulted in the determination that the estimated fair value of Digital Services exceeded its carrying amount, including goodwill; however a step two analysis was performed on the reporting unit due to the negative carrying value of continuing assets and liabilities following the classification of BSS as an asset held for sale. The fair value of the goodwill as calculated under Step two of the impairment test exceeded the carrying value as recorded.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

	April 30,	January 31,
	2015	2015
	(In thousands)
Acquired technology
Gross carrying amount	$1,822	$99,833
Customer relationships	—	35,499
Trade names	—	3,400
Total intangible assets	1,822	138,732

Accumulated amortization	261	98,175
Customer relationships	—	33,108
Trade names	—	3,400
	261	134,683
Total (1)	$1,561	$4,049
(1) The BSS Business intangible assets were reclassified and reflected as available for sale on the consolidated balance sheet at April 30, 2015 (see Note 14, Discontinued Operations).
Amortization of intangible assets was $0.1 million for the three months ended April 30, 2015. There were no impairments of intangible assets for the three months ended April 30, 2015 and 2014.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2016 (remainder of fiscal year)	$264
2017	349
2018	316
2019	316
2020 and thereafter	316
$1,561

7.	OTHER ASSETS
Other assets consisted of the following:

	April 30,	January 31,
	2015	2015
	(In thousands)
Severance pay fund (1)	$11,614	$25,759
Deposits	2,448	2,776
Other (2)	1,303	1,904
	$15,365	$30,439

(1)
Represents deposits into insurance policies to fund severance liability of the Company's Israeli employees (see Note 12, Other Long-Term Liabilities). As a result of entering into a MSA with Tech Mahindra, the Company has re-classified $11.9 million in severance pay long-term assets to Other current assets as of April 30, 2015.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(2)	Includes a $1.2 million cost-method investment in a subsidiary of a significant customer at each of April 30, 2015 and January 31, 2015.

8.	RESTRUCTURING
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
2015 Initiatives
During the three months ended April 30, 2015, the Company approved the commencement of a restructuring plan primarily in connection with the MSA with Tech Mahindra which is expected to include a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate cost of the plan is currently estimated at $15 million in severance-related costs, which is expected to be accrued and paid by January 2017. During the three months ended April 30, 2015, the Company recorded severance-related costs of $4.1 million and paid $0.5 million.
2014 Initiatives
During the fiscal year ended January 31, 2015, the Company commenced certain initiatives with a plan to further restructure its operations towards aligning operating costs and expenses with anticipated revenue. On September 9, 2014, the Company commenced an expansion of its previously disclosed 2014 restructuring plan. The restructuring plan has been facilitated by efficiencies gained through initiatives implemented in recent fiscal periods and the expectation that software will account for a higher portion of the Company's revenue in future periods. The restructuring is designed to align operating costs and expenses with currently anticipated revenue. The restructuring plan (as expanded) includes a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. In relation to this restructuring plan, the Company recorded severance-related and facilities-related costs of $13.0 million and $2.4 million, respectively, for the fiscal year ended January 31, 2015. During the three months ended April 30, 2015, the Company paid severance and facilities-related costs of $1.2 million and $0.4 million, respectively. The remaining severance-related and facilities-related costs accrued under the plan are expected to be paid by July, 2015 and December, 2024, respectively.
During the fiscal year ended January 31, 2015, the Company recognized a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives.
Fourth Quarter 2012 Initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. During the three months ended April 30, 2015, the Company paid facilities-related costs of $0.3 million. The remaining facilities-related costs accrued under this plan are expected to be paid by October 2019.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Netcentrex 2010 and 2011 Initiatives
During the fiscal years ended January 31, 2011 and 2012, management, as part of initiatives to improve focus on the Company’s core business and to maintain its ability to face intense competitive pressures in its markets, approved the first phase of a restructuring plan to eliminate staff positions primarily located in France.
The following tables represent a roll forward of the workforce reduction and restructuring activities noted above for the three months ended April 30, 2015 and 2014:

	2015 Initiative		2014 Initiative		Fourth Quarter 2012 Initiative	Third Quarter 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Facilities Related	Facilities Related	Total
	(In thousands)
January 31, 2015	$—	$—	$2,843	$1,837	$2,872	$214	$7,766
Expenses (1)	4,097	161	23	40	19	6	4,346
Change in assumptions	—	—	(482)	93	18	—	(371)
Translation and other adjustments	(1)	—	—	—	—	—	(1)
Paid or utilized	(508)	(130)	(1,217)	(374)	(284)	(49)	(2,562)
April 30, 2015	$3,588	$31	$1,167	$1,596	$2,625	$171	$9,178
(1) Includes restructuring expense associated with BSS employees of $0.6 million for the three months ended April 30, 2015.

	2014 Initiative	Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative	Netcentrex 2010 and 2011 Initiative
	Severance Related	Severance Related	Facilities Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2014	$—	$1,062	$5,728	$390	$50	$15	$7,245
Expenses (1)	2,751	38	25	6	—	—	2,820
Change in assumptions	—	(18)	(59)	—	—	—	(77)
Translation and other adjustments	—	—	—	—	—	—	—
Paid or utilized	(1,657)	(892)	(307)	(49)	(2)	—	(2,907)
April 30, 2014	$1,094	$190	$5,387	$347	$48	$15	$7,081
(1) Includes restructuring expense associated with BSS employees of $0.9 million for the three months ended April 30, 2014.

9.	DEBT
Spain Government Sponsored Loans
On August 1, 2014, the Company assumed in connection with the acquisition of Solaiemes approximately $1.4 million of debt. The debt consists of Spain government sponsored loans extended for research and development projects. The loans are subject to certain acceleration clauses which are not considered probable of being triggered. As of April 30, 2015 and January 31, 2015, the balance of outstanding debt classified in accounts payable and accrued expense and long-term liabilities are as follows:

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(In thousands)	April 30, 2015	January 31, 2015
3.98% note due 2017	$215	$216
0.53% note due 2018	310	312
2.48% notes due 2018	118	118
3.95% note due 2020	84	84
0% note due 2022	397	400
	1,124	1,130
Less: current portion	132	132
Long-term debt	$992	$998
Aggregate debt maturities for each of the succeeding fiscal years are as follows:

Fiscal Years Ending January 31,	(In thousands)
2016 (remainder of fiscal year)	$132
2017	257
2018	260
2019	247
2020 and thereafter	228
$1,124
Comverse Ltd. Lines of Credit
As of April 30, 2015 and January 31, 2015, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2015 and January 31, 2015, Comverse Ltd. had utilized $15.3 million and $19.5 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of April 30, 2015 and January 31, 2015, Comverse Ltd. had an additional line of credit with a bank for $10.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2015 and January 31, 2015, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2015 and January 31, 2015, Comverse Ltd. had utilized $6.5 million and $6.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and “Long-term restricted cash” included within the condensed consolidated balance sheets as of April 30, 2015 and January 31, 2015.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the three months ended April 30, 2015 and 2014, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assesses the counterparty credit risk for each party prior to entering into its derivative financial instruments and in valuing the derivative instruments for the periods presented.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Forward Contracts
During the three months ended April 30, 2015 and 2014, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar and the new Israeli shekel to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). Such amounts are reclassified to the statements of operations when the effects of the item being hedged are recognized. The Company’s derivatives outstanding as of April 30, 2015 are short-term in nature and are due to contractually settle within the next twelve months.
The following tables summarize the Company’s derivative positions and their respective fair values:

	April 30, 2015
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$25,362	Prepaid expenses and other current assets	$312
Total assets			$312

	January 31, 2015
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Liabilities
Derivatives designated as hedging instruments
Short-term foreign currency forward	$31,123	Other current liabilities	$117
Total liabilities			$117
The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	Three Months Ended April 30, 2015
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$322	$(107)	$—
Total	$322	$(107)	$—

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended April 30, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Reclassified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$251	$128	$—
Total	$251	$128	$—
There were no gains or losses from ineffectiveness of these hedges recorded for the three months ended April 30, 2015 and 2014.

11.	FAIR VALUE MEASUREMENTS
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2015 and 2014.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	April 30, 2015
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$15,401	$—	$—	$15,401
Derivative assets	—	312	—	312
	$15,401	$312	$—	$15,713

	January 31, 2015
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$20,401	$—	$—	$20,401
	$20,401	$—	$—	$20,401
Financial Liabilities:
Embedded derivatives	$—	$117	$—	$117
	$—	$117	$—	$117

(1)	Money market funds are classified in “Cash and cash equivalents” within the condensed consolidated balance sheets.
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

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	April 30,	January 31,
	2015	2015
	(In thousands)
Liability for severance pay (1)	$17,235	$36,166
Tax contingencies	85,803	85,782
Long-term debt	992	998
Other long-term liabilities	10,509	12,510
Total	$114,539	$135,456
(1) As a result of entering into a MSA with Tech Mahindra, the Company has re-classified $15.6 million in severance pay long-term liabilities to Accounts payable and accrued expense as of April 30, 2015.
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
A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amounts of $11.6 million and $25.8 million as of April 30, 2015 and January 31, 2015, respectively.
Severance pay expenses pursuant to Israel’s Severance Pay Law were as follows:

	Three Months Ended April 30,
	2015	2014
	(In thousands)
Increase due to passage of time	$754	$1,034
Increase due to salary increase	126	227
Reversal due to voluntary termination of employee	(105)	(147)
Loss (gain) from change in fund value	(23)	25
Total operating expense due to Israeli Severance Law	$752	$1,139

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.STOCK-BASED COMPENSATION
2012 Stock Incentive Compensation Plan
In October 2012, in connection with the Share Distribution the Company adopted the Comverse, Inc. 2012 Stock Incentive Compensation Plan (the "2012 Incentive Plan"). The 2012 Incentive Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance-based compensation awards and other stock-based awards (referred to collectively as the "Awards") based on shares of the Company's common stock (referred to as "Shares"). The Company's employees, non-employee directors and consultants as well as employees and consultants of its subsidiaries and affiliates are eligible to receive Awards.
A total of 2.5 million Shares are reserved for issuance under future Awards to be granted under the 2012 Incentive Plan following the effective date of the plan (referred to as the "Future Awards").
As of April 30, 2015, stock options to purchase 1,048,211 Shares and additional Awards covering 470,577 Shares were outstanding. As of April 30, 2015, an aggregate of 1,202,768 Future Awards are available for future grant under the 2012 Incentive Plan.
Share-Based Awards
Stock-based compensation expense associated with awards for the three months ended April 30, 2015 and 2014 included in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2015	2014
	(In thousands)
Stock options:
Service costs	$21	$41
Research and development	49	39
Selling, general and administrative	617	383
	687	463
Restricted/Deferred stock awards:
Service costs	762	929
Research and development	216	318
Selling, general and administrative	1,391	1,228
	2,369	2,475
Total (1)	$3,056	$2,938
(1) Includes stock-based compensation expense associated with awards granted to BSS employees of $0.7 million and $0.8 million, respectively, for the three months ended April 30, 2015 and 2014.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (“RSUs”) and stock options to certain key employees and director stock unit awards (“DSUs”) to non-employee directors (such RSUs and DSUs collectively referred to as “Restricted Awards”). For the three months ended April 30, 2015 and 2014, the Company did not grant any Restricted Awards or stock options.
During the three months ended April 30, 2014, 1,365 were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these Shares were negligible. For the three months ended April 30, 2015, there were no shares issued upon exercise of stock options under the 2012 Incentive Plan.
The fair market value of the Company's Restricted Awards that vested during the three months ended April 30, 2015 and 2014, was $2.2 million and $6.1 million, respectively.
As of April 30, 2015, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $7.0 million, which is expected to be recognized over a weighted-average period of 1.78 years.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company's outstanding stock options as of April 30, 2015 include unvested stock options to purchase 669,151 Shares with a weighted-average grant date fair value of $9.19, an expected term of 4.0 years and a total fair value of $6.1 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase Shares was $3.7 million, which is expected to be recognized over a weighted-average period of 1.78 years.

14.	DISCONTINUED OPERATIONS
Amdocs Asset Purchase Agreement
The Company decided to sell its BSS Business in order to focus on its existing Digital Services business including IP communication which is expected to experience growth.
On April 29, 2015, the Company entered into a Amdocs Purchase Agreement with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company agreed to sell substantially all of its assets required for operating the Company’s converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (the “BSS Business”) to the Purchaser, and the Purchaser has agreed to assume certain liabilities of the Company, in exchange for a cash purchase price of $272 million, subject to various purchase price adjustments.
The Amdocs Purchase Agreement contains customary representations and warranties of the parties and covenants of the Company. Under the terms of the Amdocs Purchase Agreement, upon the closing of the Asset Sale, $26 million of the purchase price will be deposited into escrow to fund potential indemnification claims and certain adjustments for a period of twelve (12) months following the closing. The Company and the Purchaser will also enter into other ancillary transaction documents at closing. The closing of the Asset Sale is subject to the applicable regulatory approvals and other closing conditions.
The Amdocs Purchase Agreement may be terminated prior to the closing of the Asset Sale upon certain events, including by written agreement of the Company and the Purchaser, or by either the Company or the Purchaser if the Asset Sale has not closed by August 29, 2015 or if a permanent injunction or other order prohibiting the closing has been issued by a governmental entity.
Pursuant to the Amdocs Purchase Agreement, the Company has agreed generally, but with some enumerated exceptions, to carry on its BSS Business in the ordinary course during the period from the date of the Amdocs Purchase Agreement to the completion of the Asset Sale.
In connection with the Amdocs Purchase Agreement, the Company and the Purchaser have also entered into a Transition Services Agreement (the “TSA”), which provides for several support services between the Company and the Purchaser in connection with the transition of the BSS Business to the Purchaser, and for various periods up to 12 months of services following the closing of the Asset Sale. Either party may terminate the TSA if the Amdocs Purchase Agreement is terminated.
The BSS Business met the criteria to be classified as held for sale as well as discontinued operations. As such, the BSS Business has been reclassified and reflected as discontinued operations on the consolidated statements of operations for all periods presented. The estimated assets and liabilities related to BSS Business were reclassified and reflected as available for sale on the consolidated balance sheet at April 30, 2015.
Upon completion of the sale, the Company will pay a commission of approximately $4.0 million to its advisors.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The table below provides a breakout of the discontinued operations statements of operations.

	Three Months Ended April 30,
	2015	2014
Revenue:
Product revenue	$9,473	$10,346
Service revenue	39,115	43,703
Total revenue	48,588	54,049
Costs and expenses:
Product costs	5,833	4,910
Service costs	22,676	24,669
Research and development, net	4,150	7,173
Selling, general and administrative	7,154	8,584
Other operating expenses:
Restructuring expenses	567	871
Total other operating expenses	567	871
Total costs and expenses	40,380	46,207
Income from operations	8,208	7,842
Benefit (provision) for income taxes	5,111	(1,878)
Net income from discontinued operations	$13,319	$5,964

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Components of assets and liabilities held for sale (in thousands):

April 30, 2015
ASSETS
Current assets:
Accounts receivable, net of allowance of $653	$38,315
Deferred cost of revenue	4,042
Other current assets	8,345
Total current assets	50,702
Property and equipment, net	8,794
Goodwill	83,797
Intangible assets, net	1,700
Deferred cost of revenue	7,114
Other assets	2,722
Total assets	$154,829
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28,725
Deferred revenue	73,334
Total current liabilities	102,059
Deferred revenue	27,738
Other long-term liabilities	3,549
Total liabilities	$133,346

Stock-based compensation expense associated with awards for the three months ended April 30, 2015 and 2014 included in the discontinued operations statements of operations is as follows:

	Three Months Ended April 30,
	2015	2014
	(In thousands)
Stock options:
Service costs	$5	$1
Research and development	—	4
Selling, general and administrative	43	25
	48	30
Restricted/Deferred stock awards:
Service costs	376	419
Research and development	49	149
Selling, general and administrative	206	187
	631	755
Total (1)	$679	$785

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

15.	(DEFICIT) EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of (deficit) equity are as follows:

	Three Months Ended April 30,
	2015	2014
	(In thousands)
Balance, January 31	$13,382	$32,810
Net loss	(26,661)	(16,131)
Unrealized gain for cash flow hedge positions, net of reclassification adjustments and net of zero tax	429	123
Foreign currency translation adjustment	2,695	(2,462)
Stock-based compensation expense	3,056	2,938
Exercises of stock options	—	40
Repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(81)	(386)
Balance, April 30	$(7,180)	$16,932
Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income (“AOCI”), net of zero tax, were as follows (in thousands, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2015	$30,939	$(117)	$30,822
Other comprehensive income before reclassifications	2,695	322	3,017
Amounts reclassified from AOCI	—	107	107
Other comprehensive income	2,695	429	3,124
Balance as of April 30, 2015	$33,634	$312	$33,946

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2014	$23,274	$58	$23,332
Other comprehensive (loss) income before reclassifications	(2,462)	251	(2,211)
Amounts reclassified from AOCI	—	(128)	(128)
Other comprehensive (loss) income	(2,462)	123	(2,339)
Balance as of April 30, 2014	$20,812	$181	$20,993

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The amounts of unrealized losses (gains) on cash flow hedges reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated condensed statements of operations, with presentation location, were as follows:

	Three Months Ended April 30,
	2015	2014
	(In thousands)
Cost of revenue	$47	$(62)
Research and development, net	20	(19)
Selling, general and administrative	40	(47)
Total	$107	$(128)
Net Operating Loss Rights Agreement
Effective April 29, 2015, the Company's Board of Directors adopted a rights plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of common stock. The dividend is payable to our stockholders of record as of May 11, 2015.
The Company's Board of Directors adopted the Rights Plan in an effort to protect stockholder value by attempting to diminish the risk that the Company's ability to use its net operating losses and unrealized losses (collectively, the “NOLs”) to reduce potential future federal income tax obligations may become substantially limited. The Company has experienced and may continue to experience substantial operating losses, including realized losses for tax purposes from sales inventory previously written down for financial statement purposes, which would produce NOLs. Under the Internal Revenue Code and regulations promulgated by the U.S. Treasury Department, the Company may “carry forward” these NOLs in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, the Company projects to be able to carry forward a significant amount of NOLs, and therefore these NOLs could be a substantial asset to the Company. However, if the Company experiences an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, the ability to use the NOLs, including NOLs later arising from sales inventory previously written down, will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.
The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock (an “Acquiring Person”) without the approval of the Company's Board of Directors. Stockholders who own 4.9% or more of our outstanding common stock as of the close of business on May 11, 2015 will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of common stock or (ii) fall under 4.9% ownership of common stock and then re-acquire 4.9% or more of the common stock of the Company. The Rights Plan does not exempt any future acquisitions of common stock by such persons. Any rights held by an Acquiring Person are void and may not be exercised. The Board of Directors may, in its sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan.
The Company's Board of Directors authorized the issuance of one right per each outstanding share of our common stock payable to our stockholders of record as of May 11, 2015. Subject to the terms, provisions and conditions of the Rights Plan, if the rights become exercisable, each right would initially represent the right to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $100.00 (the “Purchase Price”). If issued, each fractional share of preferred stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights.
The rights and the Rights Plan will expire on the earliest of (i) April 29, 2018, (ii) the time at which the rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Code or any successor statute if the Board of Directors determines that the Rights Agreement is no longer necessary for the preservation of Tax Benefits, (v) the beginning of a taxable year of the Company to which the Board of Directors determines that no Tax Benefits may be carried forward and (vi) April 29, 2016 if Stockholder Approval has not been obtained.
The Company submitted the Rights Plan for stockholder approval at the 2015 Annual Meeting of Stockholders scheduled for June 24, 2015.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

16.	LOSS PER SHARE
Basic loss per share is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted loss per share attributable to the Company's stockholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested Restricted Awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.

The calculation of loss per share is as follows:

	Three Months Ended April 30,
	2015	2014
	(In thousands, except per share data)
Numerator:
Net loss attributable to continuing operations	$(39,980)	$(22,095)
Net earnings attributable to discontinued operations	13,319	5,964
Denominator:
Basic & diluted weighted average common shares outstanding	21,865	22,294
(Loss) earnings per share basic and diluted:
Loss per share from continuing operations	$(1.83)	$(0.99)
Earnings per share from discontinued operations	0.61	0.27
Basic and diluted loss per share	$(1.22)	$(0.72)

As a result of the Company’s net loss during the three months ended April 30, 2015 and 2014, the diluted earnings per share computation excludes 0.1 million and 0.3 million shares, respectively, of stock-based awards from the calculations because their inclusion would have been anti-dilutive.

17.	INCOME TAXES
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
The Company recorded an income tax expense from operations of $4.8 million for the three months ended April 30, 2015, representing an effective tax rate of (13.6)% compared with an income tax expense from operations of $2.5 million, representing an effective tax rate of (12.5)% for the three months ended April 30, 2014. During the three months ended April 30, 2015 and 2014, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of the Company's U.S. and foreign tax jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in the Company's effective tax rate for the three months ended April 30, 2015, compared to the three months ended April 30, 2014 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions incurring losses.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a tax jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign tax jurisdictions. During the three months ended April 30, 2015, the Company reassessed its valuation allowance requirements taking into consideration the Share

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal. When we complete the disposition of the BSS business, which met the held-for-sale criteria in ASC 360 as of April 30, 2015, we will reevaluate whether, based on the existing positive and negative evidence at that time, a portion or all of the valuation allowance maintained against our deferred tax assets may be released.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of April 30, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $85.8 million (see Note 12, Other Long-Term Liabilities). The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of April 30, 2015 could decrease by approximately $36.0 million within the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties was $39.4 million as of April 30, 2015.
As of January 31, 2015, the Company operated in Israel under a “Preferred Enterprise” program pursuant to the Law for Encouragement of Capital Investments, 1959, subject to an alternative income tax rate of 16%. In the first quarter of the fiscal year ended January 31, 2016, the Company entered into a master service agreement with Tech Mahindra (India). Following this agreement, the company is not expected to fulfill the direct local manufacturing employment requirement of the program. Accordingly, the alternative income tax rate of 16% no longer applies and the general corporate income tax rate of 26.5% is applicable for the entire fiscal year ended January 31, 2016. The change in corporate income tax rate results in a $48.5 million increase to the fiscal year ended January 31, 2016 opening net deferred tax assets and to offsetting valuation allowance, with no net impact on income tax expense.

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
The mediation process ended without success. According to the parties’ consent to submit summations in the motion to certify the claims as a class action, including the certification of the class of plaintiffs, the court held the following dates for submission of summations: Summations on behalf of the plaintiffs were submitted on August 31, 2014; Summations on behalf of the defendants were submitted on November 20, 2014; and summations of response by the plaintiffs were submitted on December 30, 2014. On February 9, 2015, the Judge presiding over the case recused herself due to a conflict of interests. On March 30, 2015, the plaintiffs filed a motion to the Court seeking to have the case assigned to a new presiding Judge and as a result on April 4, 2015 a new presiding judge was assigned to the case. The parties are now awaiting for the Court’s decision.
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
Amdocs Asset Purchase Agreement
On April 29, 2015, the Company entered into a Purchase Agreement with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company agreed to sell substantially all of its assets required for operating the Company’s BSS Business to the Purchaser, and the Purchaser has agreed to assume certain liabilities of the Company, in exchange for a cash purchase price of $272 million, subject to various purchase price adjustments.
The Amdocs Purchase Agreement contains customary representations and warranties of the parties and covenants of the Company. Under the terms of the Amdocs Purchase Agreement, upon the closing of the Asset Sale, $26 million of the purchase price will be deposited into escrow to fund potential indemnification claims and certain adjustments for a period of twelve (12) months following the closing. The Company and the Purchaser will also enter into other ancillary transaction documents at closing. The closing of the Asset Sale is subject to the applicable regulatory approvals and other closing conditions.
Agreement with Tech Mahindra
On April 14, 2015, the Company entered into a MSA with Tech Mahindra pursuant to which Tech Mahindra will perform certain services for the Company’s Digital Services business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for customers of the Company’s Digital Service business. In connection with the transaction, up to approximately 570 employees of the Company and its subsidiaries may be rehired by Tech Mahindra or its affiliates. However, under the terms of the MSA, where applicable, Tech Mahindra’s provision of such services (and any employee rehire) is contingent upon local decisions for Company entities to enter into the agreement on a country-by-country basis after the completion of all regulatory and compliance requirements under applicable law. Under the MSA, the Company is obligated to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The Company's expected obligation is $23 million, $40 million, $39 million, $36 million, $32 million, $29 million and $12 million, for fiscal years ended January 31, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively. The services under the MSA started on June 1, 2015.
The Company has the right to terminate the MSA for convenience subject to the payment of certain termination fees. The Company may terminate the MSA upon certain material breaches, certain material performance failures or violations of applicable law by Tech Mahindra without termination fees. Tech Mahindra may terminate the MSA upon certain material breaches by the Company, including the failure to pay undisputed amounts. Upon any termination or expiration, Tech Mahindra will provide reverse transition services to transition the services being provided by Tech Mahindra pursuant to the MSA back to the Company or its designee. The MSA contains certain customary indemnification provisions by both Comverse and Tech Mahindra.

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2015 and January 31, 2015, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $24.5 million and $29.0 million as of April 30, 2015 and January 31, 2015, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through May 30, 2016.
Legal Proceedings
From time to time, the Company and its subsidiaries are subject to claims in legal proceedings arising in the normal course of business. The Company does not believe that it or its subsidiaries are currently party to any pending legal action not described herein or disclosed in the consolidated financial statements that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of April 30, 2015, the total amounts related to the reserved portion of the tax and labor contingencies was $0.1 million and the unreserved portion of the tax and labor contingencies totaled approximately $7.6 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of April 30, 2015, the Company had $5.4 million of deposits, included in Long-term restricted cash, with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.

19.	SUBSEQUENT EVENTS
On June 15, 2015, the Company entered into an agreement (the “Acision Purchase Agreement”) with Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (the “Seller”) relating to the sale and purchase of Acision Global Limited, a private company formed under the laws of the United Kingdom (“Acision”). Acision is a provider of messaging software solutions to CSPs and enterprises, including SMSC, MMS, IM and IP messaging. The Company acquired Acision to complement its solution portfolio, enhance its market leadership, penetrate growth markets and improve its operational efficiency.
Pursuant to the Acision Purchase Agreement, the Company will acquire all of the equity securities of and voting interests in Acision for a purchase price consisting of approximately $135 million in cash, certain earnout payments (as discussed below) and 3.13 million shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”) which will be issued in a private placement transaction conducted pursuant to Section 4(a)(2) or Regulation S under the Securities Act of 1933, as amended, subject to certain adjustments (the “Transaction”). The Company expects to finance the cash portion of the purchase price with cash-on-hand. The parties have further agreed that an amount up to $35 million of cash

COMVERSE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

consideration will be subject to an earnout, contingent on the achievement of certain revenue objectives by certain of the Acision’s business lines. To secure claims the Company may have under the Acision Purchase Agreement, $10 million of the initial cash consideration will be retained in escrow, which amount will be increased in the event that further consideration is triggered under the earnout, up to a total maximum aggregate escrow retention of $25 million. Such funds will be released to the Seller two years after completion of the Transaction, subject to any claims. In addition, Acision, in consultation with the Company will seek an amendment and waiver (the “Amendment”) to Acision’s credit agreement (the “Acision Credit Agreement”) governing Acision’s existing $157 million senior credit facility (the “Acision Senior Debt”), pursuant to which the Acision Senior Debt will remain in place during the pendency of and following completion of the Transaction. Subject to provisions allowing the Company to secure alternative financing, both the Company and the Seller are permitted to terminate the Purchase Agreement in the event the requisite lenders under the Acision Credit Agreement do not consent to the Amendment. Pursuant to the terms of the Acision Credit Agreement the Acision Senior Debt bears interest at a rate per annum, at the option of the Acision, of either (i) a customary adjusted Eurocurrency interest rate plus 9.75% or (ii) a customary base rate plus 8.75%, and matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, the Company has agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt.
The Acision Purchase Agreement contains customary representations, warranties and covenants, by the parties thereto and completion of the Transaction as set forth therein is subject to certain closing conditions including (i) the completion of the sale of the substantial majority of the Company’s BSS business to Amdocs Limited in accordance with the Amdocs Purchase Agreement and (ii) the receipt of the requisite approvals and consents of certain local regulatory authorities in respect of the Transaction. Assuming the satisfaction or waiver of the closing conditions, the Transaction is expected to close no later than the end of the third calendar quarter in 2015.
Each party has agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in Part IV, Item 15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (or the 2014 Form 10-K) and the condensed consolidated financial statements and related notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” on page i of this Quarterly Report. Percentages and amounts within this section may not calculate due to rounding differences.
EXECUTIVE SUMMARY
Overview
We are a global provider of cloud-based and in-network services enablement and monetization software solutions for communication service providers (or CSPs) and growing enterprises. We offer a suite of software solutions designed to support users’ connected lifestyles, and help our customers simplify and differentiate their offerings with faster time to value and less complexity.
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
Amdocs Asset Purchase Agreement
On April 29, 2015, we entered into an Asset Purchase Agreement (or the Amdocs Purchase Agreement) with Amdocs Limited, a Guernsey company (or Purchaser). Pursuant to the Amdocs Purchase Agreement, we agreed to sell substantially all of our assets required for operating our converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (or BSS Business) to the Purchaser, and the Purchaser has agreed to assume certain liabilities of ours, in exchange for a cash purchase price of $272 million, subject to various purchase price adjustments (or the Asset Sale).
The Amdocs Purchase Agreement contains customary representations and warranties of the parties and covenants of ours. Under the terms of the Amdocs Purchase Agreement, upon the closing of the Asset Sale, $26 million of the purchase price will be deposited into escrow to fund potential indemnification claims and certain adjustments for a period of twelve (12) months following the closing. We and the Purchaser will also enter into other ancillary transaction documents at closing. The closing of the Asset Sale is subject to the applicable regulatory approvals and other closing conditions.
The Amdocs Purchase Agreement may be terminated prior to the closing of the Asset Sale upon certain events, including by written agreement of ours and the Purchaser, or by either us or the Purchaser if the Asset Sale has not closed by August 29, 2015 or if a permanent injunction or other order prohibiting the closing has been issued by a governmental entity.
Pursuant to the Amdocs Purchase Agreement, we have agreed generally, but with some enumerated exceptions, to carry on its BSS Business in the ordinary course during the period from the date of the Amdocs Purchase Agreement to the completion of the Asset Sale.
In connection with the Amdocs Purchase Agreement, we and the Purchaser have also entered into a Transition Services Agreement (or the TSA), which provides for several support services between us and the Purchaser in connection with the transition of the BSS Business to the Purchaser, and for various periods up to 12 months of services following the closing of the Asset Sale. Either party may terminate the TSA if the Amdocs Purchase Agreement is terminated.
Discontinued Operations
The BSS Business met the criteria to be classified as held for sale. As such, the BSS Business have been reclassified and reflected as discontinued operations on the consolidated statements of earnings for all periods presented. The assets and liabilities related to BSS Business were reclassified and reflected as available for sale on the consolidated balance sheet at April 30, 2015 (see Note 14, Discontinued Operations).
Segment Information
Prior to entering into the Amdocs Purchase Agreement, our reportable segments consisted of BSS and Digital Services. As a result of entering into the Amdocs Purchase Agreement, the results of operations of the former BSS Business segment are classified as discontinued operations. Therefore, with the reported divestiture we now operate as a single business segment the results of which are included in the Company's income statement from continuing operations.
Other Significant Events
During the three months ended April 30, 2015 and subsequent thereto, the following significant events occurred:
Acquisition of Acision. On June 15, 2015, we entered into an agreement (referred to as the Acision Purchase Agreement”) with Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (or the Seller) relating to the sale and purchase of Acision Global Limited, a private company formed under the laws of the United Kingdom (or Acision). Pursuant to the Acision Purchase Agreement we will acquire Acision for a purchase price consisting of approximately $135 million in cash (including certain earnout payments) and 3.13 million shares of our common stock, par value $0.01 per share (referred to as the Consideration Shares), subject to certain adjustments (or the Transaction). The Transaction includes arrangements relating to the retention of funds in escrow to support any indemnification claims to the extent made by us. In addition, Acision, in consultation with us, will seek an amendment and waiver (referred to as the Amendment) to the credit agreement (the “Acision Credit Agreement”) governing Acision’s existing approximately $157 million senior credit facility (the “Acision Senior Debt”), pursuant to which the Acision Senior Debt will remain in place during the pendency of and following completion of the Transaction. Subject to provisions allowing us to secure alternative financing, both we and the Seller are permitted to terminate the Acision Purchase Agreement in the event the requisite lenders under the Acision Credit Agreement do not consent to the Amendment.
The Acision Purchase Agreement contains customary representations, warranties and covenants, by the parties thereto and completion of the Transaction as set forth therein is subject to certain closing conditions, including (i) the completion of the Asset Sale to Amdocs Limited and (ii) the receipt of the requisite regulatory approvals and consents.

Each party has agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations. Assuming the satisfaction or waiver of the closing conditions, the Transaction is expected to close no later than the end of the third calendar quarter in 2015. For additional information, see Note 19 to our condensed consolidated financial statements included in this Quarterly Report.
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
Under the MSA, we are required to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The services under the MSA started on June 1, 2015. We expect to realize gross savings in excess of $70 million over the term of the MSA.
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
We have the right to terminate the MSA for convenience subject to the payment of certain termination fees. We may terminate the MSA upon certain material breaches, certain material performance failures or violations of applicable law by Tech Mahindra without termination fees. Tech Mahindra may terminate the MSA upon certain material breaches by us, including the failure to pay undisputed amounts. Upon any termination or expiration, Tech Mahindra will provide reverse transition services to transition the services being provided by Tech Mahindra pursuant to the MSA back to us or our designee. The MSA contains certain customary indemnification provisions by both us and Tech Mahindra.
Net Operating Loss Rights Agreement. Effective April 29, 2015, our Board of Directors adopted a rights plan (or the Rights Plan) and declared a dividend of one preferred share purchase right for each outstanding share of common stock. The dividend is payable to our stockholders of record as of May 11, 2015.
Our Board of Directors adopted the Rights Plan in an effort to protect stockholder value by attempting to diminish the risk of our ability to use its net operating losses and unrealized losses (collectively, the “NOLs”) to reduce potential future federal income tax obligations may become substantially limited. We have experienced and may continue to experience substantial operating losses, including realized losses for tax purposes from sales inventory previously written down for financial statement purposes, which would produce NOLs. Under the Internal Revenue Code and regulations promulgated by the U.S. Treasury Department, we may “carry forward” these NOLs in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we project to be able to carry forward a significant amount of NOLs, and therefore these NOLs could be a substantial asset to us. However, if we experience an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, the ability to use the NOLs, including NOLs later arising from sales inventory previously written down, will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.
The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock (an “Acquiring Person”) without the approval of our Board of Directors. Stockholders who own 4.9% or more of our outstanding common stock as of the close of business on May 11, 2015 will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of common stock or (ii) fall under 4.9% ownership of common stock and then re-acquire 4.9% or more of our common stock. The Rights Plan does not exempt any future acquisitions of common stock by such persons. Any rights held by an Acquiring Person are void and may not be exercised. The Board of Directors may, in its sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan.
Our Board of Directors authorized the issuance of one right per each outstanding share of our common stock payable to our stockholders of record as of May 11, 2015. Subject to the terms, provisions and conditions of the Rights Plan, if the rights become exercisable, each right would initially represent the right to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $100.00 (the “Purchase

Price”). If issued, each fractional share of preferred stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of ours, including without limitation any dividend, voting or liquidation rights.
The rights and the Rights Plan will expire on the earliest of (i) April 29, 2018, (ii) the time at which the rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Code or any successor statute if the Board of Directors determines that the Rights Agreement is no longer necessary for the preservation of Tax Benefits, (v) the beginning of a taxable year of the Company to which the Board of Directors determines that no Tax Benefits may be carried forward and (vi) April 29, 2016 if Stockholder Approval has not been obtained.
We submitted the Rights Plan for stockholder approval at the 2015 Annual Meeting of Stockholders scheduled for June 24, 2015.
Separation agreement with Thomas Sabol. On April 30, 2015, we entered into a separation agreement with Thomas Sabol, our former Senior Vice President, Chief Financial Officer, pursuant to which Mr. Sabol ceased to serve as Senior Vice President and Chief Financial Officer on April 30, 2015 and his employment with us will terminate on July 1, 2015.
Resignation of Board Member. On May 9, 2015, Neil Montefiore informed us that he will not stand for re-election at the upcoming 2015 annual meeting of stockholders (or Annual Meeting) and will be resigning from our Board of Directors effective the date of the 2015 Annual Meeting of Stockholders. Mr. Montefiore, whose primary expertise lies with our BSS Business, advised us that his resignation was prompted by the recently announced pending sale of our business to Amdocs Limited.
Extension of Employment Terms of Executive Officers. On May 14, 2015, the Company entered into amendment to employments agreements with each of Philippe Tartavull, its President, Chief Executive Officer and Director, and Nassrin Tavakoli, its Senior Vice President and Chief Technology Officer pursuant to which the term of employment of Mr. Tartavull and Ms. Tavakoli was extended for a year through May 21, 2016 and October 1, 2016, respectively. The term of each executive’s employment will automatically renew for one year increments, unless either the executive of the Company provides the other party with a prior written notice of non-renewal at least 60 days prior to the renewal date.

Condensed Consolidated Financial Highlights
The following table presents certain financial highlights for the three months ended April 30, 2015 and 2014, including Comverse performance, Comverse performance margin (reflecting Comverse performance as a percentage of revenue), Adjusted EBITDA and Adjusted EBITDA loss per share - basic & diluted, non-GAAP financial measures, for our company on a consolidated basis:

	Three Months Ended April 30,
	2015	2014
	(Dollars in thousands)
Total revenue	$45,705	$65,082
Gross margin	4.3%	21.8%
Loss from operations	(29,613)	(21,594)
Operating margin	(64.8)%	(33.2)%
Loss from continuing operations	(39,980)	(22,095)
Income from discontinued operations	13,319	5,964
Net loss	(26,661)	(16,131)
Net cash used in operating activities	(17,704)	(35,599)
Non-GAAP Financial Measures
Comverse performance	$(21,849)	$(15,717)
Comverse performance margin	(47.8)%	(24.1)%
Adjusted EBITDA	(21,849)	(15,717)
Adjusted EBITDA loss per share - basic & diluted	$(0.85)	$(0.56)
Reconciliation of Loss from Operations to Comverse Performance and Adjusted EBITDA
We provide Comverse performance Adjusted EBITDA and Adjusted EBITDA per share, non-GAAP financial measures, as additional information for our operating results. These measure are not in accordance with, or alternatives for, GAAP financial measures and may be different from, or not comparable to similarly titled or other non-GAAP financial measures used by other companies. We believe that the presentation of these non-GAAP financial measure provides useful information to investors regarding certain additional financial and business trends relating to our results of operations as viewed by management in monitoring our businesses, reviewing our financial results and for planning purposes.

The following table provides a reconciliation of loss from operations to Comverse performance and Adjusted EBITDA for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
	2015	2014
	(Dollars in thousands)
Loss from operations	$(29,613)	$(21,594)
Expense Adjustments:
Stock-based compensation expense	2,376	2,153
Amortization of intangible assets	86	—
Compliance-related professional fees	51	369
Compliance-related compensation and other expenses	8	(70)
Strategic related costs	1,716	1,290
Write-off of property and equipment	26	9
Certain litigation settlements and related costs	42	(36)
Restructuring expenses	3,408	1,872
Gain on sale of fixed assets	(2)	(5)
Other	53	295
Total expense adjustments	7,764	5,877
Comverse performance	$(21,849)	$(15,717)
Depreciation	3,367	3,161
Adjusted EBITDA	(18,482)	(12,556)
Adjusted EBITDA loss per share - basic & diluted	$(0.85)	$(0.56)
Comverse Performance and Adjusted EBITDA
Our Chief Executive Officer is our chief operating decision maker (or CODM). The CODM uses Comverse performance, as defined below, as the primary basis for assessing our financial results. Comverse performance is not necessarily comparable to other similarly titled captions of other companies.
Comverse performance is computed by management as loss from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic-related costs (vi) write-off of property and equipment; (vii) certain litigation settlements and related costs; (viii) restructuring expenses; and (ix) certain other gains and expenses. Compliance-related professional fees relate to fees and expenses recorded in connection with our efforts to remediate material weaknesses in internal control over financial reporting. Strategic related costs include business strategy evaluation and mergers and acquisition efforts.
Adjusted EBITDA is computed by management by adding depreciation to Comverse performance.
Business Trends and Uncertainties
For the three months ended April 30, 2015 compared to the three months ended April 30, 2014 our consolidated revenue decreased and our costs and operating expenses decreased. The decrease in revenue exceeded the decrease in our costs and operating expenses.
Revenue from customer solutions for the three months ended April 30, 2015 decreased compared to the three months ended April 30, 2014. The decrease was primarily attributable to a lower volume of projects in the current period resulting from lower bookings.
Revenue from maintenance revenue for the three months ended April 30, 2015 decreased compared to the three months ended April 30, 2014. The decrease was primarily attributable to a $2.3 million decrease from the timing of entering into renewals of maintenance contracts, the termination of certain maintenance contracts and reduction in maintenance fees charged to certain customers.

Our costs and operating expenses for the three months ended April 30, 2015 decreased compared to the three months ended April 30, 2014, primarily due to a decrease in cost of revenue due to lower revenue and a decrease in selling, general and administrative expenses decrease due to support department costs and agent and employee commissions due to a reduction in and mix of bookings. The decreases were partially offset by an increase in project loss accruals during the three months ended April 30, 2015.
During the three months ended April 30, 2015, our cash and cash equivalents and restricted cash decreased primarily due to negative operating cash flow, payments made in connection with restructuring activities and purchases of property and equipment.
Our costs, operating expenses and disbursements decreased during the three months ended April 30, 2015 primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows. As part of our efforts to reduce costs and expenses, improve our cash position and achieve long-term improved operating performance and positive operating cash flows, we continued to implement initiatives to reduce costs and expenses during the three months ended April 30, 2015, including the relocation of certain delivery and research and development activities to low cost centers of excellence in Eastern Europe and Asia.
In connection with the MSA, on April 14, 2015, we commenced a restructuring plan for a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate cost of the plan is currently estimated to be approximately $15 million in severance-related costs, which is expected to be accrued and paid by January 31, 2017.
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

◦
Gain market share through virtualization and cloud-based offering. We are currently aggressively pursuing new opportunities with new and existing customers by offering virtualized and cloud-based solutions which are designed to simplify CSPs’ current systems, improve efficiencies and reduce total cost of ownership; and

◦
Centralize the systems of multi-country large CSPs. We are currently pursuing and intend to continue to pursue opportunities to consolidate the systems of large, multi-country CSPs by moving their traditional VAS deployments from a per-country operation to a centralized cloud infrastructure that either they can operate or we could operate for them. This proposition is designed to create a significant reduction in the total cost of ownership for CSPs and also provides them with a platform for launching new digital services for their markets.

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
Difficulty in Forecasting Product Bookings
Our product bookings are difficult to predict. A high percentage of our product bookings have typically been generated late in fiscal quarters. In addition, based on historical industry spending patterns of CSPs, we typically forecast our highest product booking levels in our fourth fiscal quarter. This trend makes it difficult for us to forecast our annual product bookings and to implement effective measures to cover any shortfalls of prior fiscal quarters if product bookings for the fourth fiscal quarter fail to meet our expectations. Furthermore, we continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for installations typically involve a lengthy, complex and highly competitive bidding and selection process, and our ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or other factor resulting in the postponement or cancellation of significant orders may cause us to miss our projections.
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

RESULTS OF OPERATIONS
Segment Information
Prior to entering into the Amdocs Purchase Agreement, our reportable segments consisted of BSS and Digital Services. As a result of entering into the Amdocs Purchase Agreement, the results of operations of the former BSS Business segment are classified as discontinued operations. Therefore, with the reported divestiture we now operate as a single business segment the results of which are included in our income statement from continuing operations.
The expenses that qualify for inclusion in discontinued operations are only the direct operating expenses incurred by the disposed component. As a result of the reported divestiture, certain previously allocated corporate overhead costs (indirect BSS costs) charged to the BSS Segment are excluded from discontinued operations and included in continuing operations.
Under the prior segment structure, our global corporate functions, that provided common support to its segments, were included in a column captioned “All Other” as part of our business segment presentation. All Other included sales, marketing, finance, legal, and management as they provided services to both the BSS and Digital Services segments. In addition, there were certain delivery, support, and research and development groups that provided common support to the BSS and Digital Services segments, and therefore the costs of these common groups were included in All Other. The majority of the costs included in All Other are indirect costs that did not qualify for the inclusion in discontinued operations. As a result of reported divestiture, included in continuing operations are all unallocated indirect shared costs (unallocated indirect costs) of ours previously included in All Other.
The following discussion provides an analysis of our condensed consolidated results of operations.
Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014
Condensed Consolidated Results

	Three Months Ended April 30,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$45,705	$65,082	$(19,377)	(29.8)%
Costs and expenses
Cost of revenue	43,757	50,885	(7,128)	(14.0)%
Research and development, net	8,280	8,359	(79)	(0.9)%
Selling, general and administrative	19,873	25,560	(5,687)	(22.2)%
Other operating expenses	3,408	1,872	1,536	82.1%
Total costs and expenses	75,318	86,676	(11,358)	(13.1)%
Loss from operations	(29,613)	(21,594)	(8,019)	37.1%
Interest income	84	115	(31)	(27.0)%
Interest expense	(193)	(123)	(70)	(56.9)%
Foreign currency transaction (loss) gain, net	(5,573)	2,019	(7,592)	N/M
Other income (expense), net	102	(52)	154	N/M
Income tax expense	(4,787)	(2,460)	(2,327)	94.6%
Loss from continuing operations	(39,980)	(22,095)	(17,885)	(80.9)%
Income from discontinued operations	13,319	5,964	7,355	(123.3)%
Net loss	$(26,661)	$(16,131)	$(10,530)	(65.3)%
(Loss) earnings per share - basic & diluted:
Continuing operations	$(1.83)	$(0.99)	$(0.84)
Discontinued operations	0.61	0.27	0.34
	$(1.22)	$(0.72)	$(0.50)
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
Revenue from customer solutions was $24.6 million for the three months ended April 30, 2015, a decrease of $11.6 million, or 32.1%, compared to the three months ended April 30, 2014. The decrease was primarily attributable to a lower volume of projects in the current period resulting from lower bookings. Revenue recognized using the percentage-of-completion method was $13.7 million and $20.1 million for the three months ended April 30, 2015 and 2014, respectively.
Maintenance revenue was $21.1 million for the three months ended April 30, 2015, a decrease of $7.7 million, or 26.9%, compared to the three months ended April 30, 2014. This decrease was primarily attributable to an approximate $2.7 million decrease from the termination of certain maintenance contracts, a $2.3 million decrease due to the timing of entering into renewals of maintenance contracts and a reduction in maintenance fees charged to certain customers.
Revenue by Geographic Region
The presentation of revenue by geographic region is based on the location of customers.
Revenue in the Americas, Asia-Pacific and Europe, Middle East and Africa represented approximately 46%, 27% and 27% of our revenue, respectively, for the three months ended April 30, 2015 compared to approximately 48%, 29% and 23% of our revenue, respectively, for the three months ended April 30, 2014.
Foreign Currency Impact on Revenue
Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the three months ended April 30, 2015 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 had unfavorably impacted revenue by $1.9 million primary related to that euro and Japanese yen.
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
For the three months ended April 30, 2015, fluctuations in the U.S. dollar relative to all foreign currencies in which we conducted business favorably impacted costs by $3.3 million compared to the three months ended April 30, 2014, primarily due to a favorable impact of the NIS.
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
Cost of revenue was $43.8 million for the three months ended April 30, 2015, a decrease of $7.1 million, or 14.0%, compared to the three months ended April 30, 2014. The decrease was attributable to a decrease in revenue offset by an increase of $4.8 million in project loss accruals.
Cost of revenue includes previously unallocated indirect corporate costs and indirect BSS costs of $8.9 million and $12.1 million for the three months ended April 30, 2015 and 2014.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third party development and programming costs.

Research and development expenses, net, were $8.3 million for the three months ended April 30, 2015, a decrease of 0.9%, compared to the three months ended April 30, 2014.
Research and development expenses, net, includes previously unallocated indirect corporate costs and indirect BSS costs of $2.5 million and $3.6 million for the three months ended April 30, 2015 and 2014, respectively.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Sales and marketing costs were $7.0 million for the three months ended April 30, 2015, a decrease of $3.1 million or 31.1%, compared to the three months ended April 30, 2014. The decrease was primarily attributable to a $2.0 million decrease in agent and employee commissions due to a reduction in and mix of bookings with varying commission fee arrangements and a $0.5 million decrease in personnel-related costs.
General and administrative expenses were $12.8 million for the three months ended April 30, 2015, a decrease of $2.5 million or 31.1%, compared to the three months ended April 30, 2014. The decrease was primarily attributable to a decrease in legal and personnel-related costs.
Selling, general and administrative expenses include previously unallocated indirect corporate costs and indirect BSS costs of $16.9 million and $23.8 million for the three months ended April 30, 2015 and 2014.
Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the fiscal periods presented consist of restructuring expenses.
Other operating expenses were $3.4 million for the three months ended April 30, 2015, an increase of $1.5 million, compared to the three months ended April 30, 2014. The increase was attributable to an increase in restructuring expenses during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. See Note 14 of the condensed consolidated financial statements included in this Quarterly Report.
Other operating expenses include previously unallocated indirect costs of $3.4 million and $1.9 million for the three months ended April 30, 2015 and 2014.
Loss from Operations
Loss from operations was $29.6 million for the three months ended April 30, 2015, an increase in loss of $8.0 million, or 37.1% compared to the three months ended April 30, 2014.
Interest Income
Interest income was $0.1 million for the three months ended April 30, 2015, a decrease of 27.0%, compared to the three months ended April 30, 2014.
Interest Expense
Interest expense was $0.2 million for the three months ended April 30, 2014, an increase of $0.1 million, compared to the three months ended April 30, 2014.
Foreign Currency Transaction (Loss) Gain, Net
Foreign currency transaction loss, net, was $5.6 million for the three months ended April 30, 2015, a change of $7.6 million compared to a foreign currency transaction gain, net, of $2.0 million for the three months ended April 30, 2014. The change was attributable to exchange rate volatility primarily related to the Brazilian real, euro and the British pound.
Other Income (Expense), Net
Other income, net, was $0.1 million for the three months ended April 30, 2015, a change of $0.2 million compared to Other expense, net of $0.1 million for the three months ended April 30, 2014.

Income Tax Expense
We recorded income tax expense of $4.8 million for the three months ended April 30, 2015, representing an effective tax rate of (13.6)%, compared with income tax expense of $2.5 million, representing an effective tax rate of (12.5)% for the three months ended April 30, 2014. During the three months ended April 30, 2015 and 2014, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in our effective tax rate for the three months ended April 30, 2015, compared to the three months ended April 30, 2014, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the timing of when that mix of income occurs during the year and because we compute a separate effective tax rate for tax jurisdictions incurring losses.
Discontinued Operations
Revenue from BSS customer solutions was $26.9 million for the three months ended April 30, 2015, a decrease of $1.6 million, or 5.4%, compared to the three months ended April 30, 2014. The decrease in revenue from BSS customer solutions was primarily attributable to a lower volume of BSS projects in the current period resulting from lower bookings in the past year.
BSS maintenance revenue was $21.7 million for the three months ended April 30, 2014, a decrease of $3.9 million, or 15.3%, compared to the three months ended April 30, 2014. The decrease was primarily attributable to a decrease in product bookings which resulted in a decrease in related maintenance services.
Cost of revenue was $28.5 million for the three months ended April 30, 2015, a decrease of $1.1 million, or 3.6%, compared to the three months ended April 30, 2014. The decrease was primarily attributable to a decrease in revenue.
Research and development expenses, net, were $4.2 million for the three months ended April 30, 2015, a decrease of $3.0 million, or 42.1%, compared to the three months ended April 30, 2014. The decrease was primarily attributable to a decrease in personnel related due to the relocation of certain delivery and research and development activities to low cost centers of excellence and overall reduction in headcount.
Selling, general and administrative expenses were $7.2 million for the three months ended April 30, 2015, a decrease of $1.4 million, or 16.7%, compared to the three months ended April 30, 2014. The decrease was primarily attributable to a reduction in sales personnel and commissions.
Other operating expenses were $0.6 million for the three months ended April 30, 2015, a decrease of $0.3 million, compared to the three months ended April 30, 2014.
We recorded income tax benefit of $5.1 million for the three months ended April 30, 2015, representing an effective tax rate of (62.3)%, compared with income tax expense of $1.9 million, representing an effective tax rate of 23.9% for the three months ended April 30, 2014. During the three months ended April 30, 2015, a valuation reserve of $6.4 million was released since the pending sale of discontinued operations allows the deferred tax liability associated with goodwill to be used as a source of income for the realization of deferred tax assets. Due to this pending disposition, which meets the held-for-sale criteria as of April 30, 2015, we will continue to reevaluate whether, based on the existing positive and negative evidence at that time, a portion or all of the valuation allowance maintained against our deferred tax assets should be released in future quarters.
Net loss was $26.7 million for the three months ended April 30, 2015, an increase in loss of $10.5 million, or 65.3%, compared to the three months ended April 30, 2014, due primarily to the reasons discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings from CTI, and the sale of investments and assets. We believe that our future sources of liquidity will include cash and cash equivalents, cash flows from operations, proceeds from the sale of assets and may include new borrowings or proceeds from the issuance of equity or debt securities.
During the three months ended April 30, 2015, our principal uses of liquidity were to fund operating expenses, implement restructuring initiatives and make capital expenditures. We expect that our future principal uses of liquidity will also include funding of acquisitions, primarily the acquisition of Acision.

Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of April 30, 2015, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $179.9 million, compared to approximately $201.9 million as of January 31, 2015. During the fiscal year ended January 31, 2015 in connection with our restructuring initiatives we made approximately $2.6 million in restructuring payments, which were primarily severance-related.
Restricted Cash
Restricted cash aggregated $43.8 million and $43.7 million as of April 30, 2015 and January 31, 2015, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use specified performance guarantees to customers and vendors, letters of credit, foreign currency transactions in the ordinary course of business and pending tax judgments.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Management's current forecast is based upon a number of assumptions including, among others: assumed levels of customer order activity, revenue and collections; continued implementation of initiatives to reduce operating costs; no significant degradation in operating margins; increased spending on certain investments in the business; slight reductions in the unrestricted cash levels required to support the working capital needs of the business and other professional fees; successful integration of the Acision business; intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Part I, Item 1A, “Risk Factors” of the 2014 Form 10-K, filed with the SEC on April 16, 2015, or in Part II, Item 1A, “Risk Factors” of this Quarterly Report materialize, we may experience a shortfall in the cash required to support working capital needs.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.
Cash Flows
Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014

	Three Months Ended April 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(17,704)	$(35,599)
Net cash used in investing activities	(5,612)	(8,074)
Net cash used in financing activities	(81)	(346)
Effects of exchange rates on cash and cash equivalents	1,372	(465)
Net decrease in cash and cash equivalents	(22,025)	(44,484)
Cash and cash equivalents, beginning of period	158,121	254,580
Cash and cash equivalents, end of period	$136,096	$210,096

Operating Cash Flows
Net cash used in operating activities from operations was $17.7 million during the three months ended April 30, 2015, a decrease in cash used of $17.9 million, compared to the three months ended April 30, 2014. The change was primarily attributable to the decreases in revenue, which was partially offset by a decrease in costs and operating expenses. The cash used in operating activities from operations during the three months ended April 30, 2014 was partially attributable to an increase of $17.7 million in accounts receivable due to higher invoicing than collections.
Investing Cash Flows
Net cash used in investing activities was $5.6 million during the three months ended April 30, 2015, a decrease of $2.5 million, compared to the three months ended April 30, 2014.
The decrease was primarily attributable to a decrease in restricted cash used of $4.1 million during the three months ended April 30, 2015, compared to the three months ended April 30, 2014. The cash used by restricted cash during the three months ended April 30, 2014 includes $2.6 million in return of escrow funds following the sale of Starhome.
This decrease was partially offset by an increase in cash used of $1.7 million for purchases of property and equipment during the three months ended April 30, 2015 compared to the three months ended April 30, 2014.
Financing Cash Flows
Net cash used in financing activities was $0.1 million during the three months ended April 30, 2015, a decrease of $0.3 million, compared to the three months ended April 30, 2014. The decrease was attributable to a decrease of $0.3 million in cash used to repurchase common stock in connection with tax liabilities upon settlement of awards during the three months ended April 30, 2015.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, British pound, and the NIS. For the three months ended April 30, 2015, the fluctuation in foreign currency exchange rates had an unfavorable impact of $1.4 million on cash and cash equivalents.
Common Stock Repurchase
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. Repurchases were made under the program using our own cash resources. During the fiscal year ended January 31, 2015, we repurchased in the open market under this program 688,642 shares of common stock for an aggregate purchase price of approximately $15.1 million and a weighted average purchase price of $21.98 per share. During the three months ended April 30, 2015, there were no repurchases made under the program.
Indebtedness
Spain Government Sponsored Loans
As of April 30, 2015 and January 31, 2015, we had approximately $1.1 million of debt which we assumed in connection with the acquisition of Solaiemes on August 1, 2014. The debt consists of Spain government sponsored loans extended for research and development projects. For additional information, see Note 9 to the condensed consolidated financial statements included in this Quarterly Report.
Comverse Ltd. Lines of Credit
As of April 30, 2015 and January 31, 2015, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $25.0 million line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2015 and January 31, 2015, Comverse Ltd. had utilized $15.3 million and $19.5 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of April 30, 2015 and January 31, 2015, Comverse Ltd. had an additional line of credit with a bank for $10.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of the London Interbank Offered Rate plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2015 and January 31, 2015, Comverse Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2015 and January 31, 2015, Comverse Ltd. had utilized $6.5 million and $6.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and “Long-term restricted cash” included within the consolidated balance sheets as of April 30, 2015 and January 31, 2015.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand and in connection with acquisitions. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the three months ended April 30, 2015 and 2014, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $4.0 million and $2.7 million, respectively, and paid $2.6 million and $2.9 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $4.8 million and $4.4 million are expected to be substantially paid by January 31, 2017 and December 2024, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see "-Overview-Business Trends and Uncertainties" and Note 8 to the condensed consolidated financial statements included in this Quarterly Report.
Amdocs Asset Purchase Agreement
On April 29, 2015, we entered into a Purchase Agreement with Amdocs Limited, a Guernsey company (or Purchaser). Pursuant to the Amdocs Purchase Agreement, we agreed to sell substantially all of our assets required for operating our BSS Business to the Purchaser, and the Purchaser has agreed to assume certain liabilities of ours, in exchange for a cash purchase price of $272 million, subject to various purchase price adjustments.
The Amdocs Purchase Agreement contains customary representations and warranties of the parties and covenants of ours. Under the terms of the Amdocs Purchase Agreement, upon the closing of the Asset Sale, $26 million of the purchase price will be deposited into escrow to fund potential indemnification claims and certain adjustments for a period of twelve (12) months following the closing. We and the Purchaser will also enter into other ancillary transaction documents at closing. The closing of the Asset Sale is subject to the applicable regulatory approvals and other closing conditions.
The Amdocs Purchase Agreement may be terminated prior to the closing of the Asset Sale upon certain events, including by written agreement of ours and the Purchaser, or by either us or the Purchaser if the Asset Sale has not closed by August 29, 2015 or if a permanent injunction or other order prohibiting the closing has been issued by a governmental entity.
Pursuant to the Amdocs Purchase Agreement, we have agreed generally, but with some enumerated exceptions, to carry on its BSS Business in the ordinary course during the period from the date of the Amdocs Purchase Agreement to the completion of the Asset Sale.
In connection with the Amdocs Purchase Agreement, we and the Purchaser have also entered into a Transition Services Agreement (or the TSA), which provides for several support services between us and the Purchaser in connection with the transition of the BSS Business to the Purchaser, and for various periods up to 12 months of services following the closing of the Asset Sale. Either party may terminate the TSA if the Amdocs Purchase Agreement is terminated.
Acquisition of Acision
On June 15, 2015, we entered into an agreement (referred to as the Acision Purchase Agreement) with Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (or the Seller) relating to the sale and purchase of Acision Global Limited, a private company formed under the laws of the United Kingdom (or Acision). Pursuant to the Acision Purchase Agreement we will acquire Acision for a purchase price consisting of approximately $135 million in cash (including certain earnout payments) and 3.13 million shares of our common stock, par value $0.01 per share (referred to as the Consideration Shares), subject to certain adjustments (or the Transaction). The Transaction includes arrangements relating to the retention of funds in escrow to support any indemnification claims to the extent made by us. In addition, Acision, in consultation with us, will seek an amendment and waiver (referred to as the Amendment) to the credit agreement (the “Acision Credit Agreement”) governing Acision’s existing approximately $157 million senior credit facility (the “Acision Senior Debt”), pursuant to which the Acision Senior Debt will remain in place during the pendency of and following completion of the Transaction. Subject to provisions allowing us to secure alternative financing, both we and the Seller are permitted to terminate the Acision Purchase Agreement in the event the requisite lenders under the Acision Credit Agreement do not consent to the Amendment.
The Acision Purchase Agreement contains customary representations, warranties and covenants, by the parties thereto and completion of the Transaction as set forth therein is subject to certain closing conditions, including (i) the completion of the Asset Sale to Amdocs Limited and (ii) the receipt of the requisite regulatory approvals and consents.
Each party has agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations. Assuming the satisfaction or waiver of the closing conditions, the Transaction is expected to close no later than the end of the third calendar quarter in 2015. For additional information, see Note 19 to our condensed consolidated financial statements included in this Quarterly Report.
Contractual Obligations
On April 14, 2015, we entered into a MSA with Tech Mahindra pursuant to which Tech Mahindra will perform certain services for our Digital Services business on a global basis. Under the MSA, we are obligated to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at our option. As a result of the MSA, we expect approximately $12 million in annual cost savings. For additional information relating to our contractual obligations see "Contractual Obligations" included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2015 and January 31, 2015, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $24.5 million and $29.0 million as of April 30, 2015 and January 31, 2015, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through May 30, 2016.
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

Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of April 30, 2015 and January 31, 2015, we had $79.9 million and $88.0 million or 59% and 56% respectively, of our cash and cash equivalents held by our foreign subsidiaries. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries. We expect a portion of our foreign subsidiaries cash to be repatriated to the U.S. As this amount has been previously subject to U.S. tax, the non-U.S. withholding taxes that would be imposed on an actual triggering of a dividend of $149.0 million has been accrued in the amount of $20.1 million. At April 30, 2015, the Company had approximately $83.0 million of undistributed earnings in its foreign subsidiaries which are considered to be indefinitely reinvested, and the determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the calculation.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 30, 2015, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2015. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2015, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2014 Form 10-K.
CONTRACTUAL OBLIGATIONS
On April 14, 2015, we entered into a MSA with Tech Mahindra pursuant to which Tech Mahindra will perform certain services for our Digital Services business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for customers of our Digital Service business. In connection with the transaction, up to approximately 570 of our employees and its subsidiaries may be rehired by Tech Mahindra or its affiliates. However, under the terms of the MSA, where applicable, Tech Mahindra’s provision of such services (and any employee rehire) is contingent upon local decisions for our entities to enter into the agreement on a country-by-country basis after the completion of all regulatory and compliance requirements under applicable law. Under the MSA, we are obligated to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at our option. Of this obligation, $23 million are due in the next twelve months, $79 million are due in one to three years, $68 million are due in three to five years and $41 million are due in more than five years. The services under the MSA started on June 1, 2015.
We have the right to terminate the MSA for convenience subject to the payment of certain termination fees. We may terminate the MSA upon certain material breaches, certain material performance failures or violations of applicable law by Tech Mahindra without termination fees. Tech Mahindra may terminate the MSA upon certain material breaches by us, including the failure to pay undisputed amounts. Upon any termination or expiration, Tech Mahindra will provide reverse transition services to transition the services being provided by Tech Mahindra pursuant to the MSA back to us or our designee. The MSA contains certain customary indemnification provisions by both Comverse and Tech Mahindra.
Except as disclosed herein, there were no other material changes in our contractual obligations from January 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2014 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We described the significant accounting policies and methods used in the preparation of our consolidated financial statements in Note 1 to the consolidated financial statements included in Part IV, Item 15 of our 2014 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2014 Form 10-K, and include the following:

•	revenue recognition;

•	extended payment terms;

•	percentage-of-completion accounting;

•	stock-based compensation;

•	recoverability of goodwill;

•	recoverability of long-lived assets;

•	income taxes;

•	litigation and contingencies; and

•	Israel employees severance pay.
We do not believe that there were any significant changes in our critical accounting policies during the three months ended April 30, 2015.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2014 Form 10-K, filed with the SEC on April 16, 2015, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended April 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) for the fiscal quarter ended April 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 19 to the condensed consolidated financial statements included in this Quarterly Report. Except as disclosed in such note, there have been no material developments in the legal proceedings previously reported in our 2014 Form 10-K, filed with the SEC on April 16, 2015.

ITEM 1A.	RISK FACTORS

Except as noted below, there are no material changes to the risk factors previously disclosed in our 2014 Form 10-K, filed with the SEC on April 16, 2015.
We are subject to various risks and uncertainties arising out of the recently announced master services agreement pursuant to which a substantial portion of the employee base in our Digital Services will transfer to a third party, Tech Mahindra, and the pending sale of our Business Support Systems to Amdocs Limited, any of which could materially and adversely affect our business and operations, and our stock price.
We have been focused on the recently announced planned transfer of employees and related functions of our Digital Services and pending sale of our BSS business. Allocation of material resources to these matters affects our normal operations, including sales and fulfillments efforts. These circumstances could result in the loss of customers or delays in orders. In addition, we may lose key employees or be faced with employee unrest, distraction or litigation, or union or work council-related actions, including strikes or litigation.
Specifically with respect to the master services agreement with Tech Mahindra, we may be unable to transfer employees in certain jurisdictions timely or at any time. Further, we will be materially dependent on Tech Mahindra for certain critical functions and operations, including research and development, project deployment, delivery, maintenance, and support services. Any failure on Tech Mahindra’s part could materially affect our business and financial results.
The sale of our BSS business poses additional risks. There may be delays in the transaction itself or delays in the realization of anticipated benefits of the sale. The transaction is subject to termination if we fail to satisfy closing conditions, such as secure third party consents, or if other termination events occur, such as injunction or similar governmental action. In such case, we would bear the material costs associated with this effort, and lose all anticipated benefits of the transaction. Even if closed, the purchase price is subject to various post-closing adjustment provisions relating to compliance with our representations, warranties and covenants, including post-closing covenants relating to the procurement of various third party consents, over which we will have no meaningful control. In addition, we could bear losses under our post-closing Transition Services Agreement, whether due to pricing versus cost variances, or in the case of any breach of or failure to meet performance standards under the agreement. In addition, we may be unable to re-invest the proceeds of the sale in our Digital Services business or new businesses that are profitable or otherwise successful.
As a result of the reported divestiture of the BSS business, certain previously allocated corporate overhead costs (indirect BSS costs) charged to the BSS Segment are excluded from discontinued operations and included in continuing operations. Accordingly, following the closing of the sale of the BSS business, we will need to reduce our costs and expenses, including through restructuring initiatives. We may encounter difficulties in implementing restructuring initiatives in certain countries in a timely manner or at all and restructuring costs may ultimately exceed our initial estimates. There is no assurance that these initiatives will reduce costs and the costs to implement them may not offset any savings for a period of time.
Future changes in stock ownership could limit our use of net operating loss carryforwards.
As of January 31, 2015, we had net operating loss carryforwards and other tax benefits totaling approximately $451.0 million available to offset future federal taxable income. Similarly, we had net operating loss carryforwards to offset state taxable income in varying amounts. As a result of future changes in stock ownership, we may become subject to limitations on our ability to use our net operating loss carryforwards, which could result in loss of these benefits altogether, or payment of federal or state income taxes earlier than otherwise would be required. We recently implemented a shareholder rights plan intended to provide a meaningful deterrent effect against acquisitions that could cause a change in ownership. However, the plan does not guarantee against such a change in ownership.

Our pending acquisition of Acision may not close in a timely manner or at all and we may not realize all of the anticipated benefits of the anticipated acquisition transaction with Acision or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.
Our pending acquisition of Acision is subject to closing conditions including the completion of the Amdocs transaction and the receipt of requisite regulatory approvals. There can be no assurance that these conditions will be met and that the transaction will close in a timely manner or at all. If the transaction closes, the success of the acquisition transaction with Acision will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with the business of Acision. Our business and Acision have operated and, until the completion of the transaction, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect the combined company’s ability to achieve the anticipated benefits of the transaction. If we experience difficulties with the integration process, the anticipated synergies and other benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on us and Acision during this transition period and for an undetermined period after completion of the transaction. In addition, even if we successfully integrate Acision’s business operations with our own, we may not realize the full expected benefits of transaction, including the synergies, cost savings, sales and growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may also be incurred in the integration of the companies’ businesses. As a result, we cannot assure you that the combination of our business and the business of Acision will result in the realization of the full synergies and other benefits anticipated from the transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended April 30, 2015, we purchased an aggregate of 3,887 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by the Company are deposited in its treasury.
Common Stock Repurchase Program
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. During the fiscal year ended January 31, 2015, we repurchased in the open market under this program 688,642 shares of common stock for an aggregate purchase price of approximately $15.1 million and a weighted average purchase price of $21.98 per share. Repurchases are made under the program using our own cash resources. During the three months ended April 30, 2015, there were no repurchases made under the program.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
February 1, 2015 – February 28, 2015	—	$—	—	$14,865,329
March 1, 2015 – March 31, 2015	—	—	—	14,865,329
April 1, 2015 – April 30, 2015	3,887	20.67	—	14,865,329
Total	3,887	$20.67	—	$14,865,329
Sales of Unregistered Securities
In connection with the Acision Purchase Agreement, we agreed to pay at closing part of the consideration through the issuance of 3.13 million shares of our common stock, which will be issued in a private placement transaction conducted pursuant to Section 4(a)(2) or Regulation S under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

2.1*	Asset Purchase Agreement, dated as of April 29, 2015, by and between Comverse, Inc. and Amdocs Limited.

3.1
Certificate of Designation of the Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 1, 2015).

4.1
Form of Rights Agreement, dated as of April 29, 2015, between Comverse, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation of the Series A Junior Participating Preferred Stock as Exhibit A, Form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 1, 2015).

10.1*#	Master Services Agreement, dated as of April 14, 2015, by and between Comverse, Inc. and Tech Mahindra Limited.

10.2*†	Amendment to Employment Agreement, dated as of May 14, 2015, by and between Comverse, Inc. and Philippe Tartavull.

10.3*†	Amendment to Employment Letter, dated as of May 14, 2015, by and between Comverse, Inc. and Nassrin Tavakoli.

10.4*†	Employment Agreement, dated as of March 12, 2015, by and between Comverse, Inc. and Jacky Wu.

10.5*†	Separation Agreement, dated as of April 30, 2015, by and between Comverse, Inc. and Thomas Sabol.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

**
This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Constitutes a management contract or compensatory plan or arrangement.

#
Confidential treatment was requested for certain provisions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission. The location of the confidential information is indicated in the exhibit with brackets and an asterisk ([*]).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMVERSE, INC.

June 15, 2015	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

June 15, 2015	/s/ Jacky Wu
Jacky Wu Senior Vice President, Chief Financial Officer (Principal Financial Officer)