Form 10-Q/A
period 2015-06-23
Comverse, Inc.
filed 2015-06-23
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 21,937,213 shares of the registrant’s common stock outstanding on June 1, 2015.

Explanatory Note
Comverse, Inc. (the "Company") is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three month ended April 30, 2015, filed with the Securities and Exchange Commission on June 15, 2015 (the “Original Form 10-Q”). This Form 10-Q/A is being filed solely to correct the number of shares of common stock outstanding included in the Original Filing and XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in the Original Filing.
Except for the matters described above and the inclusion of certain current dated certifications of the Company's Principal Executive Officer and Principal Financial Officer, this Form 10-Q/A does not modify or update disclosures in, or exhibits to, the Original Form 10-Q. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-Q.

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

COMVERSE, INC.

June 23, 2015	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

June 23, 2015	/s/ Jacky Wu
Jacky Wu Senior Vice President, Chief Financial Officer (Principal Financial Officer)