Form 10-Q
period 2015-07-31
XURA, INC.
filed 2015-09-09
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
XURA, INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 25,058,741 shares of the registrant’s common stock outstanding on August 31, 2015.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities.
In particular, we recently completed three material transactions:

•	the sale of our BSS business to Amdocs Limited;

•	execution of a master services agreement with Tech Mahindra pursuant to which Tech Mahindra performs certain services for us on a global basis; and

•	the acquisition of Acision Global Limited (or Acision), which closed on August 6, 2015.
These transactions are subject to numerous risks and uncertainties, which include:

•	general disruption of the business and allocation of resources to integration and restructuring following these transactions rather than sales and fulfillment efforts;

•	loss of customers or delays in orders until operations normalize following completion of the transaction;

•	loss of key employees, employee unrest or distraction, or employee litigation or union or work council-related actions, including strikes or litigation; and

•	Inability to transfer employees in certain jurisdictions immediately or at any time.
The Tech Mahindra transaction poses additional risks such as:

•	failure to achieve the cost savings and other benefits anticipated; and

•	material dependence on Tech Mahindra for critical functions and operations (including research and development, project deployment, delivery, maintenance, and support services).
The BSS Business sale transaction poses additional risks such as:

•	delays in anticipated benefits of the transaction;

•	reduction in the purchase price as a result of breaches of representation, warranties or covenants, including those relating to certain third party consents to be achieved after closing;

•	failure to meet performance standards under the post-closing Transition Services Agreement and/or losses from the fulfillment of our requirements under such agreement;

•	difficulties in implementing restructuring initiatives necessary to reduce costs and expenses following the completion of the BSS Business sale transaction; and

•	inability to re-invest the proceeds of the sale in our Digital Services or new businesses that are profitable or otherwise successful.
The Acision acquisition poses additional risks such as:

•	problems may arise in successfully integrating the Acision business into our current business, which may result in our not operating as effectively and efficiently as expected;

•	we may be unable to achieve expected synergies or it may take longer than expected to achieve such synergies;

i

•	the transaction may involve unexpected costs or unexpected liabilities; and

•
Acision’s senior credit facility may impose operating and financial requirements and restrictions on us and Acision, including requirements and restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests.

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

•	decline or weakness in the global economy;

•	adverse conditions in the telecommunications industry that result in reduced spending or demand for our products and services;

•	our reliance on third-party subcontractors for important company functions;

•	supply shortage and/or interruptions in product supply due to our dependence on a limited number of suppliers and manufacturers for certain components and third-party software;

•	the risk that natural disasters, environmental issues or other force majeure events may harm our business;

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

ii

•
risks associated with significant foreign operations and international sales, including the impact of geopolitical, economic and military conditions in foreign countries, operations in countries with a history of corruption or which are on various restricted lists, entering into transactions with foreign governments, compliance with laws that prohibit improper payments, and adverse fluctuations of currency exchange rates;

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
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on April 16, 2015 and Part II, Item 1A "Risk Factors" of this Quarterly Report. The documents and reports we file with the SEC are available through Xura, or our website, www.Xura.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenue:
Product revenue	$17,005	$20,062	$27,112	$37,072
Service revenue	44,624	54,926	80,222	102,998
Total revenue	61,629	74,988	107,334	140,070
Costs and expenses:
Product costs	12,715	18,808	25,668	28,703
Service costs	27,249	39,148	58,053	80,138
Research and development, net	8,235	9,813	16,515	18,172
Selling, general and administrative	19,686	23,059	39,559	48,619
Other operating expenses:
Restructuring expenses	4,238	1,171	7,646	3,043
Total other operating expenses	4,238	1,171	7,646	3,043
Total costs and expenses	72,123	91,999	147,441	178,675
Loss from operations	(10,494)	(17,011)	(40,107)	(38,605)
Interest income	89	100	173	215
Interest expense	(167)	(231)	(360)	(354)
Foreign currency transaction loss, net	(4,202)	(2,949)	(9,775)	(930)
Other income (expense), net	77	(413)	179	(465)
Loss before income tax benefit (expense)	(14,697)	(20,504)	(49,890)	(40,139)
Income tax benefit (expense)	2,534	(1,877)	(2,253)	(4,337)
Loss from continuing operations	(12,163)	(22,381)	(52,143)	(44,476)
Income from discontinued operations	175,060	5,515	188,379	11,479
Net income (loss)	$162,897	$(16,866)	$136,236	$(32,997)
Weighted average common shares outstanding:
Basic & diluted	22,005,116	22,401,902	21,936,379	22,348,835
Earnings (loss) per share - basic & diluted:
Continuing operations	$(0.55)	$(1.00)	$(2.38)	$(1.99)
Discontinued operations	7.95	0.25	8.59	0.51
	$7.40	$(0.75)	$6.21	$(1.48)
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net income (loss)	$162,897	$(16,866)	$136,236	$(32,997)
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	3,985	1,305	6,680	(1,157)
Changes in accumulated OCI on cash flow hedges, net of tax	176	110	605	233
Other comprehensive income (loss), net of tax	4,161	1,415	7,285	(924)
Comprehensive income (loss)	$167,058	$(15,451)	$143,521	$(33,921)
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	July 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$346,074	$158,121
Restricted cash and bank deposits	55,584	35,802
Accounts receivable, net of allowance of $3,225 and $4,403, respectively	29,653	71,670
Inventories	14,296	17,817
Deferred cost of revenue	2,855	7,059
Deferred income taxes	14,298	13,781
Prepaid expenses	11,288	15,156
Other current assets	31,663	10,570
Total current assets	505,711	329,976
Property and equipment, net	38,496	49,230
Goodwill	67,622	151,217
Intangible assets, net	1,440	4,049
Deferred cost of revenue	19,303	30,437
Deferred income taxes	1,731	3,064
Long-term restricted cash	5,253	7,940
Other assets	16,406	30,439
Total assets	$655,962	$606,352
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$145,150	$121,720
Deferred revenue	103,574	185,323
Deferred income taxes	1,593	1,491
Income taxes payable	—	2,166
Total current liabilities	250,317	310,700
Deferred revenue	62,313	89,999
Deferred income taxes	51,088	56,815
Other long-term liabilities	132,350	135,456
Total liabilities	496,068	592,970
Commitments and contingencies (Note 18)
Equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 22,908,954 and 22,591,411 shares, respectively; outstanding, 21,993,027 and 21,830,081 shares, respectively	229	226
Preferred stock, $0.01 par value - authorized, 100,000 shares	—	—
Treasury stock, at cost, 915,927 and 761,330 shares, respectively	(20,353)	(17,211)
Accumulated earnings (deficit)	89,846	(46,390)
Additional paid in capital	52,065	45,935
Accumulated other comprehensive income	38,107	30,822
Total equity	159,894	13,382
Total liabilities and equity	$655,962	$606,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$136,236	$(32,997)
Non-cash operating items:
Depreciation and amortization	9,364	9,561
Gain on BSS Business sale	(201,602)	—
Provision for doubtful accounts	331	331
Stock-based compensation expense	6,133	5,923
Deferred income taxes	(4,850)	3,131
Inventory write-downs	1,303	1,108
Other non-cash items, net	420	446
Changes in assets and liabilities:
Accounts receivable	3,701	(16,392)
Inventories	1,417	(8,624)
Deferred cost of revenue	4,747	11,592
Prepaid expense and other current assets	(32,838)	(5,580)
Accounts payable and accrued expense	25,642	(16,195)
Income taxes	(4,223)	(1,053)
Deferred revenue	(4,954)	(5,750)
Tax contingencies	15,352	3,598
Other assets and liabilities	(5,442)	1,517
Net cash used in operating activities	(49,263)	(49,384)
Cash flows from investing activities:
Purchases of property and equipment	(7,982)	(11,472)
Advance payment for acquisition of Solaiemes	—	(2,678)
Net change in restricted cash and bank deposits	(18,477)	(4,027)
Proceeds from asset sales	110	46
Proceeds from BSS Business sale including $26 million held in escrow	266,081	—
Net cash provided by (used in) investing activities	239,732	(18,131)
Cash flows from financing activities:
Payment for repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(532)	(972)
Payment for repurchase of common stock under repurchase program	(2,351)	(3,573)
Proceeds from exercises of stock options	—	40
Net cash used in financing activities	(2,883)	(4,505)
Effects of exchange rates on cash and cash equivalents	367	(973)
Net increase (decrease) in cash and cash equivalents	187,953	(72,993)
Cash and cash equivalents, beginning of period	158,121	254,580
Cash and cash equivalents, end of period	$346,074	$181,587
Non-cash investing transactions:
Accrued but unpaid purchases of property and equipment	$785	$4,587
Inventory transfers to property and equipment	$824	$1,673
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Background
Prior to October 31, 2012, the date of the Share Distribution (as defined below), Xura, Inc. (formerly known as Comverse, Inc.) (the “Company”) was a wholly-owned subsidiary of Comverse Technology, Inc. (“CTI”). Effective September 9, 2015, the Company changed its name from Comverse, Inc. to Xura, Inc. The Company was organized as a Delaware corporation in November 1997.
The Company is a global provider of digital communications solutions for communication service providers (“CSPs”), Over-The-Top (“OTT”) providers and enterprises. The Company's solutions are designed to enhance CSPs’ and OTTs’ ability to address evolving market trends towards simplification and modernization of networks, as well as create monetizable services with emerging technologies such as voice over long-term evolution (“VoLTE”), rich communication services (“RCS”), IP Messaging, Data Analytics, Web Real-Time Communication (“WebRTC”), and Machine-to-Machine messaging. Solutions are also provided to the enterprise market and are designed to accelerate their move towards mobile-enabling their customer engagements. These solutions include secure enterprise application-to-person messaging (“A2P”), credit orchestration, two-factor authentication (“2FA”) and developer tools for customized service creation. Additionally, the Company continues to offer traditional Value Added Services (“VAS”) solutions, including voicemail, visual voicemail, call completion, short messaging service (“SMS”), and multimedia picture and Video Messaging (“MMS”). This core VAS platform has been designed to allow CSPs and OTTs the ability to augment their networks with emerging products and solutions to address new types of devices, technologies, and multi-device experience which the Company believes its subscribers demand. Solutions around IP messaging connectivity to legacy networks, communications security, network signaling and spam filtering, are among the Company's solutions in this space.
The Company also offers a portfolio of professional services designed to help its customers improve and streamline operations, identify revenue opportunities, reduce costs and maximize financial flexibility.  Many of the Company's solutions can be delivered via the cloud, in a “software-as-a-service” model, and are designed to allow it to speed up deployment and permit rapid introduction of additional services. With the acquisition of Acision (as defined below), several of the Company's solutions will be offered in a revenue-share model, allowing the Company to de-risk its customers’ investments and giving the Company an ability to take part in the resulting value creation.
Amdocs Asset Purchase Agreement
On April 29, 2015, the Company entered into an Asset Purchase Agreement (the “Amdocs Purchase Agreement”) with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company agreed to sell substantially all of its assets required for operating the Company's converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (the “BSS Business”) to the Purchaser, and the Purchaser has agreed to assume certain post-closing liabilities of the Company (the “Asset Sale”). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to the Company in connection with the initial closing of the Asset Sale was approximately $273 million, subject to various purchase price adjustments, of which an aggregate of $6.5 million was scheduled to be paid upon certain deferred closings.
In connection with the Asset Sale, the Company agreed to indemnify Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. In late August 2015, the Company received certain notices of alleged claims against the escrow from Amdocs, which the Company believes to be without merit. The Company intends to defend the claims as appropriate.
In connection with the Amdocs Purchase Agreement, the Company and the Purchaser have also entered into a Transition Services Agreement (the “TSA”), which provides for support services between the Company and the Purchaser in connection with the transition of the BSS Business to the Purchaser, for various periods up to 12 months following the closing of the Asset Sale (see Note 14, Discontinued Operations).
Basis of Presentation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (the “2014 Form 10-K”).
The condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods ended July 31, 2015 and 2014, and the condensed consolidated balance sheet as of July 31, 2015 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2014 Form 10-K. The results for the three and six months ended July 31, 2015 are not necessarily indicative of the results for the full fiscal year ending January 31, 2016.
Intercompany accounts and transactions within the Company have been eliminated.
Discontinued Operations
As of April 30, 2015, the BSS Business met the criteria to be classified as held for sale as well as discontinued operations. As such, the BSS Business has been re-classified and reflected as discontinued operations on the consolidated statements of operations for all periods presented. As of July 31, 2015, certain assets and liabilities are classified as held for sale due to deferred closings and restructuring initiatives commenced in connection with the BSS Business sale. (see Note 14, Discontinued Operations).
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
Upon completion of the Share Distribution, the Company's shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” On September 9, 2015, the Company changed its trading symbol to “MSEG”. On November 1, 2012 in connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards.
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (the "Escrow Release Date"), less any claims made on or prior to such date, to

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

be released to the Company. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million. As of the closing of the Verint Merger, the Company recognized the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI. As of July 31, 2015, the indemnification liability is $3.7 million.
Acquisition of Acision
On August 6, 2015 (the “Closing Date”), the Company completed its previously announced acquisition (the “Acquisition”) of Acision Global Limited, a private company formed under the laws of England and Wales (“Acision”) pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015 (the “Purchase Agreement”), between the Company and Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (the “Seller”). Acision is a provider of messaging software solutions to CSPs and enterprises, including SMSC, MMS, IM and IP messaging. The Company acquired Acision to complement its solution portfolio, enhance its market leadership, penetrate growth markets and improve its operational efficiency.
Pursuant to the terms of the Purchase Agreement, on the Closing Date the Company acquired 100% of the equity interests of Acision in exchange for $136 million in cash, certain earnout payments (as discussed below), and 3.14 million shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). As previously disclosed, pursuant to the terms of the Purchase Agreement, an amount up to $35 million of cash consideration is subject to an earnout, contingent on the achievement of certain revenue objectives by certain of Acision’s business lines through the first quarter of 2016. To secure claims the Company may have under the Purchase Agreement, $10 million of the initial cash consideration was retained in escrow, which amount will be increased in the event that further consideration is triggered under the earnout, up to a total maximum aggregate escrow retention of $25 million. Such monies will be released to the Seller two years after completion of the transaction, subject to any claims. In addition, Acision, in consultation with the Company, entered into the previously disclosed amendment and waiver (the “Amendment”) with the requisite lenders under the Acision’s credit agreement (the “Acision Credit Agreement”) governing Acision’s existing approximately $156 million senior credit facility (the “Acision Senior Debt”), pursuant to which the Acision Senior Debt remains in place following completion of the Acquisition. Pursuant to the terms of the Acision Credit Agreement the Acision Senior Debt bears interest at a rate per annum, at the option of the Company, of either (i) a customary adjusted Eurocurrency interest rate plus 9.75% or (ii) a customary base rate plus 8.75%, and matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, the Company agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt (see Note 19, Subsequent Events).
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
At the time of the acquisition, Solaiemes had 15 employees. Results of the most recent periods for Solaiemes prior to the acquisition were not material to the Company. The results of operations of Solaiemes have been included in the consolidated financial statements beginning on the acquisition date. Revenue and earnings of Solaiemes since the acquisition date were not material.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Agreement with Tech Mahindra
On April 14, 2015, the Company entered into a Master Service Agreement (the “MSA”) with Tech Mahindra Limited (“Tech Mahindra”) pursuant to which Tech Mahindra performs certain services for the Company’s Digital Services business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for customers of the Company’s Digital Service business. In connection with the transaction, approximately 500 employees of the Company and its subsidiaries have been rehired by Tech Mahindra or its affiliates. Tech Mahindra may hire additional employees contingent upon country regulatory and compliance requirements under applicable law.
Under the MSA, the Company is obligated to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The services under the MSA started on June 1, 2015. (see Note 18, Commitments and Contingencies).
The Company has the right to terminate the MSA for convenience subject to the payment of certain termination fees. The Company may terminate the MSA upon certain material breaches, certain material performance failures or violations of applicable law by Tech Mahindra without termination fees. Tech Mahindra may terminate the MSA upon certain material breaches by the Company, including the failure to pay undisputed amounts. Upon any termination or expiration, Tech Mahindra will provide reverse transition services to transition the services being provided by Tech Mahindra pursuant to the MSA back to the Company or its designee. The MSA contains certain indemnification provisions by both the Company and Tech Mahindra.
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

•	Fair value of stock-based compensation;

•	Fair value of reporting unit for the purpose of goodwill impairment testing;

•	Fair value of long-lived assets and asset groups;

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on percentage-of-completion (“POC”) projects;

•	Valuation of inventory;

•	Israel employees severance pay;

•	Allowance for doubtful accounts;

•	Valuation of other intangible assets; and

•	Discontinued operations.
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
The Company makes judgments about the recoverability of long-lived assets, including fixed assets and purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. Each period we

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

evaluate the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation or amortization. If circumstances arise that indicate an impairment may exist, we use an estimate of the undiscounted value of expected future operating cash flows over the primary asset’s remaining useful life and salvage value to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows and salvage values are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined using the discounted cash flow ("DCF") method. Application of the DCF method for long-lived assets requires judgment and assumptions related to the amount and timing of future expected cash flows, salvage value assumptions, and appropriate discount rates. Different judgments or assumptions could result in materially different fair value estimates. During the three months ended April 30, 2015, the Company assessed its Digital Services asset group for impairment and determined no impairment existed. There were no indicators that required interim testing for the three months ended July 31, 2015.
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
The Company has the option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
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
As a result of the Amdocs Purchase Agreement for the sale the BSS Business, the Company performed an interim goodwill test in conjunction with the preparation of its financial statements for the three months ended April 30, 2015 which did

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

not result in an impairment (see Note 5, Goodwill). There were no indicators that required interim testing for the three months ended July 31, 2015.
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
The change in profit estimate for those projects accounted for under the percentage of completion method where a loss provision was recorded, negatively impacted income from operations by $0.1 million and $8.0 million during the six months ended July 31, 2015 and 2014, respectively.

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
Standards To Be Implemented
In April 2014, the FASB issued an Accounting Standards update for Presentation of Financial Statements, Property, Plant, and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance will be effective for the Company for the annual reporting period fiscal year ended January 31, 2016 and interim periods thereafter. The Company is currently following the previous guidance and is evaluating the impact of the adoption of this accounting standard update on its financial statements.
In May 2014, the FASB issued new accounting guidance on revenue recognition. This topic requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued an amendment to defer the effective date of this guidance by one year and allow entities to early adopt no earlier than the original effective date. The guidance will be effective for the Company beginning February 1, 2018. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.
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

XURA, INC. AND SUBSIDIARIES
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

4.	INVENTORIES
Inventories consist of the following:

	July 31,	January 31,
	2015	2015
	(In thousands)
Raw materials	$8,217	$10,455
Work in process	6,079	7,362
Finished goods	—	—
	$14,296	$17,817

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	GOODWILL
The changes in the carrying amount of goodwill for the six months ended July 31, 2015 are as follows:

(In thousands)
Goodwill, gross, at January 31, 2015	$313,277
Accumulated impairment losses at January 31, 2015	(162,060)
Goodwill, net, at January 31, 2015	151,217
BSS Business sale (1)	(83,699)
Effect of changes in foreign currencies and other	104
Goodwill, net, at July 31, 2015	$67,622
Balance at July 31, 2015
Goodwill, gross, at July 31, 2015	$224,077
Accumulated impairment losses at July 31, 2015	(156,455)
Goodwill, net, at July 31, 2015	$67,622
(1) Reflects reduction in goodwill from the sale of the BSS Business completed on July 2, 2015 (see Note 14, Discontinued Operations).
The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists. Under the Company's segment structure prior to the Asset Sale, the BSS and Digital Services segments have been evaluated and it has been determined that for each segment the fair value significantly exceeds the book value.
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
There were no indicators that required interim testing for the three months ended July 31, 2015.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

	July 31,	January 31,
	2015	2015
	(In thousands)
Gross carrying amount
Acquired technology	$1,784	$99,833
Customer relationships	—	35,499
Trade names	—	3,400
Total intangible assets	1,784	138,732
Accumulated amortization
Acquired technology	344	98,175
Customer relationships	—	33,108
Trade names	—	3,400
	344	134,683
Total (1)	$1,440	$4,049
(1) Reflects reduction in intangible assets from the sale of the BSS Business completed on July 2, 2015 (see Note 14, Discontinued Operations).
Amortization of intangible assets was $0.6 million and $1.3 million for the three and six months ended July 31, 2015. There were no impairments of intangible assets for the three and six months ended July 31, 2015 or 2014.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2016 (remainder of fiscal year)	$175
2017	349
2018	316
2019	316
2020 and thereafter	284
$1,440

7.	OTHER ASSETS
Other assets consisted of the following:

	July 31,	January 31,
	2015	2015
	(In thousands)
Severance pay fund (1)	$12,572	$25,759
Deposits	2,244	2,776
Other (2)	1,590	1,904
	$16,406	$30,439

(1)
Represents deposits into insurance policies to fund severance liability of the Company's Israeli employees (see Note 12, Other Long-Term Liabilities). As a result of entering into a MSA with Tech Mahindra, the Company re-classified $11.2 million in severance pay long-term assets to Other current assets during the six months ended July 31, 2015.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(2)	Includes a $1.2 million cost-method investment in a subsidiary of a significant customer at each of July 31, 2015 and January 31, 2015.

8.	RESTRUCTURING
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
2015 Initiatives
During the six months ended July 31, 2015, the Company approved the commencement of a restructuring plan primarily in connection with the MSA with Tech Mahindra and the BSS Business sale which is expected to include primarily a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate cost of the plan is currently estimated at $24.5 million in severance and facilities-related costs, which is expected to be accrued and paid by July 2016. During the six months ended July 31, 2015, the Company recorded severance-related costs of $24.3 million and paid $5.9 million.
2014 Initiatives
During the fiscal year ended January 31, 2015, the Company commenced certain initiatives with a plan to further restructure its operations towards aligning operating costs and expenses with anticipated revenue. On September 9, 2014, the Company commenced an expansion of its previously disclosed 2014 restructuring plan. The restructuring plan has been facilitated by efficiencies gained through initiatives implemented in recent fiscal periods and the expectation that software will account for a higher portion of the Company's revenue in future periods. The restructuring is designed to align operating costs and expenses with currently anticipated revenue. The restructuring plan (as expanded) includes a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. In relation to this restructuring plan, the Company recorded severance-related and facilities-related costs of $13.0 million and $2.4 million, respectively, for the fiscal year ended January 31, 2015. During the six months ended July 31, 2015, the Company paid severance and facilities-related costs of $1.9 million and $0.6 million, respectively. The remaining severance-related and facilities-related costs accrued under the plan are expected to be paid by October, 2015 and December, 2024, respectively.
During the fiscal year ended January 31, 2015, the Company recognized a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives.
Fourth Quarter 2012 Initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. During the six months ended July 31, 2015, the Company paid facilities-related costs of $0.5 million. The remaining facilities-related costs accrued under this plan are expected to be paid by October, 2019.
Third Quarter 2010 Restructuring Initiatives and Business Transformation
During the fiscal year ended January 31, 2011, the Company commenced certain initiatives to improve its cash position, including a plan to restructure its operations with a view towards aligning operating costs and expenses with anticipated revenue, reducing its annualized operating costs. During the fiscal year ended January 31, 2012, the Company implemented a second phase of measures (the “Phase II Business Transformation”) that focuses on process reengineering to maximize business performance, productivity and operational efficiency. As part of the Phase II Business Transformation, the Company restructured its operations into new business units that are designed to improve operational efficiency and business performance. One of the primary purposes of the Phase II Business Transformation is to solidify the Company’s leadership in BSS and leverage the growth in mobile data usage, while maintaining its leading market position in Digital Services and implementing further cost savings through operational efficiencies and strategic focus. The remaining facilities-related costs accrued under this plan are expected to be paid by April, 2016.

XURA, INC. AND SUBSIDIARIES
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
The following tables represent a roll forward of the workforce reduction and restructuring activities noted above for the six months ended July 31, 2015 and 2014:

	2015 Initiative		2014 Initiative		Fourth Quarter 2012 Initiative	Third Quarter 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Facilities Related	Facilities Related	Total
	(In thousands)
January 31, 2015	$—	$—	$2,843	$1,837	$2,872	$214	$7,766
Expenses (1)	24,269	273	50	51	39	10	24,692
Change in assumptions	(934)	(4)	(504)	254	1	(2)	(1,189)
Translation and other adjustments	(1)	—	—	—	—	—	(1)
Paid or utilized	(5,860)	(203)	(1,893)	(618)	(537)	(97)	(9,208)
July 31, 2015 (2)	$17,474	$66	$496	$1,524	$2,375	$125	$22,060
(1) Includes restructuring expense associated with BSS employees of $15.9 million for the six months ended July 31, 2015.
(2) Includes restructuring liability relating the BSS Business sale of $13.7 million as of July 31, 2015.

	2014 Initiative	Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative	Netcentrex 2010 and 2011 Initiative
	Severance Related	Severance Related	Facilities Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2014	$—	$1,062	$5,728	$390	$50	$15	$7,245
Expenses (1)	5,015	84	48	10	—	—	5,157
Change in assumptions	(107)	(102)	(250)	—	(47)	—	(506)
Translation and other adjustments	—	—	—	—	(1)	(1)	(2)
Paid or utilized	(3,456)	(1,030)	(873)	(97)	(2)	—	(5,458)
July 31, 2014	$1,452	$14	$4,653	$303	$—	$14	$6,436
(1) Includes restructuring expense associated with BSS employees of $1.6 million for the six months ended July 31, 2014.

9.	DEBT
Spain Government Sponsored Loans
On August 1, 2014, the Company assumed in connection with the acquisition of Solaiemes approximately $1.4 million of debt. The debt consists of Spain government sponsored loans extended for research and development projects. The loans are subject to certain acceleration clauses which are not considered probable of being triggered. As of July 31, 2015 and January 31, 2015, the balance of outstanding debt classified in accounts payable and accrued expense and long-term liabilities are as follows:

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(In thousands)	July 31, 2015	January 31, 2015
3.98% note due 2017	$210	$216
0.53% note due 2018	304	312
2.48% notes due 2018	99	118
3.95% note due 2020	82	84
0% note due 2022	365	400
	1,060	1,130
Less: current portion	89	132
Long-term debt	$971	$998
Aggregate debt maturities for each of the succeeding fiscal years are as follows:

Fiscal Years Ending January 31,	(In thousands)
2016 (remainder of fiscal year)	$89
2017	251
2018	255
2019	241
2020 and thereafter	224
$1,060
Acision Indebtedness
In connection with the completion of the Acquisition of Acision, on August 6, 2015, Acision, in consultation with the Company, entered into the previously disclosed amendment and waiver with the requisite lenders under Acision’s credit agreement governing Acision’s existing approximately $156 million senior credit facility with $10 million and $146 million classified as short-term and long-term debt, respectively. (see Note 19 Subsequent Events).
Comverse Ltd. Lines of Credit
As of July 31, 2015 and January 31, 2015, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $17.0 million and $25.0 million, respectively, line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended July 31, 2015, Comverse Ltd. decreased the line of credit from $25.0 million to $17.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $17.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of July 31, 2015 and January 31, 2015, Comverse Ltd. had utilized $12.6 million and $19.5 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of July 31, 2015 and January 31, 2015, Comverse Ltd. had an additional line of credit with a bank for $10.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of July 31, 2015 and January 31, 2015, Comverse Ltd. had no outstanding borrowings under the line of credit. As of July 31, 2015 and January 31, 2015, Comverse Ltd. had utilized $4.8 million and $6.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

and bank deposits” and “Long-term restricted cash” included within the condensed consolidated balance sheets as of July 31, 2015 and January 31, 2015.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the six months ended July 31, 2015 and 2014, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assesses the counterparty credit risk for each party prior to entering into its derivative financial instruments and in valuing the derivative instruments for the periods presented.
Forward Contracts
During the six months ended July 31, 2015 and 2014, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar and the new Israeli shekel to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). Such amounts are re-classified to the statements of operations when the effects of the item being hedged are recognized. The Company’s derivatives outstanding as of July 31, 2015 are short-term in nature and are due to contractually settle within the next twelve months.
The following tables summarize the Company’s derivative positions and their respective fair values:

	July 31, 2015
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$14,595	Prepaid expenses and other current assets	$488
Total assets			$488

	January 31, 2015
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Liabilities
Derivatives designated as hedging instruments
Short-term foreign currency forward	$31,123	Other current liabilities	$117
Total liabilities			$117

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	Three Months Ended July 31, 2015
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Re-classified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$437	$261	$—
Total	$437	$261	$—

	Three Months Ended July 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Re-classified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$209	$99	$—
Total	$209	$99	$—

	Six Months Ended July 31, 2015
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Re-classified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$759	$154	$—
Total	$759	$154	$—

	Six Months Ended July 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Re-classified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$460	$227	$—
Total	$460	$227	$—
There were no gains or losses from ineffectiveness of these hedges recorded for the three and six months ended July 31, 2015 and 2014.

XURA, INC. AND SUBSIDIARIES
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three and six months ended July 31, 2015 and 2014.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	July 31, 2015
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$10,402	$—	$—	$10,402
Derivative assets	—	488	—	488
	$10,402	$488	$—	$10,890

	January 31, 2015
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$20,401	$—	$—	$20,401
	$20,401	$—	$—	$20,401
Financial Liabilities:
Embedded derivatives	$—	$117	$—	$117
	$—	$117	$—	$117

(1)	Money market funds are classified in “Cash and cash equivalents” within the condensed consolidated balance sheets.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	July 31,	January 31,
	2015	2015
	(In thousands)
Liability for severance pay (1)	$18,521	$36,166
Tax contingencies	102,316	85,782
Long-term debt	971	998
Other long-term liabilities	10,542	12,510
Total	$132,350	$135,456
(1) As a result of entering into a MSA with Tech Mahindra, the Company re-classified $14.6 million in severance pay long-term liabilities to Accounts payable and accrued expense during the six months ended July 31, 2015.
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
A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amounts of $12.6 million and $25.8 million as of July 31, 2015 and January 31, 2015, respectively.
Severance pay expenses pursuant to Israel’s Severance Pay Law were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands)
Increase due to passage of time	$458	$1,038	$1,212	$2,072
Increase due to salary increase	289	447	415	674
Reversal due to voluntary termination of employee	(258)	(364)	(363)	(511)
Loss (gain) from change in fund value	(168)	(177)	(191)	(152)
Total operating expense due to Israeli Severance Law	$321	$944	$1,073	$2,083

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

13.STOCK-BASED COMPENSATION
2012 Stock Incentive Compensation Plan
In October 2012, in connection with the Share Distribution the Company adopted the Xura, Inc. 2012 Stock Incentive Compensation Plan, which was amended and restated June 2015 (as amended, the "2012 Incentive Plan"). The 2012 Incentive Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance-based compensation awards and other stock-based awards (referred to collectively as the "Awards") based on shares of the Company's common stock (referred to as "Shares"). The Company's employees, non-employee directors and consultants as well as employees and consultants of its subsidiaries and affiliates are eligible to receive Awards. In June 2015, the Company registered additional shares under the 2012 Incentive Plan in connection with its amendment and restatement.
A total of 5.0 million Shares are reserved for issuance under future Awards to be granted under the 2012 Incentive Plan (referred to as the "Future Awards").
As of July 31, 2015, stock options to purchase 1,390,517 Shares and additional Awards covering 373,990 Shares were outstanding. As of July 31, 2015, an aggregate of 3,227,565 Future Awards are available for future grant under the 2012 Incentive Plan.
Employee Stock Purchase Plan
In June 2015, the Company adopted the Employee Stock Purchase Plan (“ESPP”). The ESPP authorizes an aggregate of 840,000 Shares to be purchased by eligible employees. The ESPP allows eligible employees to purchase Shares at certain regular purchase dates through payroll deductions of up to a maximum of 15% of the employee’s compensation. The purchase price for each offering period is 85% of the lesser of (a) the fair market value of the Shares on the offering date or (b) the fair market value of the Shares on the purchase date. There were no offerings under the ESPP plan during the three months ended July 31, 2015.
Share-Based Awards
Stock-based compensation expense associated with awards for the three and six months ended July 31, 2015 and 2014 included in the condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands)
Stock options:
Service costs	$31	$76	$52	$117
Research and development	56	55	105	94
Selling, general and administrative	781	564	1,398	947
	868	695	1,555	1,158
Restricted/Deferred stock awards:
Service costs	330	701	1,092	1,630
Research and development	102	235	318	553
Selling, general and administrative	1,778	1,354	3,168	2,582
	2,210	2,290	4,578	4,765
Total (1)	$3,078	$2,985	$6,133	$5,923
(1) Includes stock-based compensation expense associated with awards granted to BSS employees of $0.6 million and $1.3 million, respectively, for the three and six months ended July 31, 2015 and $0.6 million and $1.4 million, respectively, for the three and six months ended July 31, 2014.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (“RSUs”) and stock options to certain key employees and director stock unit awards (“DSUs”) to non-employee directors (such RSUs and DSUs collectively referred to as “Restricted Awards”). For the six months ended July 31, 2015, the Company granted Restricted Awards covering an aggregate

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of 215,771 Shares and stock options to purchase an aggregate of 399,186 Shares. For the six months ended July 31, 2014, the Company granted Restricted Awards covering an aggregate of 300,494 Shares and stock options to purchase an aggregate of 374,827 Shares.
During the six months ended July 31, 2014, 1,365 shares were issued upon exercise of stock options under the 2012 Incentive Plan. Total proceeds from these Shares were negligible. For the six months ended July 31, 2015, there were no shares issued upon exercise of stock options under the 2012 Incentive Plan.
The fair market value of the Company's Restricted Awards that vested during the three and six months ended July 31, 2015, was $4.7 million and $6.8 million, respectively. The fair market value of the Company's Restricted Awards that vested during the three and six months ended July 31, 2014, was $3.0 million and $9.1 million, respectively.
As of July 31, 2015, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $6.7 million, which is expected to be recognized over a weighted-average period of 2.07 years.
The Company's outstanding stock options as of July 31, 2015 include unvested stock options to purchase 694,574 Shares with a weighted-average grant date fair value of $7.02, an expected term of 4.0 years and a total fair value of $4.9 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase Shares was $4.2 million, which is expected to be recognized over a weighted-average period of 2.23 years.

14.	DISCONTINUED OPERATIONS
Amdocs Asset Purchase Agreement
On April 29, 2015, the Company entered into an Asset Purchase Agreement (the “Amdocs Purchase Agreement") with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company agreed to sell substantially all of its assets required for operating the Company's converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (the “BSS Business”) to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of ours (the “Asset Sale”). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to the Company in connection with the initial closing of the Asset Sale was approximately $273 million, subject to various purchase price adjustments, of which an aggregate of $6.5 million was scheduled to be paid upon certain deferred closings. During the three months ended July 31, 2015, $2.0 million of deferred closings were completed with payment received in August, 2015.
In connection with the Asset Sale, the Company agreed to indemnify Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. This $26 million is classified as a current asset within restricted cash in the Company's condensed consolidated balance sheet. In late August 2015, the Company received certain notices of alleged claims against the escrow from Amdocs, which the Company believes to be without merit. The Company intends to defend the claims as appropriate.
In connection with the Amdocs Purchase Agreement, the Company and the Purchaser have also entered into a Transition Services Agreement (the “TSA”), which provides for support services between the Company and the Purchaser in connection with the transition of the BSS Business to the Purchaser, for various periods up to 12 months following the closing of the Asset Sale. During the three months ended July 31, 2015, approximately $1.7 million and $1.8 million have been recorded in other current assets for services provided under the TSA and expenses to be reimbursed by the Purchaser.
The BSS Business met the criteria to be classified as held for sale as well as discontinued operations. As such, the BSS Business has been re-classified and reflected as discontinued operations on the consolidated statements of operations for all periods presented. As of July 31, 2015, certain assets and liabilities are held for sale due to deferred closings and restructuring initiatives commenced in connection the BSS Business sale.
Upon completion of the sale, the Company paid a commission of approximately $4.0 million to its advisors.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The table below provides a breakout of the discontinued operations statements of operations.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014

Revenue	$22,504	$40,333	$71,092	$94,382
Costs and expenses:
Product and service costs	10,980	17,905	39,489	47,484
Research and development, net	2,554	4,933	6,704	12,106
Selling, general and administrative	4,596	6,490	11,750	15,074
Other operating expenses:
Restructuring expenses	15,290	742	15,857	1,613
Total other operating expenses	15,290	742	15,857	1,613
Total costs and expenses	33,420	30,070	73,800	76,277
(Loss) income from operations	(10,916)	10,263	(2,708)	18,105
Income tax benefit (expense)	9,440	(4,748)	14,551	(6,626)
Discontinued operations, net of tax	(1,476)	5,515	11,843	11,479
Gain on sale of discontinued operations, before tax	201,602	—	201,602	—
Income tax expense	(25,066)	—	(25,066)	—
Gain on sale of discontinued operations, net of tax	176,536	—	176,536	—
Net income from discontinued operations, net of tax	$175,060	$5,515	$188,379	$11,479

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Components of assets and liabilities held for sale (in thousands):

	July 31, 2015	April 30, 2015
ASSETS
Current assets:
Accounts receivable, net of allowance	$989	$38,315
Deferred cost of revenue	—	4,042
Prepaid expenses and other current assets	316	8,345
Total current assets	1,305	50,702
Property and equipment, net	2,276	8,794
Goodwill	—	83,797
Intangible assets, net	—	1,700
Deferred cost of revenue	—	7,114
Other assets	290	2,722
Total assets	$3,871	$154,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—	$28,725
Deferred revenue	980	73,334
Total current liabilities	980	102,059
Deferred revenue	—	27,738
Other long-term liabilities	368	3,549
Total liabilities	$1,348	$133,346
Stock-based compensation expense associated with awards for the three and six months ended July 31, 2015 and 2014 included in the discontinued operations statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands)
Stock options:
Service costs	$11	$11	$16	$12
Research and development	—	9	—	13
Selling, general and administrative	42	45	85	70
	53	65	101	95
Restricted/Deferred stock awards:
Service costs	176	296	552	715
Research and development	23	85	72	234
Selling, general and administrative	361	157	567	344
	560	538	1,191	1,293
Total	$613	$603	$1,292	$1,388

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In connection with completing the final terms of the Asset Sale certain customer arrangements were not transferred to Amdocs and therefore the unaudited consolidated statements of operations for the three and six months ended July 31, 2015 and 2014 include adjustments to reflect a change in estimates made to our discontinued operations presentation previously reported. For the three and six months ended July 31, 2015, the Company reflects an increase of $6.7 million in revenue and $3.7 million in costs of revenue from continuing operations previously included in discontinued operations for the three months ended April 30, 2015. For the three and six months ended July 31, 2014, the Company reflects an increase of $9.6 million in revenue and $5.3 million in costs of revenue from continuing operations previously included in discontinued operations for the three months ended April 30, 2014.

15.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of equity are as follows:

	Six Months Ended July 31,
	2015	2014
	(In thousands)
Balance, January 31	$13,382	$32,810
Net income (loss)	136,236	(32,997)
Unrealized gain for cash flow hedge positions, net of reclassification adjustments and net of zero tax	605	233
Foreign currency translation adjustment	6,680	(1,157)
Stock-based compensation expense	6,133	5,923
Exercises of stock options	—	40
Repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(791)	(972)
Repurchase of common stock under repurchase program	(2,351)	(3,573)
Balance, July 31	$159,894	$307
Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income (“AOCI”), net of zero tax, were as follows (in thousands, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2015	$30,939	$(117)	$30,822
Other comprehensive income before reclassifications	6,680	759	7,439
Amounts re-classified from AOCI	—	(154)	(154)
Other comprehensive income	6,680	605	7,285
Balance as of July 31, 2015	$37,619	$488	$38,107

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2014	$23,274	$58	$23,332
Other comprehensive (loss) income before reclassifications	(1,157)	460	(697)
Amounts re-classified from AOCI	—	(227)	(227)
Other comprehensive (loss) income	(1,157)	233	(924)
Balance as of July 31, 2014	$22,117	$291	$22,408

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The amounts of unrealized losses (gains) on cash flow hedges re-classified out of accumulated other comprehensive income (loss) into the condensed consolidated condensed statements of operations, with presentation location, were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$(102)	$(49)	$(55)	$(111)
Research and development, net	(37)	(14)	(17)	(33)
Selling, general and administrative	(122)	(36)	(82)	(83)
Total	$(261)	$(99)	$(154)	$(227)
Net Operating Loss Rights Agreement
Effective April 29, 2015, the Company's Board of Directors adopted a rights plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of common stock. The dividend is payable to the Company's stockholders of record as of May 11, 2015.
The Company's Board of Directors adopted the Rights Plan in an effort to protect stockholder value by attempting to diminish the risk that the Company's ability to use its net operating losses and unrealized losses (collectively, the “NOLs”) to reduce potential future federal income tax obligations may become substantially limited. The Company has experienced and may continue to experience substantial operating losses, including realized losses for tax purposes from sales inventory previously written down for financial statement purposes, which would produce NOLs. Under the Internal Revenue Code and regulations promulgated by the U.S. Treasury Department, the Company may “carry forward” these NOLs in certain circumstances to offset any current and future taxable income and thus reduce the Company's federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, the Company projects to be able to carry forward a significant amount of NOLs, and therefore these NOLs could be a substantial asset to the Company. However, if the Company experiences an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, the ability to use the NOLs, including NOLs later arising from sales inventory previously written down, will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.
The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of the Company's outstanding common stock (an “Acquiring Person”) without the approval of the Company's Board of Directors. Stockholders who own 4.9% or more of the Company's outstanding common stock as of the close of business on May 11, 2015 will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of common stock or (ii) fall under 4.9% ownership of common stock and then re-acquire 4.9% or more of the common stock of the Company. The Rights Plan does not exempt any future acquisitions of common stock by such persons. Any rights held by an Acquiring Person are void and may not be exercised. The Board of Directors may, in its sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan.
The Company's Board of Directors authorized the issuance of one right per each outstanding share of the Company's common stock payable to the Company's stockholders of record as of May 11, 2015. Subject to the terms, provisions and conditions of the Rights Plan, if the rights become exercisable, each right would initially represent the right to purchase from us one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $100.00 (the “Purchase Price”). If issued, each fractional share of preferred stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company's common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

which the Board of Directors determines that no Tax Benefits may be carried forward and (vi) April 29, 2016 if Stockholder Approval has not been obtained.
The Rights Plan was approved by the Company's stockholders at the 2015 Annual Meeting of Stockholders held on June 24, 2015.

16.	EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted loss per share attributable to the Company's stockholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested Restricted Awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.

The calculation of earnings (loss) per share is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(12,163)	$(22,381)	$(52,143)	$(44,476)
Income from discontinued operations	175,060	5,515	188,379	11,479
Denominator:
Basic & diluted weighted average common shares outstanding	22,005,116	22,401,902	21,936,379	22,348,835
Earnings (loss) per share - basic & diluted:
Continuing operations	$(0.55)	$(1.00)	$(2.38)	$(1.99)
Discontinued operations	7.95	0.25	8.59	0.51
	$7.40	$(0.75)	$6.21	$(1.48)

As a result of the Company’s net loss from continuing operations during the three and six months ended July 31, 2015, the diluted earnings (loss) per share computation excludes 0.1 million and 0.1 million of stock-based awards, respectively, and for the three and six months ended July 31, 2014, such computation excludes 0.1 million and 0.2 million of stock-based awards, respectively, from the calculations because their inclusion would have been anti-dilutive.
On August 6, 2015, the Company completed its previously announced acquisition of Acision. Pursuant to the Acision Purchase Agreement, the Company acquired all of the equity securities of and voting interests in Acision for a purchase price consisting of approximately $136 million in cash, certain earnout payments (as discussed below) and 3.14 million shares of the Company’s common stock, par value $0.01 per share which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) or Regulation S under the Securities Act of 1933, as amended, subject to certain adjustments.

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
The Company recorded an income tax benefit from continuing operations of $2.5 million for the three months ended July 31, 2015, representing an effective tax rate of 17.2% compared with an income tax provision from operations of $1.9 million, representing an effective tax rate of (9.2)% for the three months ended July 31, 2014. During the three months ended July 31, 2015 and 2014, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in the U.S. and certain of the Company's foreign tax jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in the Company's effective tax rate for the three months ended July 31,

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2015, compared to the three months ended July 31, 2014 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions incurring losses.
The Company recorded an income tax provision from continuing operations of $2.3 million for the six months ended July 31, 2015, representing an effective tax rate of (4.5)% compared with an income tax provision from operations of $4.3 million, representing an effective tax rate of (10.8)% for the six months ended July 31, 2014. During the six months ended July 31, 2015 and 2014, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in U.S. and certain of the Company's foreign tax jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in the Company's effective tax rate for the six months ended July 31, 2015, compared to the six months ended July 31, 2014 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, and the fact that the Company has to compute a separate effective tax rate for certain tax jurisdictions incurring losses.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a tax jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign tax jurisdictions. During the six months ended July 31, 2015, the Company reassessed its valuation allowance requirements taking into consideration the Share Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of July 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $102.3 million (see Note 12, Other Long-Term Liabilities). The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of July 31, 2015 could decrease by approximately $36.1 million within the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties was $40.0 million as of July 31, 2015.
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

XURA, INC. AND SUBSIDIARIES
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
In addition, under the Share Distribution Agreements the Company entered into in connection with the Share Distribution, the Company agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, to be released to the Company. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million.
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

XURA, INC. AND SUBSIDIARIES
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
An additional case has been filed by an individual plaintiff in the Tel Aviv District Court similarly seeking to recover damages up to an aggregate of $3.3 million allegedly incurred as a result of the inability to exercise certain stock options. The case generally alleges the same causes of actions alleged in the potential class action discussed above. The parties conducted a mediation process that ended without success. On June 26, 2014 the Court ordered the plaintiff to notify it why not to transfer the claim to the Labor Court. On July 10, 2014, the plaintiff filed a notice to court according to which the subject-matter jurisdiction is reserved to the District Court. The Court did not accept the plaintiff's argument and has assigned the case to the Labor Court. A preliminary hearing at the Labor court was held on July 8, 2015. The court scheduled dates for further proceedings, as follows: Completion of preliminary proceedings by October 10, 2015; Plaintiff will submit affidavits on his behalf by January 1, 2016; The defendants will submit affidavits on their behalf by April 1, 2016; Evidentiary hearings have been set for June 23, 2016 and July 14, 2016.
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
Amdocs Asset Purchase Agreement
On April 29, 2015, the Company entered into an Asset Purchase Agreement (the “Amdocs Purchase Agreement”) with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company’s BSS Business to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of the Company (the “Asset Sale”). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to the Company in connection with the initial closing of the Asset Sale was approximately $273 million, subject to various purchase price adjustments, of which an aggregate of $6.5 million will be paid upon certain deferred closings.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In connection with the Asset Sale, the Company agreed to indemnify Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. (see Note 14, Discontinued Operations). In late August 2015, the Company received certain notices of alleged claims against the escrow from Amdocs, which the Company believes to be without merit. The Company intends to defend the claims as appropriate.
Agreement with Tech Mahindra
On April 14, 2015, the Company entered into a MSA with Tech Mahindra pursuant to which Tech Mahindra performs certain services for the Company’s Digital Services business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for customers of the Company’s Digital Service business. In connection with the transaction, approximately 500 employees of the Company and its subsidiaries have been rehired by Tech Mahindra or its affiliates. Tech Mahindra may hire additional employees contingent upon country regulatory and compliance requirements under applicable law.
Under the MSA, the Company is obligated to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The Company's expected obligation is $23 million, $40 million, $39 million, $36 million, $32 million, $29 million and $12 million, for fiscal years ended January 31, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively. The services under the MSA started on June 1, 2015. The Company has accrued $3.5 million for services performed during the three months ended July 31, 2015.
The Company has the right to terminate the MSA for convenience subject to the payment of certain termination fees. The Company may terminate the MSA upon certain material breaches, certain material performance failures or violations of applicable law by Tech Mahindra without termination fees. Tech Mahindra may terminate the MSA upon certain material breaches by the Company, including the failure to pay undisputed amounts. Upon any termination or expiration, Tech Mahindra will provide reverse transition services to transition the services being provided by Tech Mahindra pursuant to the MSA back to the Company or its designee. The MSA contains certain customary indemnification provisions by both the Company and Tech Mahindra.
Acision
On August 6, 2015, the Company completed its previously announced acquisition of Acision pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015.
The Acision Purchase Agreement contains customary representations, warranties and covenants, by the parties thereto. Each party agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations (see Note 19, Subsequent Events).
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2015 and January 31, 2015, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $20.9 million and $29.0 million as of July 31, 2015 and January 31, 2015, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through July 31, 2016.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of July 31, 2015, the total amounts related to the reserved portion of the tax and labor contingencies was $0.1 million and the unreserved portion of the tax and labor contingencies totaled approximately $7.1 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of July 31, 2015, the Company had $4.8 million of deposits, included in Long-term restricted cash, with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.

19.	SUBSEQUENT EVENTS
Acision Indebtedness
On August 6, 2015 (the “Closing Date”), the Company completed its previously announced acquisition (the “Acquisition”) of Acision Global Limited, a private company formed under the laws of England and Wales (“Acision”) pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015 (the “Purchase Agreement”), between the Company and Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (“Seller”). Acision is a provider of messaging software solutions to CSPs and enterprises, including SMSC, MMS, IM and IP messaging. The Company acquired Acision to complement its solution portfolio, enhance its market leadership, penetrate growth markets and improve its operational efficiency.
Pursuant to the terms of the Purchase Agreement, on the Closing Date the Company acquired 100% of the equity interests of Acision in exchange for $136 million in cash, certain earnout payments (as discussed below), and 3.14 million shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). As previously disclosed, pursuant to the terms of the Purchase Agreement, an amount up to $35 million of cash consideration will be subject to an earnout, contingent on the achievement of certain revenue objectives by certain of Acision’s business lines through the first quarter of 2016. To secure claims the Company may have under the Purchase Agreement, $10 million of the initial cash consideration was retained in escrow, which amount will be increased in the event that further consideration is triggered under the earnout, up to a total maximum aggregate escrow retention of $25 million. Such monies will be released to the Seller two years after completion of the transaction, subject to any claims. In addition, Acision, in consultation with the Company, entered into the previously disclosed amendment and waiver (the “Amendment”) with the requisite lenders under the Acision’s credit agreement (the “Acision Credit Agreement”) governing Acision’s existing approximately $156 million senior credit facility (the “Acision Senior Debt”), pursuant to which the Acision Senior Debt remains in place following completion of the Acquisition. Pursuant to the terms of the Acision Credit Agreement the Acision Senior Debt bears interest at a rate per annum, at the Company's option, of either (i) a customary adjusted Eurocurrency interest rate plus 9.75% or (ii) a customary base rate plus 8.75%, and matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, the Company agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt.
The Acision Credit Agreement contains customary representations and warranties and affirmative, restrictive and financial covenants. These provisions, with certain exceptions, restrict Acision’s ability and the ability of its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Acision

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Credit Agreement also contains customary events of default, including, among other things, non-payment defaults, covenant defaults, material adverse effect defaults, bankruptcy and insolvency defaults and material judgment default.
The Acision Purchase Agreement contains customary representations, warranties and covenants, by the parties thereto. Each party agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations

Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired. The Company will include such information in the Quarterly Report on Form 10-Q for the period ending October 31, 2015.
Amdocs Asset Purchase Agreement
As previously disclosed,  the purchase price under the Asset Sale is subject to a working capital adjustment, which is currently estimated to increase the purchase price by approximately $5.2 million.

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
EXECUTIVE SUMMARY
Overview
We are a global provider of digital communications solutions for communication service providers (or CSPs), Over-The-Top (or OTT) providers and enterprises. Our solutions are designed to enhance CSPs’ and OTTs’ ability to address evolving market trends towards simplification and modernization of networks, as well as create monetizable services with emerging technologies such as voice over long-term evolution (or VoLTE), rich communication services (or RCS), IP Messaging, Data Analytics, Web Real-Time Communication (or WebRTC), and Machine-to-Machine messaging.  Solutions are also provided to the enterprise market and are designed to accelerate their move towards mobile-enabling their customer engagements. These solutions include secure enterprise application-to-person messaging (or A2P), credit orchestration, two-factor authentication (or 2FA) and developer tools for customized service creation. Additionally, we continue to offer traditional Value Added Services (or VAS) solutions, including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and Video Messaging (or MMS)).  This core VAS platform has been designed to allow CSPs and OTTs the ability to augment their networks with emerging products and solutions to address new types of devices, technologies, and multi-device experience which we believe their subscribers demand.  Solutions around IP messaging connectivity to legacy networks, communications security, network signaling and spam filtering, are among our solutions in this space.
We also offer a portfolio of professional services designed to help our customers improve and streamline operations, identify revenue opportunities, reduce costs and maximize financial flexibility.  Many of our solutions can be delivered via the cloud, in a “software-as-a-service” model, allowing us to speed up deployment and permit rapid introduction of additional services. With our acquisition of Acision Global Limited (“Acision”), several of our solutions will be offered in a revenue-share model, allowing us to de-risk our customers’ investments and giving us the ability to take part in the resulting value creation.
Amdocs Asset Purchase Agreement
On April 29, 2015, we entered into an Asset Purchase Agreement (as amended, the Amdocs Purchase Agreement) with Amdocs Limited, a Guernsey company (or Purchaser). Pursuant to the Amdocs Purchase Agreement, we agreed to sell substantially all of our assets required for operating our converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (or BSS Business) to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of ours (or the Asset Sale). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to us in connection with the initial closing of the Asset Sale was approximately $273 million, subject to various purchase price adjustments, of which an aggregate of $6.5 million was scheduled to be paid upon certain deferred closings.
In connection with the Asset Sale, we agreed to indemnify Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing.
In connection with the Amdocs Purchase Agreement, we and the Purchaser have also entered into a Transition Services Agreement (or the TSA), which provides for support services between us and the Purchaser in connection with the transition of the BSS Business to the Purchaser, for various periods up to 12 months following the closing of the Asset Sale. For additional information, see Note 19 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Discontinued Operations
As of April 30, 2015, the BSS Business met the criteria to be classified as held for sale as well as discontinued operations. As such, the BSS Business have been re-classified and reflected as discontinued operations on the consolidated statements of earnings for all periods presented. As of July 31, 2015, certain assets and liabilities are held for sale due to deferred closings and restructuring initiatives commenced in connection the BSS Business sale. For additional information, see Note 14 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
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
Other Significant Events
During the six months ended July 31, 2015 and subsequent thereto, the following significant events occurred:
Acquisition of Acision.
On August 6, 2015 (or the Closing Date), we completed the previously announced acquisition (or the Acquisition) of Acision Global Limited, a private company formed under the laws of England and Wales (or Acision) pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015 (or the Purchase Agreement), between us and Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (or the Seller).

Pursuant to the terms of the Purchase Agreement, on the Closing Date we acquired 100% of the equity interests of Acision in exchange for $136 million in cash, certain earnout payments (as discussed below), and 3.14 million shares of our common stock, par value $0.01 per share (or the Consideration Shares), which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (or the Securities Act). As previously disclosed, pursuant to the terms of the Purchase Agreement, an amount up to $35 million of cash consideration will be subject to an earnout, contingent on the achievement of certain revenue objectives by certain of Acision’s business lines through the first quarter of 2016. To secure claims we may have under the Purchase Agreement, $10 million of the initial cash consideration was retained in escrow, which amount will be increased in the event that further consideration is triggered under the earnout, up to a total maximum aggregate escrow retention of $25 million. Such monies will be released to the Seller two years after completion of the transaction, subject to any claims. In addition, Acision, in consultation with us, entered into the previously disclosed amendment and waiver (or the Amendment) with the requisite lenders under Acision’s credit agreement (the “Acision Credit Agreement”) governing Acision’s existing approximately $156 million senior credit facility (or the Acision Senior Debt), pursuant to which the Acision Senior Debt will remain in place following completion of the Acquisition. Pursuant to the terms of the Acision Credit Agreement the Acision Senior Debt bears interest at a rate per annum, at our option, of either (i) a customary adjusted Eurocurrency interest rate plus 9.75% or (ii) a customary base rate plus 8.75%, and matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, we agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt. For additional information, see Note 19 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Master Services Agreement with Tech Mahindra. On April 14, 2015, we entered into a Master Service Agreement (or the MSA) with Tech Mahindra Limited (or Tech Mahindra) pursuant to which Tech Mahindra performs certain services for our Digital Services business on a global basis. The services include research and development, project deployment and delivery, and maintenance and support for customers of our Digital Service business. In connection with the transaction, approximately 500 of our employees have been rehired by Tech Mahindra or its affiliates. Tech Mahindra may hire additional employees contingent upon country regulatory and compliance requirements under applicable law.
Under the MSA, we are required to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The services under the MSA started on June 1, 2015. We expect to realize gross savings in excess of $70 million over the term of the MSA. For additional information, see Note 18 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
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
The Rights Plan was approved by our stockholders at the 2015 Annual Meeting of Stockholders held on June 24, 2015.
Separation agreement with Thomas Sabol. On April 30, 2015, we entered into a separation agreement with Thomas Sabol, our former Senior Vice President, Chief Financial Officer, pursuant to which Mr. Sabol ceased to serve as Senior Vice President and Chief Financial Officer on April 30, 2015 and his employment with us was terminated on July 1, 2015.
Resignation of Board Member. On May 9, 2015, Neil Montefiore did not stand for re-election at the 2015 annual meeting of stockholders (or Annual Meeting) and resigned from our Board of Directors effective the date of the 2015 Annual Meeting of Stockholders. Mr. Montefiore, whose primary expertise lies with the BSS Business, advised us that his resignation was prompted by the sale of the BSS business to Amdocs Limited.
Extension of Employment Terms of Named Executive Officers. On May 14, 2015, we entered into amendment to employments agreements with each of Philippe Tartavull, our President, Chief Executive Officer and Director, and Nassrin Tavakoli, our Executive Vice President and Chief Technology Officer pursuant to which the term of employment of Mr. Tartavull and Ms. Tavakoli was extended for a year through May 21, 2016 and October 1, 2016, respectively. The term of each executive’s employment will automatically renew for one year increments, unless either the executive of the Company provides the other party with a prior written notice of non-renewal at least 60 days prior to the renewal date.

Condensed Consolidated Financial Highlights
The following table presents certain financial highlights for the three and six months ended July 31, 2015 and 2014, including Xura Performance, Xura Performance margin (reflecting Xura Performance as a percentage of revenue), Adjusted EBITDA and Adjusted EBITDA loss per share - basic & diluted, non-GAAP financial measures, for us on a consolidated basis:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Total revenue	$61,629	$74,988	$107,334	$140,070
Gross margin	35.2%	22.7%	22.0%	22.3%
Loss from operations	(10,494)	(17,011)	(40,107)	(38,605)
Operating margin	(17.0)%	(22.7)%	(37.4)%	(27.6)%
Loss from continuing operations	(12,163)	(22,381)	(52,143)	(44,476)
Income from discontinued operations	175,060	5,515	188,379	11,479
Net income (loss)	162,897	(16,866)	136,236	(32,997)
Net cash used in operating activities	(31,559)	(13,785)	(49,263)	(49,384)
Non-GAAP Financial Measures
Xura Performance	$(616)	$(11,522)	$(22,465)	$(27,239)
Xura Performance margin	(1.0)%	(15.4)%	(20.9)%	(19.4)%
Adjusted EBITDA	2,723	(8,261)	(15,759)	(20,817)
Adjusted EBITDA margin	4.4%	(11.0)%	(14.7)%	(14.9)%
Adjusted EBITDA earnings (loss) per share - basic & diluted	$0.12	$(0.37)	$(0.72)	$(0.93)
Reconciliation of Loss from Operations to Xura Performance and Adjusted EBITDA
We provide Xura Performance, Adjusted EBITDA and Adjusted EBITDA per share, non-GAAP financial measures, as additional information for our operating results. These measures are not in accordance with, or alternatives for, GAAP financial measures and may be different from, or not comparable to similarly titled or other non-GAAP financial measures used by other companies. We believe that the presentation of these non-GAAP financial measures provide useful information to investors regarding certain additional financial and business trends relating to our results of operations as viewed by management in monitoring our businesses, reviewing our financial results and for planning purposes.

The following table provides a reconciliation of loss from operations to Xura Performance and Adjusted EBITDA for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Loss from operations	$(10,494)	$(17,011)	$(40,107)	$(38,605)
Expense adjustments:
Stock-based compensation expense	2,589	2,382	4,965	4,535
Amortization of intangible assets	86	—	172	—
Compliance-related professional fees	654	335	705	704
Compliance-related compensation and other expenses	229	—	237	(70)
Strategic related costs	1,875	1,100	3,769	2,390
Write-off of property and equipment	78	169	104	178
Certain litigation settlements and related costs	12	41	54	5
Restructuring expenses	4,201	1,171	7,609	3,043
Loss (gain) on sale of fixed assets	154	(14)	152	(19)
Other	—	305	(125)	600
Total expense adjustments	9,878	5,489	17,642	11,366
Xura Performance	$(616)	$(11,522)	$(22,465)	$(27,239)
Depreciation	3,339	3,261	6,706	6,422
Adjusted EBITDA	2,723	(8,261)	(15,759)	(20,817)
Adjusted EBITDA earnings (loss) per share - basic & diluted	$0.12	$(0.37)	$(0.72)	$(0.93)
Xura Performance and Adjusted EBITDA
Our Chief Executive Officer is our chief operating decision maker (or CODM). The CODM uses Xura Performance, as defined below, as the primary basis for assessing our financial results. Xura Performance is not necessarily comparable to other similarly titled captions of other companies.
Xura Performance is computed by management as loss from operations adjusted for the following: (i) stock-based compensation expense; (ii) amortization of intangible assets; (iii) compliance-related professional fees; (iv) compliance-related compensation and other expenses; (v) strategic-related costs (vi) write-off of property and equipment; (vii) certain litigation settlements and related costs; (viii) restructuring expenses; and (ix) certain other gains, losses and expenses. Strategic related costs include business strategy evaluation and mergers and acquisition efforts.
Adjusted EBITDA is computed by management by adding depreciation to Xura Performance.
Business Trends and Uncertainties
For the three months ended July 31, 2015 compared to the three months ended July 31, 2014, our consolidated revenue decreased and our costs and operating expenses decreased. The decrease in our costs and operating expenses exceeded the decrease in revenue.
For the six months ended July 31, 2015 compared to the six months ended July 31, 2014, our consolidated revenue decreased and our costs and operating expenses decreased. The decrease in our revenue exceeded the decrease in our costs and operating expenses.
Revenue from customer solutions for the three and six months ended July 31, 2015 decreased compared to the three and six months ended July 31, 2014. The decrease was primarily attributable to a lower volume of projects in the current period resulting from lower bookings.
Revenue from maintenance revenue for the three and six months ended July 31, 2015 decreased compared to the three and six months ended July 31, 2014. The decrease was primarily attributable to a reduction in maintenance fees charged to certain customers, the termination of certain maintenance contracts and a decrease from the timing of entering into renewals of maintenance contracts.
Our costs and operating expenses for the three and six months ended July 31, 2015 decreased compared to the three and six months ended July 31, 2014, primarily due to a decrease in cost of revenue due to lower revenue and a decrease in selling, general and administrative expenses decrease due to a reduction in personnel-related and overhead allocation costs.
During the six months ended July 31, 2015, our cash and cash equivalents and restricted cash increased primarily due to the Asset Sale partially offset by negative operating cash flow, payments made in connection with restructuring activities and purchases of property and equipment.
Our costs, operating expenses and disbursements decreased during the three and six months ended July 31, 2015 compared to three and six months ended July 31, 2014, primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows. As part of our efforts to reduce costs and expenses, improve our cash position and achieve long-term improved operating performance and positive operating cash flows, we continued to implement initiatives to reduce costs and expenses during the six months ended July 31, 2015, including the relocation of certain delivery and research and development activities to low cost centers of excellence in Eastern Europe and Asia.
In connection with the MSA and the BSS Business sale, we commenced a restructuring plan during the six months ended July 31, 2015, which is expected to include primarily a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate cost of the plan is currently estimated to be approximately $24.5 million in severance-related costs, which is expected to be accrued and paid by July, 2016.
We continue to maintain our market leadership in the traditional value added services (or VAS) market by providing solutions to CSPs based on voice and messaging services, such as voicemail, call completion, SMS and MMS. However, CSPs face increasing competition from both Internet players and mobile device manufacturers, using new technologies that may provide alternatives to CSP products and services. For example, the introduction of IP-based over-the-top (or OTT) applications on wireless devices, allows end users to utilize IP-based person-to-person (or P2P) services, such as Facebook, Facetime, Google, Whatsapp, Line or Skype, to access, among other things, IP communications free of charge rather than use similar services provided by CSPs. Furthermore, these CSP services continue to face competition from low-cost service providers from emerging markets. We believe these changes have reduced demand for traditional P2P communication products and services and increased pricing pressures, which have in turn adversely impacted our revenue and margins and we expect this trend to continue.
At the same time, in emerging markets where mobile user are predominantly prepaid subscribers and mobile internet is less accessible, CSP’s are looking for services that leverage existing messaging infrastructure and allow users to stay connected from feature phones via SMS. These include mobile credit (or monetization) services, which enable users to continue to communicate when out of credit, by texting another subscrier who has the option to pay the cost. These services provide new incremental revenue streams to CSPs. As a leading provider of these credit services, we are witnessing increased uptake from users which, in turn, is driving SMS traffic and revenue growth.
Additionally, the growth in global wireless subscriptions, and high growth wireless segments, such as data services and Internet browsing are pushing CSPs to evolve to 4G/LTE IP-based network technologies, supporting the demand for several of our products. Also, increased use by subscribers of data services means CSPs are focused on increasing their relevance in the digital lifestyle of their subscribers. We believe that by leveraging our IP-based solutions, CSPs will be able to launch and offer applications and services that underpin subscribers’ digital lifestyles and that will create new revenue streams to CSPs.
To address these market trends and the needs of our customers, we are implementing our strategy in respect of traditional VAS, IP-based solutions and unified communications. The key elements to our Digital Communications Services strategy include:

•	Continuing to leverage our leading market position in traditional VAS. As a market leader in the traditional VAS market we plan to focus on the following initiatives:

◦
Leveraging existing customer base. We continue to maintain our existing VAS customer base by enhancing our existing products and services and offering new products and services that facilitate system consolidation and total cost reduction of CSPs system operations and allow CSPs to launch new services;

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

•
Focusing on IP-Based Evolved Communication Services (or ECS). Our ECS solution is designed to modernize the Traditional VAS deployments by extending current services to IP endpoints, as well as upgrade the CSP’s voice and messaging offer to a comprehensive communication package that is based on Rich Communication Standards (or RCS), including voice, multi-device visual voicemail, messaging to IP-based devices, video, presence and chat. Our connectivity layer uses multiple access technologies to bridge traditional endpoints, web endpoints, and IP Multimedia System Session Initiation Protocol (SIP) endpoints. In order to enhance our solution, we recently acquired Solaiemes, whose WebRTC, RCS Monetization API Gateway and Presence solutions complement our ECS offering, with the combined portfolio creating a platform for service monetization of IP-based digital services. We plan to continue to enhance our ECS solution internally and through acquisitions or third party engagements;

•
Increase market share in emerging markets with monetization services. Having had a reasonable amount of success deploying monetization and mobile credit services at CSPs within emerging markets, we will continue to aggressively pursue opportunities with existing customers to expand their services with more advanced systems and services that go beyond their own networks and internationally, while also adding new customers to our portfolio who do not currently offer these services;

•
Pursuing Enterprise Unified Communications Opportunities. We offer a portfolio of IP Trunking and Unified Communications services that CSPs can extend to their enterprise customers. Our objective is to sell these solutions through the CSP, and become the CSP’s Unified Communication solution of choice. The strength of our portfolio lies in its ability to provide convergence between the “at-work” Unified Communication experience and the “outside-work” ECS experience for CSPs’ end customers. This capability leverages our existing broad customer base which we believe provides us with a competitive advantage and

•
Growth in enterprise customer portfolio. By expanding our secure application-to-person (or A2P) messaging services into new industry verticals beyond our current financial, logistics and travel customer base, while directly offering and enabling new IP-based communication through Rich Communication (RCS) and WebRTC technology, which provide more interactive IP-based messaging, voice and video chat services.

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
Indemnification Obligations
We are subject to significant indemnification obligations, including to customers in the ordinary course and counterparties in connection with corporate transactions. In the normal course of business we provide indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, we are subject to significant indemnification obligations to counterparties under certain agreements with third parties in connection with corporate transactions. These indemnification obligations include obligations to (i) Verint (as successor to CTI) under the Share Distribution Agreements we entered into in connection with the Share Distribution, (ii) Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties in connection with the Asset Sale of the BSS business to Amdocs, (iii) Tech Mahindra, under the MSA therewith; and (iv) Acision, for certain potential liabilities and claims, subject to certain exceptions and limitations in connection with the acquisition of Acision. For more information, see note 18 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report. These indemnification obligations could subject us to significant liabilities.

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
The expenses that qualify for inclusion in discontinued operations are only the direct operating expenses incurred by the disposed component. As a result of the reported divestiture, certain previously allocated corporate overhead costs charged to the BSS Segment are excluded from discontinued operations and included in continuing operations.
Under the prior segment structure, our global corporate functions, that provided common support to its segments, were included in a column captioned “All Other” as part of our business segment presentation. All Other included sales, marketing, finance, legal, and management as they provided services to both the BSS and Digital Services segments. In addition, there were certain delivery, support, and research and development groups that provided common support to the BSS and Digital Services segments, and therefore the costs of these common groups were included in All Other. The majority of the costs included in All Other are indirect costs that did not qualify for the inclusion in discontinued operations. As a result of the reported divestiture, included in continuing operations are all unallocated indirect shared costs of ours, which were previously included in All Other.
The following discussion provides an analysis of our condensed consolidated results of operations.
Three and Six Months Ended July 31, 2015 Compared to Three and Six Months Ended July 31, 2014
Condensed Consolidated Results

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$61,629	$74,988	$(13,359)	(17.8)%	$107,334	$140,070	$(32,736)	(23.4)%
Costs and expenses
Cost of revenue	39,964	57,956	(17,992)	(31.0)%	83,721	108,841	(25,120)	(23.1)%
Research and development, net	8,235	9,813	(1,578)	(16.1)%	16,515	18,172	(1,657)	(9.1)%
Selling, general and administrative	19,686	23,059	(3,373)	(14.6)%	39,559	48,619	(9,060)	(18.6)%
Other operating expenses	4,238	1,171	3,067	261.9%	7,646	3,043	4,603	151.3%
Total costs and expenses	72,123	91,999	(19,876)	(21.6)%	147,441	178,675	(31,234)	(17.5)%
Loss from operations	(10,494)	(17,011)	6,517	(38.3)%	(40,107)	(38,605)	(1,502)	3.9%
Interest income	89	100	(11)	(11.0)%	173	215	(42)	(19.5)%
Interest expense	(167)	(231)	64	27.7%	(360)	(354)	(6)	1.7%
Foreign currency transaction loss, net	(4,202)	(2,949)	(1,253)	N/M	(9,775)	(930)	(8,845)	951.1%
Other income (expense), net	77	(413)	490	N/M	179	(465)	644	(138.5)%
Income tax benefit (expense)	2,534	(1,877)	4,411	(235.0)%	(2,253)	(4,337)	2,084	(48.1)%
Loss from continuing operations	(12,163)	(22,381)	10,218	45.7%	(52,143)	(44,476)	(7,667)	17.2%
Income from discontinued operations	175,060	5,515	169,545	N/M	188,379	11,479	176,900	N/M
Net income (loss)	$162,897	$(16,866)	$179,763	N/M	$136,236	$(32,997)	$169,233	N/M
Earnings (loss) per share - basic & diluted:
Continuing operations	$(0.55)	$(1.00)	$0.45		$(2.38)	$(1.99)	$(0.39)
Discontinued operations	7.95	0.25	7.70		8.59	0.51	8.08
	$7.40	$(0.75)	$8.15		$6.21	$(1.48)	$7.69
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
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Revenue from customer solutions was $31.4 million for the three months ended July 31, 2015, a decrease of $2.5 million, or 7.5%, compared to the three months ended July 31, 2014. The decrease was primarily attributable to a lower volume of projects in the current period resulting from lower bookings. Revenue recognized using the percentage-of-completion method was $16.4 million and $20.2 million for the three months ended July 31, 2015 and 2014, respectively.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Revenue from customer solutions was $56.0 million for the six months ended July 31, 2015, a decrease of $14.2 million, or 20.2%, compared to the six months ended July 31, 2014. The decrease was primarily attributable to a lower volume of projects in the current period resulting from lower bookings. Revenue recognized using the percentage-of-completion method was $29.4 million and $40.0 million for the six months ended July 31, 2015 and 2014, respectively.
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Maintenance revenue was $30.2 million for the three months ended July 31, 2015, a decrease of $10.8 million, or 26.3%, compared to the three months ended July 31, 2014. This decrease was primarily attributable to an approximate $3.4 million decrease from the termination of certain maintenance contracts, a $3.0 million reduction in maintenance fees charged to certain customers and a $0.5 million decrease due to the timing of entering into renewals of maintenance contracts.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Maintenance revenue was $51.3 million for the six months ended July 31, 2015, a decrease of $18.6 million, or 26.6%, compared to the six months ended July 31, 2014. This decrease was primarily attributable to an approximate $6.5 million reduction in maintenance fees charged to certain customers, a $6.1 million decrease from the termination of certain maintenance contracts and a $2.6 million decrease due to the timing of entering into renewals of maintenance contracts.
Revenue by Geographic Region
The presentation of revenue by geographic region is based on the location of customers.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Revenue in the Americas, Asia-Pacific and Europe, Middle East and Africa represented approximately 44%, 25% and 31% of our revenue, respectively, for the six months ended July 31, 2015 compared to approximately 44%, 29% and 27% of our revenue, respectively, for the six months ended July 31, 2014.
Foreign Currency Impact on Revenue
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the six months ended July 31, 2015 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the six months ended July 31, 2015 compared to the six months ended July 31, 2014 had unfavorably impacted revenue by $4.3 million primary related to the euro and Japanese yen.
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
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. For the three months ended July 31, 2015, fluctuations in the U.S. dollar relative to all foreign currencies in which we conducted business favorably impacted costs by $2.6 million compared to the three months ended July 31, 2014, primarily due to a favorable impact of the NIS.

Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. For the six months ended July 31, 2015, fluctuations in the U.S. dollar relative to all foreign currencies in which we conducted business favorably impacted costs by $5.9 million compared to the six months ended July 31, 2014, primarily due to a favorable impact of the NIS.
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
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Cost of revenue was $40.0 million for the three months ended July 31, 2015, a decrease of $18.0 million, or 31.0%, compared to the three months ended July 31, 2014. The decrease was attributable to a decrease of $13.9 million in personnel-related and overhead allocation costs due to restructuring initiatives and from the transfer of employees to Tech Mahindra and a decrease of $4.4 million in material costs due to a decline in revenue partially offset by an increase of $2.7 million in subcontractor costs from the transfer of employees to Tech Mahindra.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Cost of revenue was $83.7 million for the six months ended July 31, 2015, a decrease of $25.1 million, or 23.1%, compared to the six months ended July 31, 2014. The decrease was attributable to a decrease of $23.0 million in personnel-related and overhead allocation costs due to restructuring initiatives and from the transfer of employees to Tech Mahindra and a decrease of $5.8 million in material costs due to a decline in revenue partially offset by an increase of $4.8 million in project loss accruals and an increase of $1.2 million in subcontractor costs from the transfer of employees to Tech Mahindra.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third party development and programming costs.
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Research and development expenses, net, were $8.2 million for the three months ended July 31, 2015, a decrease of $1.6 million, or 16.1%, compared to the three months ended July 31, 2014. The decrease was attributable to a decrease in personnel-related and overhead allocation costs of $2.1 million due to restructuring initiatives partially offset by a $0.3 million increase in subcontractor costs.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Research and development expenses, net, were $16.5 million for the six months ended July 31, 2015, a decrease of $1.7 million, or 9.1%, compared to the six months ended July 31, 2014. The decrease was attributable to a decrease in personnel-related and overhead allocation costs of $2.4 million due to restructuring initiatives partially offset by a $0.4 million increase in subcontractor costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Sales and marketing costs were $5.0 million for the three months ended July 31, 2015, a decrease of $4.1 million or 45.1%, compared to the three months ended July 31, 2014. The decrease was primarily attributable to a $4.6 million decrease in personnel-related and overhead allocation costs due to restructuring initiatives.
General and administrative expenses were $14.3 million for the three months ended July 31, 2015, an increase of $0.7 million or 5.0%, compared to the three months ended July 31, 2014. The increase was primarily attributable to an increase in strategic related costs partially offset by a decrease in legal and personnel-related costs.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Sales and marketing costs were $12.1 million for the six months ended July 31, 2015, a decrease of $7.3 million or 37.7%, compared to the six months ended July 31, 2014. The decrease was primarily attributable to a $5.4 million decrease in personnel-related and overhead allocation costs and to a $1.6 million decrease in agent and employee commissions due to a reduction in and mix of bookings with varying commission fee arrangements.
General and administrative expenses were $27.2 million for the six months ended July 31, 2015, a decrease of $1.9 million or 6.4%, compared to the six months ended July 31, 2014. The decrease was primarily attributable to a decrease in legal and personnel-related costs.

Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the fiscal periods presented consist of restructuring expenses.
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Other operating expenses were $4.2 million for the three months ended July 31, 2015, an increase of $3.1 million, or 261.9%, compared to the three months ended July 31, 2014. The increase was attributable to an increase in restructuring expenses primarily in connection with employees transferring to Tech Mahindra during the three months ended July 31, 2015 compared to the three months ended July 31, 2014.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Other operating expenses were $7.6 million for the six months ended July 31, 2015, an increase of $4.6 million, or 151.3%, compared to the six months ended July 31, 2014. The increase was attributable to an increase in restructuring expenses during the six months ended July 31, 2015 compared to the six months ended July 31, 2014.
For more information relating to restructuring expense, see Note 14 of the condensed consolidated financial statements included in this Quarterly Report
Loss from Operations
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Loss from operations was $10.5 million for the three months ended July 31, 2015, a decrease in loss of $6.5 million, or 38.3% compared to the three months ended July 31, 2014.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Loss from operations was $40.1 million for the six months ended July 31, 2015, an increase in loss of $1.5 million, or 3.9% compared to the six months ended July 31, 2014.
Interest Income
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Interest income was $0.1 million for the three months ended July 31, 2015 and 2014.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Interest income was $0.2 million for the six months ended July 31, 2015, and 2014.
Interest Expense
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Interest expense was $0.2 million for the three months ended July 31, 2015 and 2014.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Interest expense was $0.4 million for the six months ended July 31, 2015, and 2014.
Foreign Currency Transaction Loss, Net
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Foreign currency transaction loss, net, was $4.2 million for the three months ended July 31, 2015, an increase of $1.3 million as compared to the three months ended July 31, 2014. The change was attributable to exchange rate volatility primarily related to the Brazilian real, euro and the British pound.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Foreign currency transaction loss, net, was $9.8 million for the six months ended July 31, 2015, an increase of $8.8 million as compared to the six months ended July 31, 2014. The change was attributable to exchange rate volatility primarily related to the Brazilian real, euro and the British pound.
Other Income (Expense), Net
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. Other income, net, was $0.1 million for the three months ended July 31, 2015, a change of $0.5 million compared to Other expense, net of $0.4 million for the three months ended July 31, 2014.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. Other income, net, was $0.2 million for the six months ended July 31, 2015, a change of $0.6 million compared to Other expense, net of $0.5 million for the six months ended July 31, 2014.

Income Tax Expense
Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014. We recorded income tax benefit of $2.5 million for the three months ended July 31, 2015, representing an effective tax rate of 17.2%, compared with income tax expense of $1.9 million, representing an effective tax rate of (9.2)% for the three months ended July 31, 2014. During the three months ended July 31, 2015 and 2014, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in our effective tax rate for the three months ended July 31, 2015, compared to the three months ended July 31, 2014, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the timing of when that mix of income occurs during the year and because we compute a separate effective tax rate for tax jurisdictions incurring losses.
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014. We recorded income tax expense of $2.3 million for the six months ended July 31, 2015, representing an effective tax rate of (4.5)%, compared with income tax expense of $4.3 million, representing an effective tax rate of (10.8)% for the six months ended July 31, 2014. During the six months ended July 31, 2015 and 2014, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in our effective tax rate for the six months ended July 31, 2015, compared to the six months ended July 31, 2014, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the timing of when that mix of income occurs during the year and because we compute a separate effective tax rate for tax jurisdictions incurring losses.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings from CTI, the incurrence of indebtedness from third parties, and the sale of investments and assets. We believe that our future sources of liquidity will include cash and cash equivalents, cash flows from operations, proceeds from the sale of assets and may include new borrowings or proceeds from the issuance of equity or debt securities.
During the three months ended July 31, 2015, our principal uses of liquidity were to fund operating expenses, implement restructuring initiatives and make capital expenditures. Subsequent to July 31, 2015, our principal use of liquidity was for funding the acquisition of Acision. We expect that our future principal uses of liquidity may also include funding of additional acquisitions.
Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of July 31, 2015, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $406.9 million, compared to approximately $201.9 million as of January 31, 2015. During the three months ended July 31, 2015, our principal source of cash was from the Asset Sale completed on July 2, 2015. On August 6, 2015, we paid approximately $136 million in cash as part of the consideration for the acquisition of Acision.
Restricted Cash
Restricted cash aggregated $60.8 million and $43.7 million as of July 31, 2015 and January 31, 2015, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use specified performance guarantees to customers and vendors, letters of credit, indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments. Upon closing of the Asset Sale during the three months ended July 31, 2015, $26 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing.

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
Cash Flows
Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014

	Six Months Ended July 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(49,263)	$(49,384)
Net cash provided by (used in) investing activities	239,732	(18,131)
Net cash used in financing activities	(2,883)	(4,505)
Effects of exchange rates on cash and cash equivalents	367	(973)
Net increase (decrease) in cash and cash equivalents	187,953	(72,993)
Cash and cash equivalents, beginning of period	158,121	254,580
Cash and cash equivalents, end of period	$346,074	$181,587
Operating Cash Flows
Net cash used in operating activities from operations was $49.3 million during the six months ended July 31, 2015, a decrease in cash used of $0.1 million, compared to the six months ended July 31, 2014. The change was primarily attributable to an increase in accounts payable and accrued expense and offsetting increase in other current assets in connection with the BSS Business sale due to services provided under the TSA, working capital adjustments and accrued restructuring costs.
Investing Cash Flows
Net cash provided by investing activities was $239.7 million during the six months ended July 31, 2015, an increase of $257.9 million, compared to the six months ended July 31, 2014. The increase was primarily attributable to an increase of $266.1 million in proceeds from the BSS Business sale during the six months ended July 31, 2015, partially offset by an increase in cash used for restricted cash of $14.5 million primarily due to $26 million placed in escrow in connection with the BSS Business sale net of a decrease in our line of credit.
Financing Cash Flows
Net cash used in financing activities was $2.9 million during the six months ended July 31, 2015, a decrease of $1.6 million, compared to the six months ended July 31, 2014. The decrease was attributable to a decrease of $1.2 million in cash used to repurchase common stock under the repurchase program and a $0.4 million decrease in cash used to repurchase common stock in connection with tax liabilities upon settlement of awards during the six months ended July 31, 2015 compared to the six months ended July 31, 2014.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, British pound, and the NIS. For the six months ended July 31, 2015, the fluctuation in foreign currency exchange rates had an favorable impact of $0.4 million on cash and cash equivalents.
Amdocs Asset Purchase Agreement
On April 29, 2015, we entered into an Asset Purchase Agreement (as amended, the Amdocs Purchase Agreement) with Amdocs Limited, a Guernsey company (or Purchaser). Pursuant to the Amdocs Purchase Agreement, we agreed to sell substantially all of our assets required for operating our converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (or BSS Business) to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of ours (or the Asset Sale). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to us in connection with the initial closing of the Asset Sale was approximately $273 million, subject to various purchase price adjustments, of which an aggregate of $6.5 million was scheduled to be paid upon certain deferred closings.
Upon the closing, $26 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing.
In connection with the Amdocs Purchase Agreement, we and the Purchaser have also entered into a Transition Services Agreement (or the TSA), which provides for support services between us and the Purchaser in connection with the transition of the BSS Business to the Purchaser, for various periods up to 12 months following the closing of the Asset Sale. For additional information, see Note 14 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Acquisition of Acision
On August 6, 2015 (or the Closing Date), we completed the previously announced acquisition (or the Acquisition) of Acision Global Limited, a private company formed under the laws of England and Wales (or Acision) pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015 (or the Purchase Agreement), between us and Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (or the Seller).
Pursuant to the terms of the Purchase Agreement, on the Closing Date we acquired 100% of the equity interests of Acision in exchange for $136 million in cash, certain earnout payments (as discussed below), and 3.14 million shares of our common stock, par value $0.01 per share (or the Consideration Shares), which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (or the Securities Act). As previously disclosed, pursuant to the terms of the Purchase Agreement, an amount up to $35 million of cash consideration will be subject to an earnout, contingent on the achievement of certain revenue objectives by certain of Acision’s business lines through the first quarter of 2016. To secure claims we may have under the Purchase Agreement, $10 million of the initial cash consideration was retained in escrow, which amount will be increased in the event that further consideration is triggered under the earnout, up to a total maximum aggregate escrow retention of $25 million. Such monies will be released to the Seller two years after completion of the transaction, subject to any claims. In addition, Acision, in consultation with us, entered into the previously disclosed amendment and waiver (or the Amendment) with the requisite lenders under the Acision’s credit agreement (the “Acision Credit Agreement”) governing Acision’s existing approximately $156 million senior credit facility (or the Acision Senior Debt), pursuant to which the Acision Senior Debt will remain in place following completion of the Acquisition. Pursuant to the terms of the Acision Credit Agreement the Acision Senior Debt bears interest at a rate per annum, at the option of Acision, of either (i) a customary adjusted Eurocurrency interest rate plus 9.75% or (ii) a customary base rate plus 8.75%, and matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, we agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt.
The Acision Credit Agreement contains customary representations and warranties and affirmative, restrictive and financial covenants. These provisions, with certain exceptions, restrict Acision’s ability and the ability of its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Acision Credit Agreement also contains customary events of default, including, among other things, non-payment defaults, covenant defaults, material adverse effect defaults, bankruptcy and insolvency defaults and material judgment default. For additional information, see Note 19 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Agreement with Tech Mahindra
On April 14, 2015, we entered into a MSA with Tech Mahindra pursuant to which Tech Mahindra performs certain services for our Digital Services business on a global basis. Under the MSA, we are obligated to pay to Tech Mahindra in the aggregate approximately $211 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at our option. As a result of the MSA, we expect approximately $12 million in annual cost savings. For additional information relating to our contractual obligations see "Contractual Obligations" included in this Quarterly Report.
Indebtedness
Spain Government Sponsored Loans
As of July 31, 2015 and January 31, 2015, we had approximately $1.1 million of debt which we assumed in connection with the acquisition of Solaiemes on August 1, 2014. The debt consists of Spain government sponsored loans extended for research and development projects. For additional information, see Note 9 to the condensed consolidated financial statements included in this Quarterly Report.
Acision Indebtedness
In connection with the completion of the Acquisition of Acision, on August 6, 2015, Acision, in consultation with us, entered into the previously disclosed amendment and waiver with the requisite lenders under Acision’s credit agreement governing Acision’s existing approximately $156 million senior credit facility with $10 million and $146 million classified as short-term and long-term debt, respectively. For more information, see “−Acquisition of Acision.”
Comverse Ltd. Lines of Credit
As of July 31, 2015 and January 31, 2015, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $17.0 million and $25.0 million, respectively, line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended July 31, 2015, Comverse Ltd. decreased the line of credit from $25.0 million to $17.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $17.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of July 31, 2015 and January 31, 2015, Comverse Ltd. had utilized $12.6 million and $19.5 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of July 31, 2015 and January 31, 2015, Comverse Ltd. had an additional line of credit with a bank for $10.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of the London Interbank Offered Rate plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of July 31, 2015 and January 31, 2015, Comverse Ltd. had no outstanding borrowings under the line of credit. As of July 31, 2015 and January 31, 2015, Comverse Ltd. had utilized $4.8 million and $6.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and “Long-term restricted cash” included within the consolidated balance sheets as of July 31, 2015 and January 31, 2015.

Common Stock Repurchase
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. Repurchases were made under the program using our own cash resources. During the fiscal year ended January 31, 2015, we repurchased in the open market under this program 688,642 shares of common stock for an aggregate purchase price of approximately $15.1 million and a weighted average purchase price of $21.98 per share. In Mid July 2015, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. During the three months ended July 31, 2015, we repurchased in the open market under this program 116,969 shares of common stock for an aggregate purchase price of approximately $2.4 million and a weighted average purchase price of $20.10 per share.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand and in connection with acquisitions. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the six months ended July 31, 2015 and 2014, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $23.5 million and $4.7 million, respectively, and paid $9.2 million and $5.5 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $18.0 million and $4.1 million are expected to be substantially paid by July, 2016 and December, 2024, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see "-Overview-Business Trends and Uncertainties" and Note 8 to the condensed consolidated financial statements included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of July 31, 2015 and January 31, 2015, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $20.9 million and $29.0 million as of July 31, 2015 and January 31, 2015, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through July 31, 2016.
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
Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of July 31, 2015 and January 31, 2015, we had $70.9 million and $88.0 million or 20% and 56% respectively, of our cash and cash equivalents held by our foreign subsidiaries. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries. We expect a portion of our foreign subsidiaries cash to be repatriated to the U.S. As this amount has been previously subject to U.S. tax, the non-U.S. withholding taxes that would be imposed on an actual triggering of a dividend of $149.0 million has been accrued in the amount of $20.1 million. At July 31, 2015, the Company had approximately $89.0 million of undistributed earnings in certain of its foreign subsidiaries which are considered to be indefinitely reinvested.
OFF-BALANCE SHEET ARRANGEMENTS
As of July 31, 2015, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2015. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2015, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2014 Form 10-K.
CONTRACTUAL OBLIGATIONS
On April 14, 2015, we entered into a MSA with Tech Mahindra pursuant to which Tech Mahindra performs certain services for our Digital Services business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for customers of our Digital Service business. In connection with the transaction, approximately 500 of our employees have been rehired by Tech Mahindra or its affiliates. Tech Mahindra may hire additional employees contingent upon country regulatory and compliance requirements under applicable law.
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
We have the right to terminate the MSA for convenience subject to the payment of certain termination fees. We may terminate the MSA upon certain material breaches, certain material performance failures or violations of applicable law by Tech Mahindra without termination fees. Tech Mahindra may terminate the MSA upon certain material breaches by us, including the failure to pay undisputed amounts. Upon any termination or expiration, Tech Mahindra will provide reverse transition services to transition the services being provided by Tech Mahindra pursuant to the MSA back to us or our designee. The MSA contains certain customary indemnification provisions by both Xura and Tech Mahindra.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We described the significant accounting policies and methods used in the preparation of our consolidated financial statements in Note 1 to the consolidated financial statements included in Part IV, Item 15 of our 2014 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2014 Form 10-K, and include the following:

•	revenue recognition;

•	extended payment terms;

•	percentage-of-completion accounting;

•	stock-based compensation;

•	recoverability of goodwill;

•	recoverability of long-lived assets;

•	income taxes;

•	litigation and contingencies;

•	Israel employees severance pay; and

•	discontinued operations.
We do not believe that there were any significant changes in our critical accounting policies during the six months ended July 31, 2015.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2014 Form 10-K, filed with the SEC on April 16, 2015, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the six months ended July 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) for the fiscal quarter ended July 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following the acquisition of Acision and the divestiture of the BSS Business to Amdocs Limited, we have reassessed our Risk Factors. You should carefully consider the risks described below, in addition to the risks and other information included in this Quarterly Report, our Quarterly Report for the quarter ended April 30, 2015 and our most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (or the Annual Report), including our consolidated and combined financial statements and related notes. If any of the risks described below or in our other filings actually occurs, our business, financial results, financial condition and stock price could be materially adversely affected.

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
Our success depends on our ability to anticipate customer demand for new products and solutions and to generate revenue from new products and technologies that exceed any declines in revenue we may experience from the sale of traditional products and solutions. Our advanced Digital Services offerings may not be widely adopted by our existing and potential customers and increases in sales of our advanced offerings, if any, may not exceed or fully offset potential declines in sales of traditional solutions.
In response to a rapidly evolving Digital Services market, we are engaged in the promotion of Digital Services advanced offerings, such as IP messaging, WebRTC, IP-SMS-Gateway, security solutions, mobile monetization, enterprise solutions, Rich Communication Solutions (or RCS), and Software as a Service (or SaaS) cloud-based solutions, in addition to our traditional solutions, such as voicemail, SMS and MMS. While we believe demand for advanced offerings may grow due to the increasing deployment of smartphones and rollout of 4G/LTE networks by wireless CSPs, the implementation of a new services model poses challenges with respect to pricing and customer demand for and acceptance of new offerings.
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

Historically, we have derived a significant portion of our revenue from certain major customers, and our revenue, profitability and cash flows could be materially adversely affected if we are unable to maintain or develop relationships with these customers, or if these customers reduce demand for our products.
Historically, we have derived a significant portion of our revenue from a limited number of customers. For the fiscal year ended January 31, 2015 and 2014, one customer accounted for approximately 15% and 28%, respectively, of our consolidated revenue. We intend to establish long-term relationships with existing customers and continue to expand our customer base. While we diligently seek to become less dependent on any single customer, it is likely that one or more customers will continue to contribute a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of our significant customers, or reduced demand from one or more of our significant customers, would result in an adverse effect on our revenue and profitability.
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
Furthermore, we continue to emphasize large capacity systems in our product development and marketing strategies. Contracts for Digital Services installations typically involve a lengthy, complex and highly competitive bidding and selection process, and our ability to obtain particular contracts is inherently difficult to predict. A delay, cancellation or postponement of significant orders may cause us to miss our projections, which may not be discernible until the end of a financial reporting period.
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
In recent years we have implemented certain initiatives to improve our cash position. In order to improve operating performance and cash flow from operations, we intend to continue to implement initiatives which we believe will enhance efficiency and result in significant reductions in costs and operating expenses, including realigning our cost structure to our current size and business environment by primarily reducing our selling, general and administrative expenses. We intend to continue to implement restructuring initiatives during the fiscal year ending January 31, 2016 in connection with the sale of the BSS business to Amdocs, the acquisition of Acision and as part of our ongoing review of our operations. While restructuring our operations is designed to improve operational efficiency and business performance, there is a risk that such restructuring could have an adverse impact on our product development, project deployment and the timely execution of our business strategy. In addition, there is no assurance that these initiatives will reduce costs and the costs to implement them may offset any savings for a period of time.

We have engaged third parties to perform portions of our business operations, including research and development, project deployment, delivery, maintenance and support functions, and expect to use third parties for additional business operations which may limit our control over these business operations and exposes us to additional risk as a result of our reliance on third-party providers.
We use third-party subcontractors, also referred to as third-party providers, primarily for certain research and development, project deployment, delivery, maintenance and support, and general and administrative functions, primarily in India, Israel, China and the United States. As of July 31, 2015, we used approximately 750 independent subcontractors for such functions including the recently entered into master services agreement with another third party, Tech Mahindra Limited (or Tech Mahindra). For more information about the agreement with Tech Mahindra, see “−Risks Related to Our Recent Material Transactions.”
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
Our competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of our competitors have, relative to us, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. We also experience competition from significantly larger network providers who at times may be able to bundle Digital Services solutions with an overall network deployment project and as a result may put pressure on prices. Certain Asian competitors have cost structures and financing alternatives that allow them in certain locations to also put pressure on prices. In addition, our competitors that manufacture other network telecommunications equipment may derive a competitive advantage in selling systems to customers that are purchasing, or have previously purchased, other compatible network equipment from such manufacturers. Furthermore, due to competition and market trends we expect to provide an increased portion of our solutions as SaaS, which is expected to create further pricing pressures. In addition, some of our customers may in the future decide to develop their own solutions internally instead of purchasing them from us. Increased competition could force us to lower our prices or take other actions to differentiate our products.

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
We recently completed the acquisition of Acision and may continue to pursue mergers and acquisitions and strategic investments that present risks and may not be successful.
We have made acquisitions in the past, including the recent acquisition of Acision, and continue to examine opportunities for growth through mergers and acquisitions. Mergers and acquisitions entail a number of risks including:

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
We face certain risks associated with potential labor disruptions.
In August 2015, The Histadrut (General Federation of Labor in Israel), the representative organization of our employees in Israel, declared a labor dispute. In connection with these process and other matters, we are conducting discussions with the unions. If negotiations of collective bargaining agreements or other discussions with the unions are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns or work stoppages or the possibility of such actions could delay or affect the transition process or otherwise have an adverse effect on our business. We could also incur higher costs from such actions, new collective bargaining agreements or the renewal of collective bargaining agreements on less favorable terms.
Risks Relating to Our Recent Material Transactions
We are subject to various risks and uncertainties arising out of the MSA pursuant to which a substantial portion of the employee base in our Digital Services business is transferred to a third party, Tech Mahindra, any of which could materially and adversely affect our business and operations, and our stock price.
On June 1, 2015, Tech Mahindra began performing certain services for the Company’s Digital Services business on a global basis. In connection with the master services agreement with Tech Mahindra, approximately 500 of our employees have been rehired by Tech Mahindra or its affiliates. Tech Mahindra may hire additional employees contingent upon country regulatory and compliance requirements under applicable law. Further, we will be materially dependent on Tech Mahindra for certain critical functions and operations, including research and development, project deployment, delivery, maintenance, and support services. Any failure on Tech Mahindra’s part could materially affect our business and financial results and we may fail to achieve the cost savings and other benefits anticipated from the master services agreement.
We are subject to various risks and uncertainties arising out of the recently completed divestiture of our BSS Business, any of which could materially and adversely affect our business and operations, and our stock price.
We completed the sale of our BSS Business on July 2, 2015. There may be delays in the realization of anticipated benefits of the sale. Following the closing of the sale of the BSS Business, the purchase price is subject to various post-closing adjustment provisions relating to compliance with our representations, warranties and covenants, including post-closing covenants relating to the procurement of various third party consents, over which we will have no meaningful control.
In connection with the Asset Sale, we agreed to indemnify Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. In late August 2015, we received certain notices of alleged claims against the escrow from Amdocs, which we believe to be without merit. However, we are not able to predict the ultimate outcome of these or future claims that Amdocs may assert against us in connection with the asset sale, any of which could have a material adverse effect on our results of operation and financial condition.
In addition, we could bear losses under our post-closing Transition Services Agreement, whether due to pricing versus cost variances, or in the case of any breach of or failure to meet performance standards under the agreement. Furthermore, we may be unable to re-invest the proceeds of the sale in our Digital Services business or new businesses that are profitable or otherwise successful.
In connection with the divestiture of the BSS Business, certain previously allocated corporate overhead costs (indirect BSS costs) charged to the BSS segment were excluded from discontinued operations and included in continuing operations. Following the closing of the sale of the BSS business, our efforts to reduce such costs and expenses, including through restructuring initiatives, may not be as successful as anticipated, or at all. We may encounter difficulties in implementing restructuring initiatives in certain countries in a timely manner, or at all, and restructuring costs may ultimately exceed our initial estimates. There is no assurance that these initiatives will reduce costs and the costs to implement them may not offset any savings for a period of time.
The failure to successfully integrate the Acision business and/or fully realize expected synergies from the acquisition in the expected timeframe or at all may adversely affect our business and operations.
The success of the Acision acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with the business of Acision. Prior to the completion of the transaction, our business and Acision operated independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect the combined company’s ability to achieve the anticipated benefits of the transaction. If we experience difficulties with the integration process, the anticipated synergies and other benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on us and Acision for an undetermined period after completion of the transaction. In addition, even if we successfully integrate Acision’s business operations with our own, we may not realize the full expected benefits of the transaction, including the synergies, cost savings, sales and growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.
Also, we have incurred, and continue to expect to incur, acquisition-related costs, including legal and accounting fees and expenses, and other related charges. We expect to incur additional costs to integrate the two companies’ businesses, such as IT integration expenses, retention costs and severance costs, which may be higher than expected. We also may incur unanticipated integration-related costs. As a result, we cannot assure you that the combination of our business and the business of Acision will result in the realization of the full synergies and other benefits, or any of them, anticipated from the transaction.
Acision’s indebtedness could adversely affect us, including by decreasing our business flexibility and increasing our costs.
Upon the signing of the definitive documentation relating to the Acision acquisition, Acision, in consultation with the Company, entered into a consent, waiver and first amendment (referred to as the Amendment) to the Acision senior credit facility, which became effective concurrent with the completion of the Acision acquisition and pursuant to which Acision’s debt under its senior credit facility remains in place.  In connection with the Amendment, the Company has paid certain fees and costs imposed on Acision by its senior lenders as a condition to the effectiveness of the Amendment. The Acision senior credit facility contains customary representations and warranties and affirmative, restrictive and financial covenants, each of which may impose operating and financial restrictions on us and Acision, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These provisions, with certain exceptions, restrict Acision’s ability and the ability of its subsidiaries to (i) incur additional indebtedness, (ii) create, incur, assume or permit to exist any liens, (iii) enter into mergers, consolidations or similar transactions, (iv) make investments and acquisitions, (v) make certain dispositions of assets, (vi) make dividends, distributions and prepayments of certain indebtedness, and (vii) enter into certain transactions with affiliates. The Acision senior credit facility also contains customary events of default, including, among other things, non-payment defaults, covenant defaults, material adverse effect defaults, bankruptcy and insolvency defaults and material judgment default.
The operating restrictions and covenants in the Acision senior credit facility and any future financing agreements may limit our ability to finance future operations or capital needs, to engage in other business activities or to respond to changes in market conditions. Acision’s ability to comply with any such covenants could be affected materially by events beyond our and/or Acision’s control, and Acision may be unable to satisfy any such requirements. If Acision fails to comply with any such covenants or any event of default occurs, Acision may need to seek waivers or amendments of such covenants or events of default from the lenders under its senior credit facility or we and/or Acision may seek alternative or additional sources of financing or reduce its expenditures. Acision may be unable to obtain such waivers or amendments or we and/or Acision may not be able to obtain such alternative or additional financing on a timely basis or at all, or on favorable terms.
Acision is required to make periodic principal and interest payments and, in certain circumstances, mandatory prepayments pursuant to the terms of the Acision senior credit facility. If an event of default occurs, the interest rate on any amounts due will increase and the lenders under the Acision senior credit facility may declare all outstanding borrowings, together with accrued interest and other fees and costs, to be immediately due and payable and may exercise remedies in respect of the collateral provided by Acision and its subsidiaries as security. Acision may not be able to repay all amounts due under the Acision senior credit facility in the event these amounts are accelerated and declared due upon an event of default.
We may have difficulty attracting, motivating and retaining executives and other key employees in light of the Acision acquisition.
Uncertainty about the effect of the acquisition on our employees and Acision employees may have an adverse effect on the combined business. This uncertainty may impair our ability to attract, retain and motivate key personnel. If our key employees or Acision key employees depart, we may incur costs in identifying, hiring, training and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the acquisition.

Risks Relating to Operations in Israel
Rules of the Office of the Chief Scientist may limit our ability to transfer technology outside of Israel or engage in strategic transaction or require us to pay redemption fees in the event we engage in such transactions.

Historically, a portion of the research and development operations of Comverse Ltd. benefited from financial incentives provided by government agencies to promote research and development activities performed in Israel. Our research and development activities included projects submitted for partial funding under a program administered by the Office of the Chief Scientist of the Ministry of the Economy of the State of Israel (or the OCS), under which reimbursement of a portion of our research and development expenditures was made subject to final approval of project budgets. Although the Government of Israel does not own proprietary rights in the OCS-funded Products and there is no specific restriction by the OCS with regard to the export of the OCS-funded Products, under certain circumstances, there may be limitations on our ability to transfer technology, know-how and manufacturing of OCS-funded Products outside of Israel. Such limitations could result in the requirement to pay increased royalties or a redemption fee calculated according to the applicable regulations. During the fiscal year ended January 31, 2013, we discontinued the practice of seeking funding from the OCS and accordingly, there were no new programs initiated with the OCS during the fiscal years ended January 31, 2015 and 2014.  In addition, we do not plan to submit any new applications for funding.  However, the limitations on the transfer of technology, know-how and manufacturing of OCS-funded Products outside of Israel continue to apply.  We are currently in discussions with the OCS in respect of certain plans relating to the BSS business that was sold to Amdocs and are evaluating the submission of an application for the transfer of technology, know-how, manufacturing activities outside of Israel relating to our current business.  The difficulties in obtaining the approval of the OCS for the transfer of technology, know-how, manufacturing activities and/or manufacturing rights out of Israel could impair the ability of some of our subsidiaries to outsource manufacturing, enter into strategic alliances or engage in similar arrangements for those technologies, know-how or products or, if approved may require us to pay significant redemption fees.  If we are restricted to engage in such transaction or may be required to pay redemption fees, our business, results of operations and cash flows could be materially adversely affected.

Conditions in Israel and the Middle East may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products.
We have significant operations in Israel, including research and development, manufacturing, sales, and support. Approximately 40% of our employees and approximately 40% of our facilities were located in Israel as of July 31, 2015. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past did, and in the future may, lead to security and economic problems for Israel. Israel has faced, and continues to face, difficult relations with the Palestinians and the risk of terrorist violence from both Palestinians and Hezbollah. In addition, tensions between Israel and Iran have intensified over Iran's continued pursuit of nuclear capabilities. Furthermore, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, continue to experience political unrest and instability marked by civil war, military actions and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect our business or operations. In addition, many of our employees in Israel are required to perform annual mandatory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our operations. Hostilities involving Israel that also result in the interruption or curtailment of trade between Israel and its trading partners could materially adversely affect our results of operations.
Risks Relating to Our Common Stock
Anti-takeover provisions in our organizational documents, our stockholder rights plan, and Delaware law could delay or prevent a change in control.
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
We also have adopted a stockholder rights plan as a deterrent against an “ownership change” under federal tax law that would diminish our ability to utilize our significant net operating losses and other tax attributes. Although the rights plan is intended to reduce the likelihood of an ownership change that could adversely affect us, we cannot assure that it would prevent all transfers that could result in such an ownership change. Further, because the rights plan may restrict a stockholder’s ability to acquire our stock, the liquidity and market value of our stock might be adversely affected. The rights plan also may cause substantial dilution to a person or group that becomes an "acquiring person" under the plan and may discourage or delay a merger or acquisition that individual stockholders consider favorable or in which stockholders might otherwise receive a premium for their shares.
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
Issuer Purchases of Equity Securities
In the three months ended July 31, 2015, we purchased an aggregate of 33,741 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by the Company are deposited in its treasury.
Common Stock Repurchase Program
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ending October 9, 2015 at prevailing market prices. Repurchases are made under the program using our own cash resources. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. During the fiscal year ended January 31, 2015, we repurchased in the open market under this program 688,642 shares of common stock for an aggregate purchase price of approximately $15.1 million and a weighted average purchase price of $21.98 per share. In Mid July 2015, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. During the three months ended July 31, 2015, we repurchased in the open market under this program 116,969 shares of common stock for an aggregate purchase price of approximately $2.4 million and a weighted average purchase price of $20.10 per share.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
May 1, 2015 – May 31, 2015	3,227	$24.31	—	$14,865,329
June 1, 2015 – June 30, 2015	30,145	20.70	—	14,865,329
July 1, 2015 – July 31, 2015	369	20.21	116,969	12,514,294
Total	33,741	$21.04	116,969	$12,514,294
Sales of Unregistered Securities
On August 6, 2015, in connection with the closing of the Acision Purchase Agreement, we agreed to pay at closing part of the consideration through the issuance of 3.14 million shares of our common stock, were issued in a private placement transaction conducted pursuant to Section 4(a)(2) or Regulation S under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description

2.1*	Acision Purchase Agreement, dated as of June 15, 2015, by and between Xura, Inc. (formerly known as Comverse, Inc.) and Bergkamp Coöperatief U.A.

2.2*
Credit Agreement, dated as of December 15, 2014, by and between Acision B.V. as Parent, Fortissimo Holding B.V. as Dutch Borrower, Acision LLC as US Borrower, Elavon Financial Services Limited as Administrative Agent, U.S. Bank Trustees Limited as Collateral Agent, Jefferies Finance LLC as Sole Lead Arranger and Bookrunner and Newstar Financial Inc. as Documentation Agent.

2.3*	Consent, Waiver and First Amendment to Credit Agreement, dated as of July 13, 2015, by and between Fortissimo Holding, B.V., Acision Finance LLC and Acision B.V.

3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Comverse, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2015).

3.2	Amended and restated Bylaws of Xura, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2015).

10.1*†	Employment Agreement, dated as of August 7, 2014, by and between Comverse, Inc. and Michael Grossi.

10.2#
Amendment #1 to the Master Service Agreement, dated as of June 30, 2015, by and between Comverse, Inc. and Tech Mahindra Limited (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

10.3†
Comverse, Inc. Amended and Restated 2012 Stock Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2015).

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

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months and six months ended July 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

#
Confidential treatment was requested for certain provisions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. These provisions have been omitted from the filing and submitted separately to the Securities and Exchange Commission. The location of the confidential information is indicated in the exhibit with brackets and an asterisk ([*])

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XURA, INC.

September 9, 2015	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

September 9, 2015	/s/ Jacky Wu
Jacky Wu Executive Vice President, Chief Financial Officer (Principal Financial Officer)