Form 10-Q
period 2015-10-31
XURA, INC.
filed 2015-12-28
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 25,003,028 shares of the registrant’s common stock outstanding on November 30, 2015.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities.
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

•
Acision’s senior credit facility may impose operating and financial requirements and restrictions on us and Acision, including requirements and restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests; and

•	the need to implement and enhance required controls, procedures and policies at Acision which prior to the acquisition operated as a private company.
In addition, we generally face the following operating and legal risks:

•	possible inability to stem declines in customer sales and related cash flows, and then begin to achieve growth in sales and cash flows;

•
possible inability to develop, produce and sell products and services that satisfy customer demands, that operate in their particular technology environments, and that comply with constantly changing standards, laws and regulations;

•
the generation of a significant portion of our revenue from a major customer could materially adversely affect our revenue, profitability and cash flows if we are unable to maintain or develop relationships with this customer, or if this customer reduces demand for our products;

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

•
the risk that a material weakness in our internal control over financial reporting that we identified relative to our Acision subsidiary could, if not remediated, have a material adverse impact on our ability to produce timely and accurate financial statements;

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

•
risks related to the Share Distribution (defined below) including our obligation to indemnify Verint Systems Inc. in connection with the distribution; taxes of the prior consolidated group for periods ended on or before the Share Distribution date; and any legal infirmities related to the Share Distribution; and

•	limitations on our ability to use our net operating loss carryforwards, which would reduce our future cash flows, that could arise out of changes in ownership we cannot prevent.
Any of these risks could result in adverse effects to our operations and financial conditions, which would likely result in a decline in our stock price.
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on April 16, 2015 and Part II, Item 1A "Risk Factors" of our Quarterly Reports on Form 10-Q filed with the SEC on June 15, 2015 and September 9, 2015. The documents and reports we file with the SEC are available through Xura, or our website, www.xura.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenue:
Product revenue	$14,007	$14,195	$41,119	$51,267
Service revenue	67,868	50,315	148,090	153,313
Total revenue	81,875	64,510	189,209	204,580
Costs and expenses:
Product costs	2,823	12,343	28,491	41,046
Service costs	52,298	35,806	110,351	115,944
Research and development, net	6,589	10,426	23,104	28,598
Selling, general and administrative	35,470	19,240	75,029	67,859
Other operating expenses:
Restructuring expenses	2,231	5,944	9,877	8,987
Total other operating expenses	2,231	5,944	9,877	8,987
Total costs and expenses	99,411	83,759	246,852	262,434
Loss from operations	(17,536)	(19,249)	(57,643)	(57,854)
Interest income	76	126	249	341
Interest expense	(4,366)	(122)	(4,726)	(476)
Foreign currency transaction gain (loss), net	3,995	7,257	(5,780)	6,327
Other (expense) income, net	(36)	(31)	143	(496)
Loss before income tax expense	(17,867)	(12,019)	(67,757)	(52,158)
Income tax expense	(4,392)	(4,662)	(6,645)	(8,999)
Loss from continuing operations	(22,259)	(16,681)	(74,402)	(61,157)
Income from discontinued operations	4,387	17,631	192,766	29,110
Net (loss) income	$(17,872)	$950	$118,364	$(32,047)
Weighted average common shares outstanding:
Basic & diluted	24,869,937	22,216,878	22,924,474	22,304,366
(Loss) earnings per share - basic & diluted:
Continuing operations	$(0.90)	$(0.75)	$(3.25)	$(2.74)
Discontinued operations	0.18	0.79	8.41	1.30
	$(0.72)	$0.04	$5.16	$(1.44)
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net (loss) income	$(17,872)	$950	$118,364	$(32,047)
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	(3,267)	3,716	3,413	2,559
Changes in accumulated OCI on cash flow hedges, net of tax	(411)	(762)	194	(529)
Other comprehensive (loss) income, net of tax	(3,678)	2,954	3,607	2,030
Comprehensive (loss) income	$(21,550)	$3,904	$121,971	$(30,017)
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$138,425	$158,121
Restricted cash and bank deposits	53,317	35,802
Accounts receivable, net of allowance of $3,239 and $4,403, respectively	80,956	71,670
Inventories	12,484	17,817
Deferred cost of revenue	13,036	7,059
Deferred income taxes	19,107	13,781
Prepaid expenses	23,616	15,156
Other current assets	30,487	10,570
Total current assets	371,428	329,976
Property and equipment, net	39,573	49,230
Goodwill	251,281	151,217
Intangible assets, net	226,810	4,049
Deferred cost of revenue	17,257	30,437
Deferred income taxes	4,174	3,064
Long-term restricted cash	4,625	7,940
Other assets	8,530	30,439
Total assets	$923,678	$606,352
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$164,650	$121,588
Deferred revenue	112,234	185,323
Deferred income taxes	1,724	1,491
Income taxes payable	15,666	2,166
Current portion of long-term debt	11,000	132
Total current liabilities	305,274	310,700
Deferred revenue	52,480	89,999
Deferred income taxes	99,500	56,815
Other long-term liabilities	128,390	134,458
Long-term debt	144,065	998
Total liabilities	729,709	592,970
Commitments and contingencies (Note 19)
Equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 26,113,688 and 22,591,411 shares, respectively; outstanding, 24,988,526 and 21,830,081 shares, respectively	261	226
Preferred stock, $0.01 par value - authorized, 100,000 shares	—	—
Treasury stock, at cost, 1,125,162 and 761,330 shares, respectively	(24,432)	(17,211)
Accumulated earnings (deficit)	71,974	(46,390)
Additional paid in capital	111,737	45,935
Accumulated other comprehensive income	34,429	30,822
Total equity	193,969	13,382
Total liabilities and equity	$923,678	$606,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended October 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$118,364	$(32,047)
Non-cash operating items:
Depreciation and amortization	24,852	14,890
Gain on BSS Business sale	(194,945)	—
Provision for doubtful accounts	342	740
Stock-based compensation expense	7,788	8,606
Deferred income taxes	(10,155)	3,933
Inventory write-downs	1,523	2,174
Other non-cash items, net	(1,941)	1,622
Changes in assets and liabilities:
Accounts receivable	7,914	(14,353)
Inventories	2,597	(2,484)
Deferred cost of revenue	5,651	17,055
Prepaid expense and other current assets	(27,944)	(10,179)
Accounts payable and accrued expense	(25,635)	(22,447)
Income taxes	7,058	(2,367)
Deferred revenue	(23,951)	(33,835)
Tax contingencies	563	4,290
Other assets and liabilities	(10,770)	(1,032)
Net cash used in operating activities	(118,689)	(65,434)
Cash flows from investing activities:
Purchases of property and equipment	(8,944)	(17,698)
Acquisitions, net of cash acquired	(140,180)	(2,673)
Net change in restricted cash and bank deposits	(16,217)	24,063
Proceeds from asset sales	118	86
Proceeds from BSS Business sale including $26.0 million held in escrow	269,439	—
Net cash provided by investing activities	104,216	3,778
Cash flows from financing activities:
Payment for repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(919)	(984)
Payment for repurchase of common stock under repurchase program	(6,302)	(13,126)
Proceeds from exercises of stock options	1,118	40
Repayment of loans	(2,027)	—
Borrowings	—	87
Net cash used in financing activities	(8,130)	(13,983)
Effects of exchange rates on cash and cash equivalents	2,907	(3,479)
Net decrease in cash and cash equivalents	(19,696)	(79,118)
Cash and cash equivalents, beginning of period	158,121	254,580
Cash and cash equivalents, end of period	$138,425	$175,462
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,287	$3,348
Inventory transfers to property and equipment	$1,229	$2,082
Liabilities for contingent consideration recorded for business combination	$567	$—
Stock consideration issued in connection with business combination	$56,931	$—
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
The Company is a global provider of digital communications solutions for communication service providers (“CSPs”), Over-The-Top (“OTT”) providers and enterprises. The Company's solutions are designed to enhance CSPs’ and OTTs’ ability to address evolving market trends towards simplification and modernization of networks, as well as create monetizable services with emerging technologies such as voice over long-term evolution (“VoLTE”), rich communication services (“RCS”), Internet Protocol (“IP”) Messaging, Communications Security, Data Analytics, Web Real-Time Communication (“WebRTC”), and Machine-to-Machine messaging. Solutions are also provided to the enterprise market and are designed to accelerate their move towards mobile-enabling their customer engagements. These solutions include secure enterprise application-to-person messaging (“A2P”), credit orchestration, two-factor authentication (“2FA”) and developer tools for customized service creation. Additionally, the Company continues to offer traditional Value Added Services (“VAS”) solutions, including voicemail, visual voicemail, call completion, short messaging service (“SMS”), and multimedia picture and Video Messaging (“MMS”). This core VAS platform has been designed to allow CSPs and OTTs the ability to augment their networks with emerging products and solutions to address new types of devices, technologies, and multi-device experience which the Company believes its subscribers demand. Technology around IP messaging connectivity to legacy networks, as well as security focused on message content, message access, network signaling and spam filtering options, are among the Company's solutions in this space.
The Company also offers a portfolio of professional services designed to help its customers improve and streamline operations, identify revenue opportunities, reduce costs and maximize financial flexibility.  Many of the Company's solutions can be delivered via the cloud, in a “software-as-a-service” model, and are designed to allow it to speed up deployment and permit rapid introduction of additional services. With the acquisition of Acision (as defined below), several of the Company's solutions are offered in a revenue-share model, allowing the Company to de-risk its customers’ investments and giving the Company an ability to take part in the resulting value creation.
Amdocs Asset Purchase Agreement
On April 29, 2015, the Company entered into an Asset Purchase Agreement (including the ancillary agreements and documents thereto, the “Amdocs Purchase Agreement”) with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company agreed to sell substantially all of its assets required for operating the Company's converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (the “BSS Business”) to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of the Company (the “Asset Sale”). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to the Company in connection with the Asset Sale was approximately $273.5 million, including currently estimated purchase price adjustment of approximately $0.7 million, of which an aggregate of $7.3 million will be paid upon certain deferred closings. Subsequent to the initial closing, $3.2 million of deferred closings were completed. In connection with one of the pending deferred closings, the Company may be required to pay the Purchaser certain facility establishment and relocation costs not to exceed $2.0 million.
In connection with the Asset Sale, the Company agreed to indemnify the Purchaser for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26.0 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. This $26.0 million is classified as a current asset within restricted cash in the Company's condensed consolidated balance sheet. In late August 2015, the Company received certain notices of alleged claims against the escrow from the Purchaser, which the Company believes to be without merit. The Company intends to defend the claims as appropriate.
In connection with the Amdocs Purchase Agreement, the Company and the Purchaser have also entered into a Transition Services Agreement (the “TSA”), which provides for support services between the Company and the Purchaser in connection with the transition of the BSS Business to the Purchaser, for various periods up to 12 months following the closing of the Asset Sale (see Note 4, Discontinued Operations).

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the periods ended October 31, 2015 and 2014, and the condensed consolidated balance sheet as of October 31, 2015 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2014 Form 10-K. The results for the three and nine months ended October 31, 2015 are not necessarily indicative of the results for the full fiscal year ending January 31, 2016.
Intercompany accounts and transactions within the Company have been eliminated.
The Company currently forecasts available cash and cash equivalents will be sufficient to meet its liquidity needs, including capital expenditures, for at least the next 12 months.
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
Discontinued Operations
As of April 30, 2015, the BSS Business met the criteria to be classified as held for sale as well as discontinued operations. As such, the BSS Business has been re-classified and reflected as discontinued operations on the consolidated statements of operations for all periods presented. As of October 31, 2015, certain assets and liabilities continue to meet the criteria to be classified as held for sale due to deferred closings and restructuring initiatives commenced in connection with the BSS Business sale. (see Note 4, Discontinued Operations).
Segment Information
Prior to entering into the Amdocs Purchase Agreement, the Company’s reportable segments consisted of BSS and Digital Services. As a result of entering into the Amdocs Purchase Agreement, the results of operations of the former BSS Business segment are classified as discontinued operations. Therefore, with the reported divestiture, the Company operates as a single business segment the results of which are included in the Company's income statement from continuing operations. On August 6, 2015, the Company completed its acquisition of Acision (as defined below). The Company acquired Acision to complement its solution portfolio, enhance its market leadership, penetrate growth markets and improve its operational efficiency. Acision was integrated into Digital Services and the Company continues to operate a single segment as a global provider of digital communications solutions for communication service providers.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Following the completion of CTI's merger with Verint Systems Inc. (“Verint”) discussed below, these obligations continue to apply between the Company and Verint (see Note 3, Share Distribution Agreements).
Upon completion of the Share Distribution, the Company's shares were listed, and began trading, on NASDAQ under the symbol “CNSI.” On September 9, 2015, the Company changed its trading symbol to “MESG”. On November 1, 2012, in connection with the Share Distribution, CTI's equity-based compensation awards held by the Company's employees were replaced with the Company's equity-based compensation awards.
Merger of CTI and Verint
On August 12, 2012, CTI entered into an agreement and plan of merger (the “Verint Merger Agreement”) with Verint, its then majority-owned publicly-traded subsidiary, providing for the merger of CTI with and into a subsidiary of Verint to become a wholly-owned subsidiary of Verint (the “Verint Merger”). The Verint Merger was completed on February 4, 2013. The Company agreed to indemnify CTI and its affiliates (including Verint after the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution (see Note 3, Share Distribution Agreements). On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger (the "Escrow Release Date"), less any claims made on or prior to such date, to be released to the Company. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million. As of the closing of the Verint Merger, the Company recognized the estimated fair value of the potential indemnification liability of $4.0 million with the remaining $21.0 million as an additional contribution from CTI. As of October 31, 2015, the indemnification liability is $3.7 million.
Acquisition of Acision
On August 6, 2015 (the “Closing Date”), the Company completed its previously announced acquisition (the “Acquisition”) of Acision Global Limited, a private company formed under the laws of England and Wales (“Acision”) and a holding company for Acision B.V. (its sole asset), pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015 (the “Purchase Agreement”), between the Company and Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (the “Seller”). Acision is a holding company formed on September 5, 2014 that holds all of the equity interests of Acision B.V. Other than its equity interest in Acision B.V., Acision does not have any other assets or liabilities. The assets, liabilities and operations of Acision B.V. reflect the acquired business. Acision is a provider of messaging software solutions to CSPs and enterprises, including SMS, MMS, instant messaging ("IM") and IP messaging. The Company acquired Acision to complement its solution portfolio, enhance its market leadership, penetrate growth markets and improve its operational efficiency.
Pursuant to the terms of the Purchase Agreement, on the Closing Date the Company acquired 100% of the equity interests of Acision in exchange for $171.3 million in cash (excluding cash acquired and closing costs), earnout payments (as discussed below), and 3.14 million shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). As previously disclosed, pursuant to the terms of the Purchase Agreement, an amount up to $35.0 million of cash consideration is subject to an earnout, contingent on the achievement of revenue targets by certain of Acision’s business activities through the first quarter of 2016. To secure claims the Company may have under the Purchase Agreement, $10.0 million of the initial cash consideration was retained in escrow, which amount will be increased in the event that further consideration is triggered under the earnout, up to a maximum aggregate escrow retention of $25.0 million. Such monies will be released to the Seller two years after completion of the Acquisition, subject to any claims. In addition, Acision, in consultation with the Company, entered into a consent, waiver and amendment (the “Amendment”) with the requisite lenders under Acision’s credit agreement (the “Acision Credit Agreement”) governing Acision’s existing approximately $156.0 million senior credit facility (the “Acision Senior Debt”), pursuant to which the Acision Senior Debt remains in place following completion of the Acquisition. The Acision Senior Debt matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, the Company agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt (see Note 5, Acquisitions).
Each party agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Acquisition of Solaiemes
On August 1, 2014, the Company acquired 100% of the outstanding equity of Spain-based Solaiemes, S.L. (“Solaiemes”) for approximately $2.7 million and the assumption of $1.4 million of debt. Solaiemes is an innovator focused on enabling the creation and monetization of CSPs’ digital services. Solutions from Solaiemes complement the Company's Evolved Communication Suite offering and the combined portfolio creates a comprehensive platform for service monetization of IP-based digital services (see Note 5, Acquisitions).
Agreement with Tech Mahindra
On April 14, 2015, the Company entered into a Master Services Agreement (the “MSA”) with Tech Mahindra Limited (“Tech Mahindra”) pursuant to which Tech Mahindra performs certain services for the Company’s business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for certain customers of the Company. In connection with the transaction, approximately 500 employees of the Company and its subsidiaries have been rehired by Tech Mahindra or its affiliates. Tech Mahindra may hire additional employees contingent upon country regulatory and compliance requirements under applicable law.
Under the MSA, the Company is obligated to pay to Tech Mahindra in the aggregate approximately $212.0 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The services under the MSA started on June 1, 2015.
The Company has the right to terminate the MSA for convenience subject to the payment of certain termination fees. The Company may terminate the MSA upon certain material breaches, certain material performance failures or violations of applicable law by Tech Mahindra without termination fees. Tech Mahindra may terminate the MSA upon certain material breaches by the Company, including the failure to pay undisputed amounts. Upon any termination or expiration, Tech Mahindra will provide reverse transition services to transition the services being provided by Tech Mahindra pursuant to the MSA back to the Company or its designee. The MSA contains certain indemnification provisions by both the Company and Tech Mahindra (see Note 19, Commitments and Contingencies).
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

•	Fair value of stock-based compensation;

•	Fair value of reporting unit for the purpose of goodwill impairment testing;

•	Fair value of long-lived assets and asset groups;

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on percentage-of-completion (“POC”) projects;

•	Valuation of inventory;

•	Israel employees severance pay;

•	Allowance for doubtful accounts;

•	Purchase price accounting valuation;

•	Valuation of other intangible assets; and

•	Discontinued operations.
The Company’s actual results may differ from its estimates.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Recoverability of Long-Lived Assets
The Company periodically evaluates its long-lived assets for potential impairment. In accordance with the relevant accounting guidance, the Company reviews the carrying value of its long-lived assets or asset group that is held and used for impairment whenever circumstances occur that indicate that those carrying values are not recoverable. Under the held and used approach, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The identification of asset groups involves judgment, assumptions, and estimates. The lowest level of cash flows which are largely independent of one another was determined to be at the BSS and Digital Services reporting units.
The Company makes judgments about the recoverability of long-lived assets, including fixed assets and purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. Each period the Company evaluates the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation or amortization. If circumstances arise that indicate an impairment may exist, the Company uses an estimate of the undiscounted value of expected future operating cash flows over the primary asset’s remaining useful life and salvage value to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows and salvage values are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying amount of the assets over the fair value of such assets, with the fair value generally determined using the discounted cash flow ("DCF") method. Application of the DCF method for long-lived assets requires judgment and assumptions related to the amount and timing of future expected cash flows, salvage value assumptions, and appropriate discount rates. Different judgments or assumptions could result in materially different fair value estimates. During the three months ended April 30, 2015, the Company assessed its Digital Services asset group for impairment and determined no impairment existed. There were no indicators that required interim testing for the three months ended October 31, 2015.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
As a result of the Amdocs Purchase Agreement for the sale the BSS Business, the Company performed an interim goodwill test in conjunction with the preparation of its financial statements for the three months ended April 30, 2015 which did not result in an impairment.
The Company completed its annual review for impairment as of November 1, 2015, using a market based approach in determining fair value, which did not result in an impairment (see Note 7, Goodwill).
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
The Company accounts for the expected loss estimate projected for the completion of the projects under the percentage of completion method. During the nine months ended October 31, 2015 and 2014 the Company recognized changes in loss estimate that negatively impacted income from operations of $1.4 million and $2.9 million, respectively, and positively impacted income from operations by $1.0 million and $2.1 million, respectively.

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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In August 2014, the FASB issued new guidance on going concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The guidance will be effective for the Company beginning February 1, 2017. This guidance is not expected to have an impact on the Company’s financial statements or disclosures.
In September 2015, the FASB issued new guidance on Business Combinations. The new guidance requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. The guidance eliminates the previous requirement to retrospectively account for such adjustments and requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. The guidance will be effective for the Company beginning January 31, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued accounting guidance that requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The guidance will be effective for the Company beginning January 31, 2017. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating the effect this standard will have on our financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

3.	SHARE DISTRIBUTION AGREEMENTS
Share Distribution Agreements
The Company entered into a distribution agreement (the “Distribution Agreement”), transition services agreement, tax disaffiliation agreement and employee matters agreement (collectively, the “Share Distribution Agreements”) with CTI in connection with the Share Distribution. In particular, the Distribution Agreement, among other things, provides for the allocation between the Company and CTI of various assets, liabilities and obligations attributable to periods prior to the Share Distribution. Under the Distribution Agreement, the Company agreed to indemnify CTI and its affiliates (including Verint following the Verint Merger) against certain losses that may arise as a result of the Verint Merger and the Share Distribution. Certain of the Company's indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against losses stemming from breaches by CTI of representations, warranties and covenants in the Verint Merger Agreement and for any liabilities of CTI that were known by CTI but not included on the net worth statement delivered by CTI at the closing of the Verint Merger. The Company's uncapped indemnification obligations include indemnifying CTI and its affiliates (including Verint after the Verint Merger) against liabilities relating to the Company's business; claims by any shareholder or creditor of CTI related to the Share Distribution, the Verint Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of the Company (including but not limited to the Israeli optionholder suits discussed in Note 19, Commitments and Contingencies); any failure by the Company to perform under any of the agreements entered into in connection with the Share Distribution; claims related to CTI's ownership or operation of the Company; claims related to the Starhome Disposition (as defined in Note 19, Commitments and Contingencies); certain retained liabilities of CTI that are not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the Verint Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Share Distribution. On February 4, 2013, in connection with the closing of the Verint Merger Agreement, CTI placed $25.0 million in escrow to support indemnification claims to the extent made against the Company by Verint and any cash balance remaining in such escrow fund 18 months after the closing of the Verint Merger, less any claims made on or prior to such date, to be released to the Company. The escrow funds could not be used for claims related to the Israeli optionholder suits. On August 6, 2014, the escrow was released in accordance with its terms and the Company received the escrow amount of approximately $25.0 million. The Company also assumed all pre-Share Distribution tax obligations of each of the Company and CTI.

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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4.	DISCONTINUED OPERATIONS
Amdocs Asset Purchase Agreement
On April 29, 2015, the Company entered into an Asset Purchase Agreement (including the ancillary agreements and documents thereto, the “Amdocs Purchase Agreement") with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company agreed to sell substantially all of its assets required for operating the Company's converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (the “BSS Business”) to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of the Company (the “Asset Sale”). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to the Company in connection with the Asset Sale was approximately $273.5 million, including currently estimated purchase price adjustment of approximately $0.7 million, of which an aggregate of $7.3 million will be paid upon certain deferred closings. Subsequent to the initial closing, $3.2 million of deferred closings were completed. In connection with one of the pending deferred closings, the Company may be required to pay the Purchaser certain facility establishment and relocation costs not to exceed $2.0 million.
In connection with the Asset Sale, the Company agreed to indemnify the Purchaser for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26.0 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. This $26.0 million is classified as a current asset within restricted cash in the Company's condensed consolidated balance sheet. In late August 2015, the Company received certain notices of alleged claims against the escrow from the Purchaser, which the Company believes to be without merit. The Company intends to defend the claims as appropriate.
In connection with the Amdocs Purchase Agreement, the Company and the Purchaser have also entered into a Transition Services Agreement (the “TSA”), which provides for support services between the Company and the Purchaser in connection with the transition of the BSS Business to the Purchaser, for various periods up to 12 months following the closing of the Asset Sale. As of October 31, 2015, approximately $5.9 million and $4.0 million have been recognized for services provided under the TSA and expenses to be reimbursed by the Purchaser, respectively.
The BSS Business met the criteria to be classified as held for sale as well as discontinued operations. As such, the BSS Business has been re-classified and reflected as discontinued operations on the consolidated statements of operations for all periods presented. As of October 31, 2015, certain assets and liabilities are classified as held-for-sale due to deferred closings and restructuring initiatives commenced in connection with the BSS Business sale. The income tax on the sale of discontinued operations has been reduced by the utilization of foreign tax credits.
Upon completion of the sale, the Company paid a commission of approximately $4.0 million to its advisors.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The table below provides a breakout of the discontinued operations statements of operations.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Revenue	$—	$58,608	$71,092	$152,990
Costs and expenses:
Product and service costs	494	28,475	39,983	75,959
Research and development, net	565	4,581	7,269	16,687
Selling, general and administrative	(212)	7,757	11,538	22,831
Other operating expenses:
Restructuring expenses	(1,433)	638	14,424	2,251
Total other operating expenses	(1,433)	638	14,424	2,251
Total costs and expenses	(586)	41,451	73,214	117,728
Income (loss) from operations	586	17,157	(2,122)	35,262
Income tax (expense) benefit	(4,875)	474	9,676	(6,152)
Discontinued operations, net of tax	(4,289)	17,631	7,554	29,110
Gain on sale of discontinued operations, before tax	(6,657)	—	194,945	—
Income tax benefit (expense)	15,333	—	(9,733)	—
Gain on sale of discontinued operations, net of tax	8,676	—	185,212	—
Net Income from discontinued operations, net of tax	$4,387	$17,631	$192,766	$29,110

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Components of assets and liabilities held for sale are as follows:

	October 31, 2015	July 31, 2015
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net of allowance	$967	$989
Prepaid expenses and other current assets	87	316
Total current assets	1,054	1,305
Property and equipment, net	2,069	2,276
Other assets	284	290
Total assets	$3,407	$3,871
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenue	958	980
Total current liabilities	958	980
Other long-term liabilities	245	368
Total liabilities	$1,203	$1,348
Stock-based compensation expense associated with awards for the three and nine months ended October 31, 2015 and 2014 included in the discontinued operations statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands)
Stock options:
Service costs	$—	$5	$16	$17
Research and development	—	(2)	—	11
Selling, general and administrative	—	46	85	116
	—	49	101	144
Restricted/Deferred stock awards:
Service costs	—	256	552	971
Research and development	—	32	72	266
Selling, general and administrative	—	151	567	495
	—	439	1,191	1,732
Total	$—	$488	$1,292	$1,876

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.	ACQUISITIONS
Acision
On August 6, 2015 (the “Closing Date”), the Company completed its previously announced acquisition (the “Acquisition”) of Acision Global Limited, a private company formed under the laws of England and Wales (“Acision”) and a holding company for Acision B.V. (its sole asset), pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015 (the “Purchase Agreement”), between the Company and Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (the “Seller”). Acision is a holding company formed on September 5, 2014 that holds all of the equity interests of Acision B.V. Other than its equity interest in Acision B.V., Acision does not have any other assets or liabilities. The assets, liabilities and operations of Acision B.V. reflect the acquired business. Acision is a provider of messaging software solutions to CSPs and enterprises, including SMS, MMS, IM and IP messaging. The Company acquired Acision to complement its solution portfolio, enhance its market leadership, penetrate growth markets and improve its operational efficiency.
Pursuant to the terms of the Purchase Agreement, on the Closing Date the Company acquired 100% of the equity interests of Acision in exchange for $171.3 million in cash (excluding cash acquired and closing costs), earnout payments (as discussed below), and 3.14 million shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). As previously disclosed, pursuant to the terms of the Purchase Agreement, an amount up to $35.0 million of cash consideration is subject to an earnout, contingent on the achievement of revenue targets by certain of Acision’s business activities through the first quarter of 2016. To secure claims the Company may have under the Purchase Agreement, $10.0 million of the initial cash consideration was retained in escrow, which amount will be increased in the event that further consideration is triggered under the earnout, up to a maximum aggregate escrow retention of $25.0 million. Such monies will be released to the Seller two years after completion of the Acquisition, subject to any claims. In addition, Acision, in consultation with the Company, entered into a consent, waiver and amendment (the “Amendment”) with the requisite lenders under Acision’s credit agreement (the “Acision Credit Agreement”) governing Acision’s existing approximately $156.0 million senior credit facility (the “Acision Senior Debt”), pursuant to which the Acision Senior Debt remains in place following completion of the Acquisition. The Acision Senior Debt matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, the Company agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt.
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
Each party agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations. As of October 31, 2015, the Company had accrued approximately $4.0 million in connection with indemnification demands from two customers of Acision in connection with claims of intellectual property infringement made by third parties arising from the use of Acision’s products prior to the Company’s acquisition of Acision. Pursuant to the terms of the Purchase Agreement, the Seller agreed to indemnify the Company up to a maximum of $10.0 million for losses in connection with certain IP claims. In connection with the Acquisition, the Company reflected a $4.0 million indemnification asset for such claims for intellectual property infringement.
The Company's condensed consolidated financial statements include the operating results of Acision from the Closing Date, including revenue of $31.0 million and net loss of $8.1 million in the condensed consolidated statements of operations for the three and nine months ended October 31, 2015.
Preliminary Purchase Price
The Company acquired Acision for an aggregate consideration as calculated below:

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(In thousands)
Cash	$171,336
Estimated fair value of Earnout (1)	567
Common stock, $0.01 par value - 3.14 million shares issued (2)	56,931
Total	$228,834

(1) Pursuant to the terms of the Purchase Agreement, an amount up to $35.0 million of cash consideration is subject to an earnout, contingent on the achievement of revenue targets by certain of Acision’s business activities through the first quarter of 2016. Of this amount, $25.0 million is subject to targets to be achieved based on fiscal year results, while the remaining $10.0 million is subject to targets to be achieved in the first quarter of 2016. As of October 31, 2015, the estimated fair value of the obligation was nil.

(2) The Company issued 3.14 million shares of common stock, par value $0.01 per share, which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act. The share consideration fair value is based upon the market price of the Company's common stock upon completion of purchase and discounted due to liquidity considerations.
The following table summarizes the preliminary purchase price allocation to the estimated fair values of the assets acquired and liabilities assumed in the Acquisition.

(In thousands)
Cash and cash equivalents	$31,155
Accounts receivable	55,370
Prepaid expenses and other assets	25,376
Property and equipment	4,079
Goodwill	183,709
Intangible assets	239,152
Deferred income taxes	6,248
Total assets acquired	545,089
Accounts payable and accrued expenses	55,762
Deferred revenue	18,487
Deferred income taxes	52,845
Debt	156,000
Other long-term liabilities	33,161
Total liabilities acquired	316,255
Total purchase price (1)	$228,834
(1) The preliminary allocations of the purchase price above are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on the consolidated financial statements. The primary areas of the purchase price allocation that are not yet finalized include; prepaid expenses, other assets, fixed assets, accounts payable and accrued expenses, deferred income taxes, other long-term liabilities and residual goodwill.
Identifiable intangible assets and their preliminary estimated useful lives consist of the following:

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Weighted Average Useful life	(In thousands)
Customer relationships	15 years	$159,900
Backlog	1 year	22,800
Leasehold interest	5 years	1,052
Acquired Technology	8 years	55,400
Total Intangible Assets		$239,152
The fair values for the intangible assets and property, plant and equipment acquired were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy. Customer relationships, backlog and developed technology were valued using the income approach, based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. Our discounted cash flow analyses factor in assumptions on revenue and expense growth rates including estimates of customer growth and attrition rates, technology obsolescence, and relief from royalty projections. These estimates are based upon our historical customer and telecommunications industry experience and projections of future activity, factoring in customer demand, changes in technology and a cost structure necessary to achieve the related revenues. Additionally, these discounted cash flow analyses factor in expected amounts of working capital and weighted average cost of capital. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for property, plant and equipment.

Goodwill is attributable to the value of the synergies between the acquired company and the Company. The majority of the value assigned to goodwill will not be deductible for tax purposes.

The Company incurred acquisition-related costs for the Acision acquisition of $11.7 million included in Selling, General and administrative costs.

Pro Forma Information

The following pro forma information presents the financial results as if the acquisition of Acision had occurred on February 1, 2014. Pro forma adjustments give effect to an increase in amortization for fair value adjustments to intangible assets using an economic assumption rate and related tax effects. Pro forma adjustments also give effect to the deferred revenue amounts to arrive at fair value as of February 1, 2014. The Pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of Acision. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred for the periods presented below had the acquisition been completed on February 1, 2014, nor are they indicative of the future operating results of the Company.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Revenue	$88,840	$112,939	$274,435	$330,248
Income (loss) from continuing operations	9,980	(20,817)	(43,378)	(90,972)
Earnings (loss) per share - basic & diluted(1):
Continuing operations	$0.40	$(0.82)	$(1.73)	$(3.57)
(1) Reflects the issuance of 3.14 million shares in connection with the Acquisition.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

6.	INVENTORIES
Inventories consist of the following:

	October 31,	January 31,
	2015	2015
	(In thousands)
Raw materials	$7,128	$10,455
Work in process	5,356	7,362
Finished goods	—	—
	$12,484	$17,817

7.	GOODWILL
The changes in the carrying amount of goodwill for the nine months ended October 31, 2015 are as follows:

(In thousands)
Goodwill, gross, at January 31, 2015	$313,277
Accumulated impairment losses at January 31, 2015	(162,060)
Goodwill, net, at January 31, 2015	151,217
BSS Business sale (1)	(83,699)
Acision acquisition (2)	183,709
Effect of changes in foreign currencies and other	54
Goodwill, net, at October 31, 2015	$251,281
Balance at October 31, 2015
Goodwill, gross, at October 31, 2015	$407,736
Accumulated impairment losses at October 31, 2015	(156,455)
Goodwill, net, at October 31, 2015	$251,281
(1) Reflects reduction in goodwill from the sale of the BSS Business completed on July 2, 2015 (see Note 4, Discontinued Operations).
(2) Reflects the Acquisition of Acision completed on August 6, 2015 (see Note 5, Acquisitions).

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
Digital Services Reporting Unit
Step one of the quantitative goodwill impairment interim test for the three months ended April 30, 2015, resulted in the determination that the estimated fair value of Digital Services exceeded its carrying amount, including goodwill; however a step two analysis was performed on the reporting unit due to the negative carrying value of continuing assets and liabilities following the classification of BSS as an asset held for sale. The fair value of the goodwill as calculated under step two of the impairment test exceeded the carrying value as recorded.
The Company completed its annual review for impairment as of November 1, 2015, using a market based approach in determining fair value, which did not result in an impairment.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

	October 31,	January 31,
	2015	2015
	(In thousands)
Gross carrying amount
Acquired technology	$57,223	$99,833
Customer relationships	158,035	35,499
Backlog	22,491	—
Lease contracts	994	—
Trade names	—	3,400
Total intangible assets	238,743	138,732
Accumulated amortization
Acquired technology	5,177	98,175
Customer relationships	403	33,108
Backlog	6,303	—
Lease contracts	50	—
Trade names	—	3,400
	11,933	134,683
Total (1)	$226,810	$4,049
(1) Reflects reduction in intangible assets from the sale of the BSS Business completed on July 2, 2015 (see Note 4, Discontinued Operations) and an increase in intangible assets due to the acquisition of Acision completed on August 6, 2015 (see Note 5, Acquisition).
The intangible assets acquired are being amortized over the economic consumption rate of each asset. Amortization expense of Backlog and Acquired technology are included in Cost of sales, customer relationships and lease contracts are included in Selling general and administrative costs.
Amortization of intangible assets from continuing operations was $11.6 million and $13.0 million, respectively, for the three and nine months ended October 31, 2015 and $0.1 million and $0.1 million, respectively, for the three and nine months ended October 31, 2014. There were no impairments of intangible assets for the three and nine months ended October 31, 2015 or 2014.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2016 (remainder of fiscal year)	$11,597
2017	28,366
2018	26,370
2019	23,504
2020 and thereafter	136,973
$226,810

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.	OTHER ASSETS
Other assets consisted of the following:

	October 31,	January 31,
	2015	2015
	(In thousands)
Severance pay fund (1)	$—	$25,759
Deposits	2,829	2,776
Indemnification asset	4,000	—
Other (2)	1,701	1,904
	$8,530	$30,439

(1)
Represents deposits into insurance policies to fund severance liability of the Company's Israeli employees. As a result of entering into a MSA with Tech Mahindra during the three months ended April 30,2015 and changes to the benefits policy for employees in Israel during the three months ended October 31, 2015, the Company re-classified its severance pay long-term assets to Other current assets during the nine months ended October 31, 2015 (see Note 14, Other Long-Term Liabilities).

(2)	Includes a $1.2 million cost-method investment in a subsidiary of a significant customer at each of October 31, 2015 and January 31, 2015.

10.	RESTRUCTURING
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
2015 Initiatives
During the nine months ended October 31, 2015, the Company approved the commencement of a restructuring plan primarily in connection with the MSA with Tech Mahindra, the BSS Business sale and the acquisition of Acision which is expected to primarily include a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate cost of the plan is currently estimated at $25.8 million and $0.4 million in severance and facilities-related costs, respectively, which is expected to be accrued and paid by July, 2016 and January, 2016, respectively. During the nine months ended October 31, 2015, the Company recorded severance-related and facilities-related costs of $23.9 million and $0.4 million, respectively, and paid $17.1 million and $0.3 million, respectively.
2014 Initiatives
During the fiscal year ended January 31, 2015, the Company commenced certain initiatives with a plan to further restructure its operations towards aligning operating costs and expenses with anticipated revenue. On September 9, 2014, the Company commenced an expansion of its previously disclosed 2014 restructuring plan. The restructuring plan has been facilitated by efficiencies gained through initiatives implemented in recent fiscal periods and the expectation that software will account for a higher portion of the Company's revenue in future periods. The restructuring is designed to align operating costs and expenses with currently anticipated revenue. The restructuring plan (as expanded) includes a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. In relation to this restructuring plan, the Company recorded severance-related and facilities-related costs of $13.0 million and $2.4 million, respectively, for the fiscal year ended January 31, 2015. During the nine months ended October 31, 2015, the Company paid severance and facilities-related costs of $2.2 million and $0.8 million, respectively. The remaining severance-related and facilities-related costs accrued under the plan are expected to be paid by January, 2016 and December, 2024, respectively.
During the fiscal year ended January 31, 2015, the Company recognized a write-off of $1.5 million in property and equipment in connection with the 2014 restructuring initiatives.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fourth Quarter 2012 Initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. During the nine months ended October 31, 2015, the Company paid facilities-related costs of $0.7 million. The remaining facilities-related costs accrued under this plan are expected to be paid by October, 2019.
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
The following tables represent a roll forward of the workforce reduction and restructuring activities noted above for the nine months ended October 31, 2015 and 2014:

	2015 Initiative		2014 Initiative		Fourth Quarter 2012 Initiative	Third Quarter 2010 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Facilities Related	Facilities Related	Total
	(In thousands)
January 31, 2015	$—	$—	$2,843	$1,837	$2,872	$214	$7,766
Expenses (1)	25,951	443	50	61	222	16	26,743
Change in assumptions	(2,012)	(18)	(549)	148	(9)	(2)	(2,442)
Translation and other adjustments	(11)	—	—	—	—	—	(11)
Paid or utilized	(17,145)	(325)	(2,197)	(772)	(677)	(146)	(21,262)
October 31, 2015 (2)	$6,783	$100	$147	$1,274	$2,408	$82	$10,794
(1) Includes restructuring expense associated with BSS employees of $14.4 million for the nine months ended October 31, 2015.
(2) Includes restructuring liability relating to the BSS Business sale of $4.8 million as of October 31, 2015.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	2014 Initiative		Fourth Quarter 2012 Initiative		Third Quarter 2010 Initiative	Netcentrex 2010 and 2011 Initiative
	Severance Related	Facilities Related	Severance Related	Facilities Related	Facilities Related	Severance Related	Facilities Related	Total
	(In thousands)
January 31, 2014	$—	$—	$1,062	$5,728	$390	$50	$15	$7,245
Expenses (1)	9,706	2,065	106	70	14	—	—	11,961
Change in assumptions	(225)	—	(82)	(359)	—	(47)	(11)	(724)
Translation and other adjustments	—	—	—	—	—	(1)	(2)	(3)
Paid or utilized	(6,550)	(161)	(1,072)	(1,058)	(145)	(2)	(2)	(8,990)
October 31, 2014	$2,931	$1,904	$14	$4,381	$259	$—	$—	$9,489
(1) Includes restructuring expense associated with BSS employees of $2.3 million for the nine months ended October 31, 2014.

11.	DEBT
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
Acision Indebtedness
In connection with the of Acision acquisition, Acision, in consultation with the Company, entered into the previously disclosed Amendment with the requisite lenders under the Acision Credit Agreement governing Acision’s existing approximately $156.0 million senior credit facility, which Amendment became effective upon completion of the Acquisition on August 6, 2015 (see Note 5 Acquisition).
The loan commenced on December 15, 2014, and accrues interest at 10.75% (9.75% plus Libor) payable quarterly. Capital repayments are also payable quarterly; 1.25% of the outstanding principal amount of the loan per quarter in 2015, 1.875% of the outstanding principal amount of the loan per quarter in 2016 and 2.5% of the outstanding principal amount of the loan per quarter in 2017 and 2018. The remaining balance is due for repayment on December 15, 2018.
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
The Acision Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay principal or interest under the new credit agreement when due, failure to comply with covenants, any representation or warranty made by Acision proving to be inaccurate in any material respect, a change of control (which was triggered by our acquisition of Acision and waived by the requisite lenders in the aforementioned amendment). Upon an event of default, all of Acision's indebtedness under the Acision Credit Agreement may be declared immediately due and payable, and the lenders' commitments to provide loans under the Acision Credit Agreement may be terminated.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Acision Credit Agreement also contains a number of affirmative reporting and operational covenants, including a requirement to submit consolidated financial statements to the lenders within certain periods after the end of each fiscal year and quarter.
The Acision Credit Agreement also contains a financial covenant that requires Acision to maintain under IFRS a Consolidated Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (or Consolidated EBITDA) (all of the foregoing as defined in the Acision Credit Agreement) leverage ratio measured quarterly of no greater than 3.75 to 1. At the last covenant reporting date, September 30, 2015, Acision was in compliance with the financial covenant under IFRS and its consolidated leverage ratio was approximately 3.44 to 1.
As of October 31, 2015 and January 31, 2015, the balance of outstanding debt is as follows:

(In thousands)	October 31, 2015	January 31, 2015
3.98% note due 2017	$211	$216
0.53% note due 2018	304	312
2.48% note due 2018	99	118
10.75% note due 2018	154,000	—
3.95% note due 2020	82	84
0% note due 2022	369	400
	155,065	1,130
Less: current portion	11,000	132
Long-term debt	$144,065	$998
Aggregate debt maturities for each of the succeeding fiscal years are as follows:

Fiscal Years Ending January 31,	(In thousands)
2016 (remainder of fiscal year)	$2,000
2017	12,341
2018	16,255
2019	124,242
2020 and thereafter	227
$155,065
Comverse Ltd. Lines of Credit
As of October 31, 2015 and January 31, 2015, Comverse Ltd., the Company’s wholly-owned Israeli subsidiary, had a $17.0 million and $25.0 million, respectively, line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the nine months ended October 31, 2015, Comverse Ltd. decreased the line of credit from $25.0 million to $17.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $17.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of October 31, 2015 and January 31, 2015, Comverse Ltd. had utilized $12.4 million and $19.5 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of October 31, 2015 and January 31, 2015, Comverse Ltd. had an additional line of credit with a bank for $10.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate plus a variable margin determined based on the bank’s underlying cost of capital. Comverse

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of October 31, 2015 and January 31, 2015, Comverse Ltd. had no outstanding borrowings under the line of credit. As of October 31, 2015 and January 31, 2015, Comverse Ltd. had utilized $4.5 million and $6.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and “Long-term restricted cash” included within the condensed consolidated balance sheets as of October 31, 2015 and January 31, 2015.

12.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the nine months ended October 31, 2015 and 2014, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assesses the counterparty credit risk for each party prior to entering into its derivative financial instruments and in valuing the derivative instruments for the periods presented.
Forward Contracts
During the nine months ended October 31, 2015 and 2014, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar and the new Israeli shekel to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). Such amounts are re-classified to the statements of operations when the effects of the item being hedged are recognized. The Company’s derivatives outstanding as of October 31, 2015 are short-term in nature and are due to contractually settle within the next twelve months.
The following tables summarize the Company’s derivative positions and their respective fair values:

	October 31, 2015
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Assets
Derivatives designated as hedging instruments
Short-term foreign currency forward	$6,909	Prepaid expenses and other current assets	$77

	January 31, 2015
Type of Derivative	Notional Amount	Balance Sheet Classification	Fair Value
	(In thousands)
Liabilities
Derivatives designated as hedging instruments
Short-term foreign currency forward	$31,123	Other current liabilities	$117

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables summarize the Company’s classification of gains and losses on derivative instruments:

	Three Months Ended October 31, 2015
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Re-classified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(418)	$(7)	$—

	Three Months Ended October 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Re-classified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(1,159)	$(397)	$—

	Nine Months Ended October 31, 2015
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Re-classified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$341	$147	$—

	Nine Months Ended October 31, 2014
	Gain (Loss)
Type of Derivative	Recognized in Other Comprehensive Income (Loss)	Re-classified from Accumulated Other Comprehensive Income into Statement of Operations	Recognized in foreign currency transaction gain (loss), net
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward	$(699)	$(170)	$—
There were no gains or losses from ineffectiveness of these hedges recorded for the three and nine months ended October 31, 2015 and 2014.

13.	FAIR VALUE MEASUREMENTS
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three and nine months ended October 31, 2015 and 2014.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	October 31, 2015
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$10,402	$—	$—	$10,402
Derivative assets	—	77	—	77
	$10,402	$77	$—	$10,479

	January 31, 2015
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$20,401	$—	$—	$20,401
Financial Liabilities:
Embedded derivatives	$—	$117	$—	$117

(1)	Money market funds are classified in “Cash and cash equivalents” within the condensed consolidated balance sheets.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

14.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	October 31,	January 31,
	2015	2015
	(In thousands)
Liability for severance pay	$789	$36,166
Tax contingencies	97,783	85,782
Other long-term liabilities	29,818	12,510
Total	$128,390	$134,458
Under Israeli law, the Company is obligated to make severance payments under certain circumstances to employees of its Israeli subsidiaries hired prior to January 2011 on the basis of each individual’s current salary and length of employment. The Company’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law based on the most recent monthly salary of the employee multiplied by the number of years of employment, as of the balance sheet date. The liability for severance pay is recognized as compensation benefits in the condensed consolidated statements of operations. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company records the obligation as if it was payable at each balance sheet date.  A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. Any change in the fair value of the asset is recognized as an adjustment to compensation expense in the condensed consolidated statements of operations. The asset and liability are recognized gross and not offset on the condensed consolidated balance sheet. Upon involuntary termination, employees will receive the balance from deposited funds from the insurance policies with the remaining balance paid by the Company. For voluntarily termination the employees are entitled, based on Company's policy, to the balance in the deposited funds. Any remaining net liability balance is reversed as compensation benefits in the condensed consolidated statements of operations.
For employees in Israel hired after January 2011, under Israeli law, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee's rights upon termination. The Company is relieved from any severance pay liability with respect to deposits made on behalf of each employee. As such, the severance plan is only defined by the monthly contributions made by the Company, the liability accrued in respect of these employees and the amounts funded are not reflected in the Company's condensed balance sheets. The portion of liability not funded is included in Other liabilities in the condensed consolidated balance sheets.
A portion of such severance liability is funded by monthly deposits into insurance policies, which are restricted to only be used to satisfy such severance payments. The amount of deposits is classified in “Other assets” within the condensed consolidated balance sheets as severance pay fund in the amount of $25.8 million as of January 31, 2015.
During the three months ended October 31, 2015, the Company changed its benefits policy for employees in Israel and began funding the insurance policies at levels covering the full severance liability accrued during the period. During the three months ending January 31, 2016, the Company agreed to further update its benefits policy for employees in Israel and will fund the insurance policies for all previously unfunded accrued severance liability. Upon deposit of 100% of the severance liability with the insurance companies, the Company will be relieved from any severance pay liability with respect to deposits made on behalf of each employee. As of October 31, 2015, the Company had an accrued severance pay liability of $15.3 million classified in “Accounts payable and accrued expense” and severance pay deposits of $11.2 million classified in “Other current assets” within the condensed consolidated balance sheets.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Severance pay expenses pursuant to Israel’s Severance Pay Law were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands)
Increase due to passage of time	$—	$854	$1,212	$2,926
Increase due to salary increase	240	67	655	741
Reversal due to voluntary termination of employee	(37)	(86)	(400)	(597)
Loss (gain) from change in fund value	48	(8)	(143)	(160)
Total operating expense due to Israeli Severance Law	$251	$827	$1,324	$2,910

15.STOCK-BASED COMPENSATION
2012 Stock Incentive Compensation Plan
In October 2012, in connection with the Share Distribution the Company adopted the 2012 Stock Incentive Compensation Plan, which was amended and restated in June 2015 (as amended, the "2012 Incentive Plan"). The 2012 Incentive Plan provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance-based compensation awards and other stock-based awards (referred to collectively as the "Awards") based on shares of the Company's common stock (referred to as "Shares"). The Company's employees, non-employee directors and consultants as well as employees and consultants of its subsidiaries and affiliates are eligible to receive Awards. In June 2015, the Company registered additional shares under the 2012 Incentive Plan in connection with its amendment and restatement.
A total of 5.0 million Shares are reserved for issuance under future Awards to be granted under the 2012 Incentive Plan (referred to as the "Future Awards").
As of October 31, 2015, stock options to purchase 1,473,031 Shares and additional Awards covering 642,805 Shares were outstanding. As of October 31, 2015, an aggregate of 2,799,349 Future Awards are available for future grant under the 2012 Incentive Plan.
Employee Stock Purchase Plan
In June 2015, the Company adopted the Employee Stock Purchase Plan (“ESPP”). The ESPP authorizes an aggregate of 840,000 Shares to be purchased by eligible employees. The ESPP allows eligible employees to purchase Shares at certain regular purchase dates through payroll deductions of up to a maximum of 15% of the employee’s compensation. The purchase price for each offering period is 85% of the lesser of (a) the fair market value of the Shares on the offering date or (b) the fair market value of the Shares on the purchase date. There were no offerings under the ESPP plan during the nine months ended October 31, 2015.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Share-Based Awards
Stock-based compensation expense associated with awards for the three and nine months ended October 31, 2015 and 2014 included in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands)
Stock options:
Service costs	$10	$73	$62	$190
Research and development	62	53	167	147
Selling, general and administrative	495	636	1,893	1,583
	567	762	2,122	1,920
Restricted/Deferred stock awards:
Service costs	64	599	1,156	2,229
Research and development	91	185	409	738
Selling, general and administrative	933	1,137	4,101	3,719
	1,088	1,921	5,666	6,686
Total (1)	$1,655	$2,683	$7,788	$8,606
(1) Includes stock-based compensation expense associated with awards granted to BSS employees of $1.3 million for the nine months ended October 31, 2015 and $0.5 million and $1.9 million, respectively, for the three and nine months ended October 31, 2014.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (“RSUs”) and stock options to certain key employees and director stock unit awards (“DSUs”) to non-employee directors (such RSUs and DSUs collectively referred to as “Restricted Awards”). For the three and nine months ended October 31, 2015, the Company granted Restricted Awards covering an aggregate of 87,007 and 302,778 Shares, respectively, and stock options to purchase an aggregate of 193,721 and 592,907 Shares, respectively. For the three and nine months ended October 31, 2014, the Company granted Restricted Awards covering an aggregate of 11,075 and 311,569 Shares, respectively, and stock options to purchase an aggregate of 29,890 and 404,717 Shares, respectively.
The Company also granted RSUs that vest subject to certain performance-based criteria. For the three and nine months ended October 31, 2015, the Company granted performance-based RSUs covering up to an aggregate of 236,944 Shares. Vesting of the performance-based RSUs in whole or in part is conditioned upon the achievement of performance objective and service requirements of two years for vesting. The Company has estimated the issuance of 53,192 Shares, based on achievement of certain prescribed performance milestones, to certain officers of the Company.
During the three and nine months ended October 31, 2015, 47,006 Shares were issued upon exercise of stock options. Total proceeds from these Shares were $1.1 million.
During the nine months ended October 31, 2014, 1,365 shares were issued upon exercise of stock options. Total proceeds from these Shares were negligible.
The fair market value of the Company's Restricted Awards that vested during the three and nine months ended October 31, 2015, was $0.3 million and $7.1 million, respectively. The fair market value of the Company's Restricted Awards that vested during the three and nine months ended October 31, 2014, was $0.1 million and $9.1 million, respectively.
As of October 31, 2015, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $7.5 million, which is expected to be recognized over a weighted-average period of 2.01 years.
The Company's outstanding stock options as of October 31, 2015 include unvested stock options to purchase 1,054,045 Shares with a weighted-average grant date fair value of $6.50, an expected term of 4.0 years and a total fair value of $6.9 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase Shares was $4.5 million, which is expected to be recognized over a weighted-average period of 2.14 years.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

16.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of equity are as follows:

	Nine Months Ended October 31,
	2015	2014
	(In thousands)
Balance, January 31	$13,382	$32,810
Net income (loss)	118,364	(32,047)
Unrealized gain for cash flow hedge positions, net of reclassification adjustments and net of zero tax	194	(529)
Foreign currency translation adjustment	3,413	2,559
Stock consideration issued in connection with a business combination	56,931	—
Stock-based compensation expense	7,788	8,606
Exercises of stock options	1,118	40
Repurchase of common stock in connection with tax liabilities upon settlement of stock awards	(919)	(984)
Repurchase of common stock under repurchase program	(6,302)	(13,283)
Balance, October 31	$193,969	$(2,828)
Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income (“AOCI”), net of zero tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2015	$30,939	$(117)	$30,822
Other comprehensive income before reclassifications	3,413	341	3,754
Amounts re-classified from AOCI	—	(147)	(147)
Other comprehensive income	3,413	194	3,607
Balance as of October 31, 2015	$34,352	$77	$34,429

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2014	$23,274	$58	$23,332
Other comprehensive income (loss) before reclassifications	2,559	(699)	1,860
Amounts re-classified from AOCI	—	170	170
Other comprehensive income (loss)	2,559	(529)	2,030
Balance as of October 31, 2014	$25,833	$(471)	$25,362

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The amounts of unrealized losses (gains) on cash flow hedges re-classified out of accumulated other comprehensive income (loss) into the condensed consolidated condensed statements of operations, with presentation location, were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$2	$186	$(53)	$75
Research and development, net	1	54	(16)	21
Selling, general and administrative	4	157	(78)	74
Total	$7	$397	$(147)	$170
Net Operating Loss Rights Agreement
Effective April 29, 2015, the Company's Board of Directors adopted a rights plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of common stock. The dividend was paid to the Company's stockholders of record as of May 11, 2015.
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
The Company's Board of Directors authorized the issuance of one right per each outstanding share of the Company's common stock payable to the Company's stockholders of record as of May 11, 2015. Subject to the terms, provisions and conditions of the Rights Plan, if the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $100.00 (the “Purchase Price”). If issued, each fractional share of preferred stock would give the stockholder approximately the same dividend, voting and liquidation rights as one share of the Company's common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Rights Plan was approved by the Company's stockholders at the 2015 Annual Meeting of Stockholders held on June 24, 2015.

17.	(LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share is computed using the weighted average number of shares of common stock outstanding. For purposes of computing diluted loss per share attributable to the Company's stockholders, shares issuable upon exercise of stock options and deliverable in settlement of unvested Restricted Awards are included in the weighted average number of shares of common stock outstanding, except when the effect would be antidilutive.

The calculation of (loss) earnings per share is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(22,259)	$(16,681)	$(74,402)	$(61,157)
Income from discontinued operations	4,387	17,631	192,766	29,110
Net (loss) income	$(17,872)	$950	$118,364	$(32,047)
Denominator:
Basic & diluted weighted average common shares outstanding	24,869,937	22,216,878	22,924,474	22,304,366
(Loss) earnings per share - basic & diluted:
Continuing operations	$(0.90)	$(0.75)	$(3.25)	$(2.74)
Discontinued operations	0.18	0.79	8.41	1.30
	$(0.72)	$0.04	$5.16	$(1.44)

As a result of the Company’s net loss from continuing operations during the three and nine months ended October 31, 2015, the diluted (loss) earnings per share computation excludes 0.03 million and 0.04 million of stock-based awards, respectively, and for the three and nine months ended October 31, 2014, such computation excludes 0.1 million and 0.1 million of stock-based awards, respectively, from the calculations because their inclusion would have been anti-dilutive.
On August 6, 2015, the Company completed its previously announced acquisition of Acision. Pursuant to the Acision Purchase Agreement, the Company acquired all of the equity securities of and voting interests in Acision for a purchase price consisting of approximately $171.3 million in cash, certain earnout payments and 3.14 million shares of the Company’s common stock, par value $0.01 per share which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) or Regulation S under the Securities Act of 1933, as amended, subject to certain adjustments (see Note 5, Acquisitions).

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
The Company recorded an income tax provision from continuing operations of $4.4 million for the three months ended October 31, 2015, representing an effective tax rate of (24.6)% compared with an income tax provision from operations of $4.7 million, representing an effective tax rate of (38.8)% for the three months ended October 31, 2014. During the three months ended October 31, 2015 and 2014, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of the Company's jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company recorded an income tax provision from continuing operations of $6.6 million for the nine months ended October 31, 2015, representing an effective tax rate of (9.8)% compared with an income tax provision from operations of $9.0 million, representing an effective tax rate of (17.3)% for the nine months ended October 31, 2014. During the nine months ended October 31, 2015 and 2014, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record a net income tax benefit on losses incurred in certain of the Company's jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in the Company's effective tax rate for the nine months ended October 31, 2015, compared to the nine months ended October 31, 2014 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the computation of separate effective tax rates for certain tax jurisdictions incurring losses, certain tax contingencies, and foreign tax credit utilization.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a tax jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S., certain state and foreign tax jurisdictions and due to insufficient income of the appropriate character to realize certain tax loss carry forwards. During the nine months ended October 31, 2015, the Company reassessed its valuation allowance requirements taking into consideration the Share Distribution and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.
The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of October 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $99.5 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of October 31, 2015 could decrease by approximately $37.9 million within the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes and the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties was $44.3 million as of October 31, 2015.
As of January 31, 2015, the Company operated in Israel under a “Preferred Enterprise” program pursuant to the Law for Encouragement of Capital Investments, 1959, subject to an alternative income tax rate of 16%. In the first quarter of the fiscal year ended January 31, 2016, the Company entered into a master services agreement with Tech Mahindra (India). Following this agreement, the company is not expected to fulfill the direct local manufacturing employment requirement of the program. Accordingly, the alternative income tax rate of 16% no longer applies and the general corporate income tax rate of 26.5% is applicable for the entire fiscal year ended January 31, 2016. The change in corporate income tax rate results in a $48.5 million increase to the fiscal year ended January 31, 2016 opening net deferred tax assets and to offsetting valuation allowance, with no net impact on income tax expense.

19.	COMMITMENTS AND CONTINGENCIES
Indemnification Obligations
In the normal course of business, the Company provides indemnification to various customers against claims of intellectual property infringement made by third parties arising from the use of the Company's products. The Company evaluates its indemnification obligations for potential losses and in its evaluation considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Generally, the Company has not encountered significant expenses as a result of such indemnification provisions. As of October 31, 2015, the

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Company had accrued approximately $4.0 million in connection with indemnification demands from two customers of Acision in connection with claims of intellectual property infringement made by third parties arising from the use of Acision’s products prior to the Company's acquisition of Acision. Pursuant to the terms of the Purchase Agreement, the Seller agreed to indemnify the Company up to a maximum of $10.0 million for losses in connection with certain IP claims. In connection with the Acquisition, the Company reflected a $4.0 million indemnification asset for such claims for intellectual property infringement.
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
The mediation process ended without success. According to the parties’ consent to submit summations in the motion to certify the claims as a class action (the “Motion to Certify”), including the certification of the class of plaintiffs, the court held the following dates for submission of summations: Summations on behalf of the plaintiffs were submitted on August 31, 2014; Summations on behalf of the defendants were submitted on November 20, 2014; and summations of response by the plaintiffs were submitted on December 30, 2014. On February 9, 2015, the Judge presiding over the case recused herself due to a conflict of interests. On March 30, 2015, the plaintiffs filed a motion to the Court seeking to have the case assigned to a new presiding

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Judge and as a result on April 4, 2015 a new presiding judge was assigned to the case. The parties are now awaiting for the Court’s decision on the Motion to Certify.
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
An additional case has been filed by an individual plaintiff in the Tel Aviv District Court similarly seeking to recover damages up to an aggregate of $3.3 million allegedly incurred as a result of the inability to exercise certain stock options. The case generally alleged the same causes of actions alleged in the potential class action discussed above. In December 2014, the District Court assigned the case to the Labor Court. In December 2015, the case was settled without admission of liability by the defendants for an immaterial amount.

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
Amdocs Asset Purchase Agreement
On April 29, 2015, the Company entered into an Asset Purchase Agreement (including the ancillary agreements and documents thereto, the “Amdocs Purchase Agreement”) with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company’s BSS Business to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of the Company (the “Asset Sale”). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to the Company in connection with the Asset Sale was approximately $273.5 million, including currently estimated purchase price adjustment of approximately $0.7 million, of which an aggregate of $7.3 million will be paid upon certain deferred closings. Subsequent to the initial closing, $3.2 million of deferred closings were completed. In connection with one of the pending deferred closings, the Company may be required to pay the Purchaser certain facility establishment and relocation costs not to exceed $2.0 million.
In connection with the Asset Sale, the Company agreed to indemnify Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26.0 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. This

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

$26.0 million is classified as a current asset within restricted cash in the Company's condensed consolidated balance sheet (see Note 4, Discontinued Operations). In late August 2015, the Company received certain notices of alleged claims against the escrow from Amdocs, which the Company believes to be without merit. The Company intends to defend the claims as appropriate.
Agreement with Tech Mahindra
On April 14, 2015, the Company entered into a MSA with Tech Mahindra pursuant to which Tech Mahindra performs certain services for the Company’s business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for certain customers of the Company. In connection with the transaction, approximately 500 employees of the Company and its subsidiaries have been rehired by Tech Mahindra or its affiliates. Tech Mahindra may hire additional employees contingent upon country regulatory and compliance requirements under applicable law.
Under the MSA, the Company is obligated to pay to Tech Mahindra in the aggregate approximately $212.0 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The Company's expected obligation is $23.0 million, $40.0 million, $39.0 million, $36.0 million, $32.0 million, $29.0 million and $12.0 million, for fiscal years ended January 31, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively. The services under the MSA started on June 1, 2015. The Company accrued $14.5 million in services performed during the nine months ended October 31, 2015, which is subject to 120 days payment terms.
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
The Acision Purchase Agreement contains customary representations, warranties and covenants, by the parties thereto. Each party agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations (see indemnification obligation above and Note 5, Acquisition).
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2015 and January 31, 2015, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $21.7 million and $29.0 million as of October 31, 2015 and January 31, 2015, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through July 31, 2016.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of October 31, 2015, the total amounts related to the reserved portion of the tax and labor contingencies was $10.0 million and the unreserved portion of the tax and labor contingencies totaled approximately $29.6 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of October 31, 2015, the Company had $4.6 million of deposits, included in Long-term restricted cash, with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.

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
EXECUTIVE SUMMARY
Overview
We are a global provider of digital communications solutions for communication service providers (or CSPs), Over-The-Top (or OTT) providers and enterprises. Our solutions are designed to enhance CSPs’ and OTTs’ ability to address evolving market trends towards simplification and modernization of networks, as well as create monetizable services with emerging technologies such as voice over long-term evolution (or VoLTE), rich communication services (or RCS), IP Messaging, Communications Security, Data Analytics, Web Real-Time Communication (or WebRTC), and Machine-to-Machine messaging.  Solutions are also provided to the enterprise market and are designed to accelerate their move towards mobile-enabling their customer engagements. These solutions include secure enterprise application-to-person messaging (or A2P), credit orchestration, two-factor authentication (or 2FA) and developer tools for customized service creation. Additionally, we continue to offer traditional Value Added Services (or VAS) solutions, including voicemail, visual voicemail, call completion, short messaging service (or SMS), and multimedia picture and Video Messaging (or MMS)).  This core VAS platform has been designed to allow CSPs and OTTs the ability to augment their networks with emerging products and solutions to address new types of devices, technologies, and multi-device experience which we believe their subscribers demand. Technology around IP messaging connectivity to legacy networks, as well as security focused on message content, message access, network signaling and spam filtering options, are among our solutions in this space.
We also offer a portfolio of professional services designed to help our customers improve and streamline operations, identify revenue opportunities, reduce costs and maximize financial flexibility.  Many of our solutions can be delivered via the cloud, in a “software-as-a-service” model, allowing us to speed up deployment and permit rapid introduction of additional services. With our acquisition of Acision Global Limited (or Acision), several of our solutions are offered in a revenue-share model, allowing us to de-risk our customers’ investments and giving us the ability to take part in the resulting value creation.
Amdocs Asset Purchase Agreement
On April 29, 2015, we entered into an Asset Purchase Agreement (including the ancillary agreements and documents thereto, the Amdocs Purchase Agreement) with Amdocs Limited, a Guernsey company (or Purchaser). Pursuant to the Amdocs Purchase Agreement, we agreed to sell substantially all of our assets required for operating our converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (or the BSS Business) to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of ours . We refer to this transaction as the Asset Sale. The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to us in connection with the Asset Sale was approximately $273.5 million, including currently estimated purchase price adjustment of approximately $0.7 million, of which an aggregate of $7.3 million will be paid upon certain deferred closings. Subsequent to the initial closing, $3.2 million of deferred closings were completed. In connection with one of the pending deferred closings, we may be required to pay the Purchaser certain facility establishment and relocation costs not to exceed $2.0 million.
In connection with the Asset Sale, we agreed to indemnify Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26.0 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. In late August 2015, we received certain notices of alleged claims against the escrow from the Purchaser, which we believe to be without merit. We intend to defend the claims as appropriate.
In connection with the Amdocs Purchase Agreement, we and the Purchaser have also entered into a Transition Services Agreement (or the TSA), which provides for support services between us and the Purchaser in connection with the transition of the BSS Business to the Purchaser, for various periods up to 12 months following the closing of the Asset Sale. For additional information, see Note 4 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Discontinued Operations
As of April 30, 2015, the BSS Business met the criteria to be classified as held for sale as well as discontinued operations. As such, the BSS Business have been re-classified and reflected as discontinued operations on the consolidated statements of earnings for all periods presented. As of October 31, 2015, certain assets and liabilities continue to meet the criteria to be classified as held for sale due to deferred closings and restructuring initiatives commenced in connection the BSS Business sale. For additional information, see Note 4 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Segment Information
Prior to entering into the Amdocs Purchase Agreement, our reportable segments consisted of BSS and Digital Services. As a result of entering into the Amdocs Purchase Agreement, the results of operations of the former BSS Business segment are classified as discontinued operations. Therefore, with the reported divestiture we now operate as a single business segment the results of which are included in our income statement from continuing operations. We acquired Acision to complement our solution portfolio, enhance our market leadership, penetrate growth markets and improve our operational efficiency. Acision was integrated into Digital Services and we continue to operate a single segment as a global provider of digital communications solutions for communication service providers.
Other Significant Events
During the nine months ended October 31, 2015 and subsequent thereto, the following significant events occurred:
Acquisition of Acision.
On August 6, 2015 (or the Closing Date), we completed the previously announced acquisition (or the Acquisition) of Acision Global Limited, a private company formed under the laws of England and Wales (or Acision) and a holding company for Acision B.V. (its sole asset), pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015 (or the Purchase Agreement), between us and Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (or the Seller).

Pursuant to the terms of the Purchase Agreement, on the Closing Date we acquired 100% of the equity interests of Acision in exchange for $171.3 million in cash (excluding cash acquired and closing costs), earnout payments (as discussed below), and 3.14 million shares of our common stock, par value $0.01 per share (or the Consideration Shares), which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (or the Securities Act). As previously disclosed, pursuant to the terms of the Purchase Agreement, an amount up to $35.0 million of cash consideration is subject to an earnout, contingent on the achievement of revenue targets by certain of Acision’s business activities through the first quarter of 2016. To secure claims we may have under the Purchase Agreement, $10.0 million of the initial cash consideration was retained in escrow, which amount will be increased in the event that further consideration is triggered under the earnout, up to a maximum aggregate escrow retention of $25.0 million. Such monies will be released to the Seller two years after completion of the Acquisition, subject to any claims. In addition, Acision, in consultation with us, entered into a consent, waiver and amendment (or the Amendment) with the requisite lenders under Acision’s credit agreement (or the Acision Credit Agreement) governing Acision’s existing approximately $156.0 million senior credit facility (or the Acision Senior Debt), pursuant to which the Acision Senior Debt remains in place following completion of the Acquisition. The Acision Senior Debt matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, we agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt. For additional information, see Note 5 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Master Services Agreement with Tech Mahindra. On April 14, 2015, we entered into a Master Services Agreement (or the MSA) with Tech Mahindra Limited (or Tech Mahindra) pursuant to which Tech Mahindra performs certain services for our business on a global basis. The services include research and development, project deployment and delivery, and maintenance and support for certain customers. In connection with the transaction, approximately 500 of our employees have been rehired by Tech Mahindra or its affiliates. Tech Mahindra may hire additional employees contingent upon country regulatory and compliance requirements under applicable law.
Under the MSA, we are required to pay to Tech Mahindra in the aggregate approximately $212.0 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at our option. The services under the MSA started on June 1, 2015. We expect to realize gross savings in excess of $70.0 million over the term of the MSA. For additional information, see Note 19 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Net Operating Loss Rights Agreement. Effective April 29, 2015, our Board of Directors adopted a rights plan (or the Rights Plan) and declared a dividend of one preferred share purchase right for each outstanding share of common stock. The dividend was paid to our stockholders of record as of May 11, 2015.
Our Board of Directors adopted the Rights Plan in an effort to protect stockholder value by attempting to diminish the risk of our ability to use its net operating losses and unrealized losses (or collectively, the NOLs) to reduce potential future federal income tax obligations may become substantially limited. We have experienced and may continue to experience substantial operating losses, including realized losses for tax purposes from sales inventory previously written down for financial statement purposes, which would produce NOLs. Under the Internal Revenue Code and regulations promulgated by the U.S. Treasury Department, we may “carry forward” these NOLs in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we project to be able to carry forward a significant amount of NOLs, and therefore these NOLs could be a substantial asset to us. However, if we experience an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, the ability to use the NOLs, including NOLs later arising from sales inventory previously written down, will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.
The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock (or an Acquiring Person) without the approval of our Board of Directors. Stockholders who own 4.9% or more of our outstanding common stock as of the close of business on May 11, 2015 will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of common stock or (ii) fall under 4.9% ownership of common stock and then re-acquire 4.9% or more of our common stock. The Rights Plan does not exempt any future acquisitions of common stock by such persons. Any rights held by an Acquiring Person are void and may not be exercised. The Board of Directors may, in its sole discretion, exempt any person or group from being deemed an Acquiring Person for purposes of the Rights Plan.
Our Board of Directors authorized the issuance of one right per each outstanding share of our common stock payable to our stockholders of record as of May 11, 2015. Subject to the terms, provisions and conditions of the Rights Plan, if the rights become exercisable, each right would initially represent the right to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock (or the Series A Preferred Stock) for a purchase price of $100.00 (or the Purchase

Price). If issued, each fractional share of preferred stock would give the stockholder approximately the same dividend, voting and liquidation rights as one share of our common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of ours, including without limitation any dividend, voting or liquidation rights.
The rights and the Rights Plan will expire on the earliest of (i) April 29, 2018, (ii) the time at which the rights are redeemed pursuant to the Rights Agreement, (iii) the time at which the rights are exchanged pursuant to the Rights Agreement, (iv) the repeal of Section 382 of the Code or any successor statute if the Board of Directors determines that the Rights Agreement is no longer necessary for the preservation of Tax Benefits, (v) the beginning of our taxable year to which the Board of Directors determines that no Tax Benefits may be carried forward and (vi) April 29, 2016 if Stockholder Approval has not been obtained.
The Rights Plan was approved by our stockholders at the 2015 Annual Meeting of Stockholders held on June 24, 2015.
Separation agreement with Chief Financial Officer. On April 30, 2015, we entered into a separation agreement with Thomas Sabol, our former Senior Vice President, Chief Financial Officer, pursuant to which Mr. Sabol ceased to serve as Senior Vice President and Chief Financial Officer on April 30, 2015 and his employment with us was terminated on July 1, 2015.
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
Extension of Employment Terms of Named Executive Officers. On May 14, 2015, we entered into amendments to our employment agreements with each of Philippe Tartavull, our President, Chief Executive Officer and Director, and Nassrin Tavakoli, our Executive Vice President and Chief Technology Officer pursuant to which the term of employment of Mr. Tartavull and Ms. Tavakoli was extended for a year through May 21, 2016 and October 1, 2016, respectively. The term of each executive’s employment will automatically renew for one year increments, unless either the executive or we provide the other party with a prior written notice of non-renewal at least 60 days prior to the renewal date.
Separation agreement with Former Chief Accounting Officer. On September 18, 2015, we entered into a separation agreement with Shawn Rathje, our Vice President, Chief Accounting Officer, pursuant to which Mr. Rathje's employment with us will terminate effective January 1, 2016.
Election of Board Member. On November 18, 2015, the Board of Directors increased the size of the Board to eight directors and approved the recommendation of the Corporate Governance and Nominating Committee to appoint Niccolo M. de Masi to fill the resulting vacancy, to serve until the 2016 annual meeting of stockholders or until his successor is duly elected and qualified.
Temporary Expatriate Assignments of Executive Officers. On December 4, 2015, we entered into amendments to our employment agreements with each of Philippe Tartavull, our President, Chief Executive Officer and Director, and Jacky Wu, our Executive Vice President and Chief Financial Officer, in connection with temporary expatriate assignments to England. The expatriate assignments will allow Messrs. Tartavull and Wu to be in frequent, close proximity to the former headquarters of the Acision business to facilitate its effective integration. The expatriate assignments will be for up to a year beginning on January 1, 2016. At any time during the expatriate assignments, we have the right to require the officers to relocate back to Boston, Massachusetts by providing them with a 60 day prior written notice. Messrs. Tartavull and Wu will continue to fulfill their regular responsibilities with us during the term of the assignments.

Condensed Consolidated Financial Highlights
The following table presents certain financial highlights for the three and nine months ended October 31, 2015 and 2014, for us on a consolidated basis:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Total revenue	$81,875	$64,510	$189,209	$204,580
Gross margin	32.7%	25.4%	26.6%	23.3%
Loss from operations	(17,536)	(19,249)	(57,643)	(57,854)
Operating margin	(21.4)%	(29.8)%	(30.5)%	(28.3)%
Loss from continuing operations	(22,259)	(16,681)	(74,402)	(61,157)
Income from discontinued operations	4,387	17,631	192,766	29,110
Net (loss) income	(17,872)	950	118,364	(32,047)
Net cash used in operating activities	$(69,426)	$(16,050)	$(118,689)	$(65,434)
Business Trends and Uncertainties
For the three months ended October 31, 2015 compared to the three months ended October 31, 2014, our consolidated revenue and our costs and operating expenses increased. The increase in revenue exceeded our increase in costs and operating expenses.
For the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014, our consolidated revenue and our costs and operating expenses decreased. The decrease in our costs and operating expenses exceeded the decrease in our revenue.
Revenue from customer solutions for the three months ended October 31, 2015 increased compared to the three months ended October 31, 2014. The increase was primarily attributable to the inclusion of Acision's post-acquisition revenue partially offset by a lower volume of projects in the current period resulting from lower bookings and a reduction in revenue primarily attributable to a reduction in the BSS business not included in the Asset Sale.
Revenue from customer solutions for the nine months ended October 31, 2015 decreased compared to the nine months ended October 31, 2014. The decrease was primarily attributable to a lower volume of projects in the current period resulting from lower bookings and a reduction in revenue attributable to a reduction in revenue primarily attributable to a reduction in the BSS business not included in the Asset Sale partially offset by the inclusion of Acision's post-acquisition revenue.
Maintenance revenue for the three months ended October 31, 2015 increased compared to the three months ended October 31, 2014. The increase was primarily attributable to the inclusion of Acision's post-acquisition revenue partially offset by the reduction in maintenance fees charged to certain customers, timing of entering into renewals of maintenance contracts, the termination of certain maintenance contracts and a reduction in revenue primarily attributable to a reduction in revenue in the BSS business not included in the Asset Sale.
Maintenance revenue for the nine months ended October 31, 2015 decreased compared to the nine months ended October 31, 2014. This decrease was primarily attributable to the reduction in maintenance fees charged to certain customers, timing of entering into renewals of maintenance contracts, the termination of certain maintenance contracts and a reduction in revenue primarily attributable to a reduction in the BSS business not included in the Asset Sale partially offset by to the inclusion of Acision's post-acquisition revenue.
During the nine months ended October 31, 2015, our cash and cash equivalents and restricted cash decreased primarily due to payment of the purchase price for the Acision acquisition, negative operating cash flow, payments made in connection with restructuring activities and purchases of property and equipment partially offset by the receipt of proceeds from the Asset Sale.
Our costs, operating expenses and disbursements increased during the three months ended October 31, 2015 compared to the three months ended October 31, 2014, primarily due to the inclusion of Acision's post-acquisition costs partially offset by our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows.
Our costs, operating expenses and disbursements decreased during the nine months ended October 31, 2015 compared to nine months ended October 31, 2014, primarily due to our continued focus on closely monitoring our costs and operating expenses as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows.
As part of our efforts to reduce costs and expenses, improve our cash position and achieve long-term improved operating performance and positive operating cash flows, we continued to implement initiatives to reduce costs and expenses during the nine months ended October 31, 2015, including the entry into the MSA with Tech Mahindra and the relocation of certain delivery and research and development activities to low cost centers of excellence in Eastern Europe and Asia.
In connection with the MSA, the BSS Business sale and the acquisition of Acision, we commenced a restructuring plan during the nine months ended October 31, 2015, which is expected to primarily include a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. The aggregate cost of the plan is currently estimated to be approximately $25.8 million and $0.4 million in severance and facilities-related costs, respectively, which is expected to be accrued and paid by July, 2016 and January, 2016, respectively.
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
At the same time, in emerging markets where mobile users are predominantly prepaid subscribers and mobile Internet is less accessible, CSP’s are looking for services that leverage existing messaging infrastructure and allow users to stay connected from feature phones via SMS. These include mobile credit (or monetization) services, which enable users to continue to communicate when out of credit, by texting another subscriber who has the option to pay the cost. These services provide new incremental revenue streams to CSPs. As a leading provider of these credit services, we are witnessing increased uptake from users which, in turn, is driving SMS traffic and revenue growth.
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
Furthermore, in conjunction with the previously mentioned increased presence of IP traffic on the carrier network, we see several opportunities to establish ourselves as a leading provider of security technology for CSPs. Unlike the enterprise market where businesses are focused on access, spam content or intellectual property leakage, CSPs face a number of singular concerns around revenue leakage, inappropriate access to services and, even more recently, core signaling access itself. Most recently, we have entered the core signaling network security market by creating a solution specifically designed around the emergent SS7 signaling fraud problem. We believe we can leverage our experience and the portfolio of security solutions to grow our revenue.
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

•
Focusing on IP-Based Evolved Communication Services (or XCS). Our XCS solution is designed to modernize the Traditional VAS deployments by extending current services to IP endpoints, as well as upgrade the CSP’s voice and messaging offer to a comprehensive communication package that is based on Rich Communication Standards (or RCS), including voice, multi-device visual voicemail, messaging to IP-based devices, video, presence and chat. Our connectivity layer uses multiple access technologies to bridge traditional endpoints, web endpoints, and IP Multimedia System Session Initiation Protocol (SIP) endpoints. In order to enhance our solution, we acquired Solaiemes, whose WebRTC, RCS Monetization API Gateway and Presence solutions complement our XCS offering, with the combined portfolio creating a platform for service monetization of IP-based digital services. We plan to continue to enhance our XCS solution internally and through acquisitions or third party engagements;

•
Increase market share in emerging markets with monetization services. Having had a reasonable amount of success deploying monetization and message- based mobile credit services at CSPs within emerging markets, we will continue to aggressively pursue opportunities with existing customers to expand their services with more advanced systems and additional low credit services that go beyond their own networks and internationally, while also adding new customers to our portfolio who do not currently offer these services;

•
Pursuing Enterprise Unified Communications Opportunities. We offer a portfolio of IP Trunking and Unified Communications services that CSPs can extend to their enterprise customers. Our objective is to sell these solutions through the CSP, and become the CSP’s Unified Communication solution of choice. The strength of our portfolio lies in its ability to provide convergence between the “at-work” Unified Communication experience and the “outside-work” XCS experience for CSPs’ end customers. This capability leverages our existing broad customer base which we believe provides us with a competitive advantage;

•
Growth in enterprise customer portfolio. By expanding our secure application-to-person (or A2P) messaging services into new industry verticals beyond our current financial, logistics and travel customer base, while directly offering and enabling new IP-based communication through Rich Communication (RCS) and WebRTC technology, which provide more interactive IP-based messaging, voice and video chat services; and

•
Focus on and expand our security solutions. We believe that our security solutions are well positioned to address the CSP security opportunity.  Accordingly, we intend to leverage our customer base and aggressively pursue new customer engagements.  We also plan to expand and augment our Spam and Fraud technology, SpamShield managed threat offering and SS7 signaling management solution with complementary technologies.

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
Indemnification Obligations
We are subject to significant indemnification obligations, including to customers in the ordinary course and counterparties in connection with corporate transactions. In the normal course of business we provide indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, we are subject to significant indemnification obligations to counterparties under certain agreements with third parties in connection with corporate transactions. These indemnification obligations include obligations to (i) Verint (as successor to CTI) under the Share Distribution Agreements we entered into in connection with the Share Distribution, (ii) Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties in connection with the Asset Sale of the BSS business to Amdocs, (iii) Tech Mahindra, under the MSA therewith; and (iv) Acision, for certain potential liabilities and claims, subject to certain exceptions and limitations in connection with the acquisition of Acision. For more information, see note 19 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report. These indemnification obligations could subject us to significant liabilities.

RESULTS OF OPERATIONS
Prior to entering into the Amdocs Purchase Agreement, our reportable segments consisted of BSS and Digital Services. As a result of entering into the Amdocs Purchase Agreement, the results of operations of the former BSS Business segment are classified as discontinued operations. Therefore, with the reported divestiture we now operate as a single business segment the results of which are included in our income statement from continuing operations. We acquired Acision to complement our solution portfolio, enhance our market leadership, penetrate growth markets and improve our operational efficiency. Acision was integrated into Digital Services and we continue to operate a single segment as a global provider of digital communications solutions for communication service providers.
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
On August 6, 2015, we completed the acquisition of Acision. The results of operations of the Acquired businesses have been included since the date of acquisition.
The following discussion provides an analysis of our condensed consolidated results of operations for the three and nine months ended October 31, 2015 compared to the three and nine months ended October 31, 2014.

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$81,875	$64,510	$17,365	26.9%	$189,209	$204,580	$(15,371)	(7.5)%
Costs and expenses
Cost of revenue	55,121	48,149	6,972	14.5%	138,842	156,990	(18,148)	(11.6)%
Research and development, net	6,589	10,426	(3,837)	(36.8)%	23,104	28,598	(5,494)	(19.2)%
Selling, general and administrative	35,470	19,240	16,230	84.4%	75,029	67,859	7,170	10.6%
Other operating expenses	2,231	5,944	(3,713)	(62.5)%	9,877	8,987	890	9.9%
Total costs and expenses	99,411	83,759	15,652	18.7%	246,852	262,434	(15,582)	(5.9)%
Loss from operations	(17,536)	(19,249)	1,713	(8.9)%	(57,643)	(57,854)	211	(0.4)%
Interest income	76	126	(50)	(39.7)%	249	341	(92)	(27.0)%
Interest expense	(4,366)	(122)	(4,244)	N/M	(4,726)	(476)	(4,250)	N/M
Foreign currency transaction gain (loss), net	3,995	7,257	(3,262)	N/M	(5,780)	6,327	(12,107)	N/M
Other (expense) income, net	(36)	(31)	(5)	N/M	143	(496)	639	N/M
Income tax expense	(4,392)	(4,662)	270	(5.8)%	(6,645)	(8,999)	2,354	(26.2)%
Loss from continuing operations	(22,259)	(16,681)	(5,578)	(33.4)%	(74,402)	(61,157)	(13,245)	21.7%
Income from discontinued operations	4,387	17,631	(13,244)	N/M	192,766	29,110	163,656	N/M
Net (loss) income	$(17,872)	$950	$(18,822)	N/M	$118,364	$(32,047)	$150,411	N/M
(Loss) earnings per share - basic & diluted:
Continuing operations	$(0.90)	$(0.75)	$(0.15)		$(3.25)	$(2.74)	$(0.51)
Discontinued operations	0.18	0.79	(0.61)		8.41	1.30	7.11
	$(0.72)	$0.04	$(0.76)		$5.16	$(1.44)	$6.60
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
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Revenue from customer solutions was $45.9 million for the three months ended October 31, 2015, an increase of $12.7 million, or 38.1%, compared to the three months ended October 31, 2014. The increase was primarily attributable to the inclusion of Acision's post-acquisition revenue partially offset by a lower volume of projects in the current period resulting from lower bookings and a reduction in revenue primarily attributable to a reduction in the BSS business not included in the Asset Sale. Revenue recognized using the percentage-of-completion method was $19.9 million and $16.0 million for the three months ended October 31, 2015 and 2014, respectively.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Revenue from customer solutions was $102.0 million for the nine months ended October 31, 2015, a decrease of $1.5 million, or 1.5%, compared to the nine months ended October 31, 2014. The decrease was primarily attributable to a lower volume of projects in the current period resulting from lower bookings and a reduction in revenue attributable to a reduction in revenue primarily attributable to a reduction in the BSS business not included in the Asset Sale partially offset by the inclusion of Acision's post-acquisition revenue. Revenue recognized using the percentage-of-completion method was $49.1 million and $55.9 million for the nine months ended October 31, 2015 and 2014, respectively.
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Maintenance revenue was $35.9 million for the three months ended October 31, 2015, an increase of $4.7 million, or 15.0%, compared to the three months ended October 31, 2014. The increase was primarily attributable to the inclusion of Acision's post-acquisition revenue partially offset by a reduction in maintenance fees charged to certain customers, timing of entering into renewals of maintenance contracts, the termination of certain maintenance contracts and a reduction in revenue primarily attributable to a reduction in the BSS business not included in the Asset Sale.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Maintenance revenue was $87.2 million for the nine months ended October 31, 2015, a decrease of $13.9 million, or 13.7%, compared to the nine months ended October 31, 2014. The decrease was primarily attributable the reduction in maintenance fees charged to certain customers, the timing of entering into renewals of maintenance contracts, the termination of certain maintenance contracts and a reduction in revenue primarily attributable to a reduction in the BSS business not included in the Asset Sale partially offset by the inclusion of Acision's post-acquisition revenue.
Revenue by Geographic Region
The presentation of revenue by geographic region is based on the location of customers.
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Revenue in the Americas, Asia-Pacific and Europe, Middle East and Africa represented approximately 56%, 16% and 28% of our revenue, respectively, for the three months ended October 31, 2015 compared to approximately 47%, 22% and 31% of our revenue, respectively, for the three months ended October 31, 2014. The increase in the Americas is primarily attributable to an increase in the scope of a POC Project and an increase from a customer acceptance upon completion of a large project.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Revenue in the Americas, Asia-Pacific and Europe, Middle East and Africa represented approximately 52%, 20% and 28% of our revenue, respectively, for the nine months ended October 31, 2015 compared to approximately 48%, 25% and 27% of our revenue, respectively, for the nine months ended October 31, 2014.
Foreign Currency Impact on Revenue
Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the three and nine months ended October 31, 2015 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro and Japanese yen.
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 had unfavorably impacted revenue by $1.7 million primary related to the euro and Japanese yen.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 had unfavorably impacted revenue by $5.9 million primary related to the euro and Japanese yen.
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
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. For the three months ended October 31, 2015, fluctuations in the U.S. dollar relative to all foreign currencies in which we conducted business favorably impacted costs by $1.7 million compared to the three months ended October 31, 2014, primarily due to a favorable impact of the NIS.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. For the nine months ended October 31, 2015, fluctuations in the U.S. dollar relative to all foreign currencies in which we conducted business favorably impacted costs by $7.7 million compared to the nine months ended October 31, 2014, primarily due to a favorable impact of the NIS.
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
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Cost of revenue was $55.1 million for the three months ended October 31, 2015, an increase of $7.0 million, or 14.5%, compared to the three months ended October 31, 2014. The increase was primarily attributable to the inclusion of Acision's post-acquisition cost of revenue, an increase of $11.1 million in amortization of acquired intangible assets and due to an increase of $10.1 million in subcontractor costs from the transfer of employees to Tech Mahindra. The increase was partially offset by a decrease of $19.8 million in personnel-related and overhead allocation costs due to the transfer of employees to Tech Mahindra and restructuring initiatives and a decrease of $6.6 million in material costs due to a reduction in the BSS business not included in the Asset Sale and due to more profitable projects in the current period.
The product cost component of cost of revenue was $2.8 million for the three months ended October 31, 2015, a decrease of $9.5 million compared to the three months ended October 31, 2014. The decrease was primarily attributable to a $3.4 million reduction in the BSS business not included in the Asset Sale, a $3.0 million reversal of project loss accruals and due to a change in mix of revenue with higher margins.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Cost of revenue was $138.8 million for the nine months ended October 31, 2015, a decrease of $18.1 million, or 11.6%, compared to the nine months ended October 31, 2014. The decrease was primarily attributable to a decrease of $42.7 million in personnel-related and overhead allocation costs due to the transfer of employees to Tech Mahindra and restructuring initiatives and a decrease of $12.5 million in material costs due to a reduction in the BSS business not included in the Asset Sale and due to more profitable projects in the current period partially offset by an increase of $11.3 million in subcontractor costs from the transfer of employees to Tech Mahindra. The decrease was partially offset by an increase due to the inclusion of Acision's post-acquisition cost of revenue and an increase of $11.1 million in amortization of acquired intangible assets.
The product cost component of cost of revenue was $28.5 million for the three months ended October 31, 2015, a decrease of $12.6 million compared to the three months ended October 31, 2014. The decrease was primarily attributable to a $6.9 million reduction in the BSS business not included in the Asset Sale and a decrease of $5.9 million in material costs primarily due to decrease in revenue and a change in mix of revenue with higher margins.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third party development and programming costs.

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Research and development expenses, net, were $6.6 million for the three months ended October 31, 2015, a decrease of $3.8 million, or 36.8%, compared to the three months ended October 31, 2014. The decrease was primarily attributable to a decrease in personnel-related and overhead allocation costs of $7.3 million due to restructuring initiatives and the transfer of employees to Tech Mahindra partially offset by the inclusion of Acision's post-acquisition research and development costs.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Research and development expenses, net, were $23.1 million for the nine months ended October 31, 2015, a decrease of $5.5 million, or 19.2%, compared to the nine months ended October 31, 2014. The decrease was primarily attributable to a decrease in personnel-related and overhead allocation costs of $9.6 million due to restructuring initiatives and the transfer of employees to Tech Mahindra partially offset by the inclusion of Acision's post-acquisition research and development costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Sales and marketing costs were $9.1 million for the three months ended October 31, 2015, an increase of $2.0 million or 27.9%, compared to the three months ended October 31, 2014. The increase was primarily attributable to the inclusion of Acision's post-acquisition sales and marketing costs partially offset by a $3.3 million decrease in personnel-related and overhead allocation costs due to restructuring initiatives.
General and administrative expenses were $26.3 million for the three months ended October 31, 2015, an increase of $14.2 million or 117.9%, compared to the three months ended October 31, 2014. The increase was primarily attributable to $14.6 million in acquisition and integration costs and due to the inclusion of Acision's post-acquisition general and administrative expenses.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Sales and marketing costs were $21.2 million for the nine months ended October 31, 2015, a decrease of $5.3 million or 20.0%, compared to the nine months ended October 31, 2014. The decrease was primarily attributable to a $8.7 million decrease in personnel-related and overhead allocation costs due to restructuring initiatives and to a $1.7 million decrease in agent and employee commissions due to a reduction in and mix of bookings with varying commission fee arrangements partially offset by the inclusion of Acision's post-acquisition sales and marketing costs.
General and administrative expenses were $53.8 million for the nine months ended October 31, 2015, an increase of $12.5 million or 30.2%, compared to the nine months ended October 31, 2014. The increase was primarily attributable to $14.6 million in acquisition and integration costs and due to the inclusion of Acision's post-acquisition general and administrative expenses.
Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the fiscal periods presented consist of restructuring expenses.
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Other operating expenses were $2.2 million for the three months ended October 31, 2015, a decrease of $3.7 million, or 62.5%, compared to the three months ended October 31, 2014. The decrease was attributable to a reduction in restructuring expenses during the three months ended October 31, 2015 compared to the three months ended October 31, 2014.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Other operating expenses were $9.9 million for the nine months ended October 31, 2015, an increase of $0.9 million, or 9.9%, compared to the nine months ended October 31, 2014. The increase was attributable to an increase in restructuring expenses during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014.
For more information relating to restructuring expense, see Note 10 of the condensed consolidated financial statements included in this Quarterly Report

Loss from Operations
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Loss from operations was $17.5 million for the three months ended October 31, 2015, a decrease in loss of $1.7 million, or 8.9% compared to the three months ended October 31, 2014.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Loss from operations was $57.6 million for the nine months ended October 31, 2015, a decrease in loss of $0.2 million, or 0.4% compared to the nine months ended October 31, 2014.
Interest Income
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Interest income was $0.1 million for the three months ended October 31, 2015, a decrease of $0.1 million compared to the three months ended October 31, 2014.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Interest income was $0.2 million for the nine months ended October 31, 2015, a decrease of $0.1 million compared to the nine months ended October 31, 2014.
Interest Expense
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Interest expense was $4.4 million for the three months ended October 31, 2015, an increase of $4.2 million compared to the three months ended October 31, 2014. The increase was attributable to interest expense on the senior credit facility since the Acision Acquisition on August 6, 2015.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Interest expense was $4.7 million for the nine months ended October 31, 2015, an increase of $4.3 million compared to the nine months ended October 31, 2014. The increase was attributable to interest expense on the senior credit facility since the Acision Acquisition on August 6, 2015.
Foreign Currency Transaction Gain (Loss), Net
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. Foreign currency transaction gain, net, was $4.0 million for the three months ended October 31, 2015, a decrease in gain of $3.3 million compared to the three months ended October 31, 2014. The change was attributable to exchange rate volatility primarily related to the Brazilian real, euro, British pound and new Israeli shekels.
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Foreign currency transaction loss, net, was $5.8 million for the nine months ended October 31, 2015, a change of $12.1 million, compared to a $6.3 million gain, net, for the nine months ended October 31, 2014. The change was attributable to exchange rate volatility primarily related to the Brazilian real, euro, British pound and new Israeli shekels.
Other (Expense) Income, Net
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. Other income, net, was $0.1 million for the nine months ended October 31, 2015, a change of $0.6 million compared to Other expense, net of $0.5 million for the nine months ended October 31, 2014.
Income Tax Expense
Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014. We recorded income tax expense of $4.4 million for the three months ended October 31, 2015, representing an effective tax rate of (24.6)%, compared with income tax expense of $4.7 million, representing an effective tax rate of (38.8)% for the three months ended October 31, 2014. During the three months ended October 31, 2015 and 2014, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014. We recorded income tax expense of $6.6 million for the nine months ended October 31, 2015, representing an effective tax rate of (9.8)%, compared with income tax expense of $9.0 million, representing an effective tax rate of (17.3)% for the nine months ended October 31, 2014. During the nine months ended October 31, 2015 and 2014, the effective tax rates were different than the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our U.S. and foreign tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets. The income tax provisions from operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in our effective tax rate for the nine months ended October 31, 2015, compared to the nine months ended October 31, 2014, was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, the computation of separate effective tax rates for certain tax jurisdictions incurring losses, certain tax contingencies, and foreign tax credit utilization.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity historically have consisted of cash and cash equivalents, cash flows from operations, including changes in working capital, borrowings and capital contributions from CTI, the incurrence of indebtedness from third parties, and the sale of investments and assets. We believe that our future sources of liquidity will include cash and cash equivalents, cash flows from operations, and may include new borrowings, refinancing of existing indebtedness or proceeds from the issuance of equity or debt securities.
During the three months ended October 31, 2015, our principal uses of liquidity were to pay the cash purchase price the acquisition of Acision, compensation to Acision executives as part of the Acision acquisition, strategic transaction and integration costs, payment of interest on and principal of the Acision Credit Facility, repurchase shares of common stock, fund operating expenses, implement restructuring initiatives and make capital expenditures. Our future principal uses of liquidity may also include funding of additional acquisitions and the payment of earn out amounts to the extent payable under the terms of the Acision Acquisition.
Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of October 31, 2015, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $196.4 million, compared to approximately $201.9 million as of January 31, 2015. On August 6, 2015, we paid approximately $171.3 million in cash as part of the consideration for the acquisition of Acision.
Restricted Cash
Restricted cash aggregated $57.9 million and $43.7 million as of October 31, 2015 and January 31, 2015, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use specified performance guarantees to customers and vendors, letters of credit, indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments. Upon closing of the Asset Sale during the three months ended October 31, 2015, $26.0 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Management's current forecast is based upon a number of assumptions including, among others: assumed levels of customer order activity, revenue and collections; continued implementation of initiatives to reduce operating costs; no significant degradation in operating margins; increased spending on certain investments in the business; slight reductions in the unrestricted cash levels required to support the working capital needs of the business and other professional fees; successful integration of the Acision business; intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Part I, Item 1A, “Risk Factors” of the 2014 Form 10-K, filed with the SEC on April 16, 2015, or in Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q filed with the SEC on June 15, 2015 and September 9, 2015 materialize, we may experience a shortfall in the cash required to support working capital needs.

Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.
Cash Flows
Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014

	Nine Months Ended October 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(118,689)	$(65,434)
Net cash provided by investing activities	104,216	3,778
Net cash used in financing activities	(8,130)	(13,983)
Effects of exchange rates on cash and cash equivalents	2,907	(3,479)
Net decrease in cash and cash equivalents	(19,696)	(79,118)
Cash and cash equivalents, beginning of period	158,121	254,580
Cash and cash equivalents, end of period	$138,425	$175,462
Operating Cash Flows
Net cash used in operating activities from operations was $118.7 million during the nine months ended October 31, 2015, an increase in cash used of $53.3 million, compared to the nine months ended October 31, 2014. The significant increase in the use of cash is due to across the board outflows resulting from the operations of our discontinued BSS business and transition service agreement with Amdocs and the inclusion of the operations of the recent acquisition of Acision, notwithstanding Investing Cash Flows activities, including transaction and integration costs and continued restructuring.
Investing Cash Flows
Net cash provided by investing activities was $104.2 million during the nine months ended October 31, 2015, an increase of $100.4 million, compared to the nine months ended October 31, 2014. The increase was primarily attributable to an increase of $269.4 million in proceeds from the BSS Business sale during the nine months ended October 31, 2015, partially offset by an increase in cash used of $140.2 million for the acquisition of Acision and an increase in cash used for restricted cash of $40.3 million. During the nine months ended October 31, 2015, there was a $16.2 million increase in cash used for restricted cash primarily due to $26.0 million placed in escrow in connection with the BSS Business sale net of a decrease in our line of credit compared to restricted cash provided of $24.1 million during the nine months ended October 31, 2014, primarily due to $25.0 million in bank time deposits placed in escrow by CTI in connection with the closing of the Verint Merger during the nine months ended October 31, 2013, which were released from escrow during the nine months ended October 31, 2014.
Financing Cash Flows
Net cash used in financing activities was $8.1 million during the nine months ended October 31, 2015, a decrease of $5.9 million, compared to the nine months ended October 31, 2014. The decrease was attributable to a decrease of $6.8 million in cash used to repurchase common stock under the repurchase program and a $0.1 million decrease in cash used to repurchase common stock in connection with tax liabilities upon settlement of awards during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. This decrease was also attributable to the proceeds from exercise of stock options of $1.1 million during the nine months ended October 31, 2015 partially offset by an increase of in cash used of$2.0 million for repayment of Debt.

Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, British pound, and the NIS. For the nine months ended October 31, 2015, the fluctuation in foreign currency exchange rates had a favorable impact of $2.9 million on cash and cash equivalents.
Amdocs Asset Purchase Agreement
On April 29, 2015, we entered into an Asset Purchase Agreement (including the ancillary agreements and documents thereto, the Amdocs Purchase Agreement) with Amdocs Limited, a Guernsey company (or Purchaser). Pursuant to the Amdocs Purchase Agreement, we agreed to sell substantially all of our assets required for operating our converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (or the BSS Business) to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of ours (or the Asset Sale). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to us in connection with the Asset Sale was approximately $273.5 million, including currently estimated purchase price adjustment of approximately $0.7 million, of which an aggregate of $7.3 million will be paid upon certain deferred closings. Subsequent to the initial closing, $3.2 million of deferred closings were completed. In connection with one of the pending deferred closings, we may be required to pay the Purchaser certain facility establishment and relocation costs not to exceed $2.0 million.
In connection with the Asset Sale, we agreed to indemnify Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26.0 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing.
In connection with the Amdocs Purchase Agreement, we and the Purchaser have also entered into a Transition Services Agreement (or the TSA), which provides for support services between us and the Purchaser in connection with the transition of the BSS Business to the Purchaser, for various periods up to 12 months following the closing of the Asset Sale. For additional information, see Note 4 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Acquisition of Acision
On August 6, 2015 (or the Closing Date), we completed the previously announced acquisition (or the Acquisition) of Acision Global Limited, a private company formed under the laws of England and Wales (or Acision), a holding company for Acision B.V. (its sole asset), pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015 (or the Purchase Agreement), between us and Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (or the Seller).
Pursuant to the terms of the Purchase Agreement, on the Closing Date we acquired 100% of the equity interests of Acision in exchange for $171.3 million in cash (excluding cash acquired and closing costs), certain earnout payments (as discussed below), and 3.14 million shares of our common stock, par value $0.01 per share (or the Consideration Shares), which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (or the Securities Act). As previously disclosed, pursuant to the terms of the Purchase Agreement, an amount up to $35.0 million of cash consideration is subject to an earnout, contingent on the achievement of revenue targets by certain of Acision’s business activities through the first quarter of 2016. To secure claims we may have under the Purchase Agreement, $10.0 million of the initial cash consideration was retained in escrow, which amount will be increased in the event that further consideration is triggered under the earnout, up to a maximum aggregate escrow retention of $25.0 million. Such monies will be released to the Seller two years after completion of the Acquisition, subject to any claims. In addition, Acision, in consultation with us, entered into a consent, waiver and amendment (or the Amendment) with the requisite lenders under Acision’s credit agreement (or the Acision Credit Agreement) governing Acision’s existing approximately $156.0 million senior credit facility (or the Acision Senior Debt), pursuant to which the Acision Senior Debt remains in place following completion of the Acquisition. Pursuant to the terms of the Acision Credit Agreement the Acision Senior Debt bears interest at a rate per annum, at the option of Acision, of either (i) a customary adjusted Eurocurrency interest rate plus 9.75% or (ii) a customary base rate plus 8.75%, which currently accrues interest at 10.75%, and matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, we agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt.

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
The Acision Credit Agreement provides for customary events of default with corresponding grace periods, including failure to pay principal or interest under the new credit agreement when due, failure to comply with covenants, any representation or warranty made by Acision proving to be inaccurate in any material respect, a change of control (which was triggered by our acquisition of Acision and waived by the requisite lenders in the aforementioned amendment). Upon an event of default, all of Acision's indebtedness under the Acision Credit Agreement may be declared immediately due and payable, and the lenders' commitments to provide loans under the Acision Credit Agreement may be terminated.
The Acision Credit Agreement contains a number of affirmative reporting and operational covenants, including a requirement to submit consolidated financial statements to the lenders within certain periods after the end of each fiscal year and quarter. The filing of this Quarterly report was made prior to the deadline prescribed by the covenant.
The Acision Credit Agreement also contains a financial covenant that requires Acision to maintain under IFRS a Consolidated Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (or Consolidated EBITDA) (all of the foregoing as defined in the Acision Credit Agreement) leverage ratio measured quarterly of no greater than 3.75 to 1. At the last covenant reporting date, September 30, 2015, Acision was in compliance with the financial covenant under IFRS and its consolidated leverage ratio was approximately 3.44 to 1.
For additional information, see Note 5 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Agreement with Tech Mahindra
On April 14, 2015, we entered into a MSA with Tech Mahindra pursuant to which Tech Mahindra performs certain services for our business on a global basis. Under the MSA, we are obligated to pay to Tech Mahindra in the aggregate approximately $212.0 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at our option. As a result of the MSA, we expect approximately $12.0 million in annual cost savings. For additional information relating to our contractual obligations see "Contractual Obligations" included in this Quarterly Report.
Indebtedness
Spain Government Sponsored Loans
As of October 31, 2015 and January 31, 2015, we had approximately $1.1 million of debt which we assumed in connection with the acquisition of Solaiemes on August 1, 2014. The debt consists of Spain government sponsored loans extended for research and development projects. For additional information, see Note 11 to the condensed consolidated financial statements included in this Quarterly Report.
Acision Indebtedness
In connection with the completion of the Acquisition of Acision, on August 6, 2015, Acision, in consultation with us, entered into the previously disclosed consent, waiver and amendment with the requisite lenders under Acision’s credit agreement governing Acision’s existing approximately $156.0 million senior credit facility with $10.0 million and $146.0 million classified as short-term and long-term debt, respectively. For more information, see “−Acquisition of Acision.”
Comverse Ltd. Lines of Credit
As of October 31, 2015 and January 31, 2015, Comverse Ltd., our wholly-owned Israeli subsidiary, had a $17.0 million and $25.0 million, respectively, line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the nine months ended October 31, 2015, Comverse Ltd. decreased the line of credit from $25.0 million to $17.0 million with a corresponding decrease in the cash balances Comverse Ltd. is required to maintain with the bank to $17.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of October 31, 2015 and January 31, 2015, Comverse Ltd. had utilized $12.4 million and $19.5 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of October 31, 2015 and January 31, 2015, Comverse Ltd. had an additional line of credit with a bank for $10.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. The line of credit bears no interest other than on borrowings thereunder and is subject to renewal on an annual basis. Borrowings under the line of credit bear interest at an annual rate of the London Interbank Offered Rate plus a variable margin determined based on the bank’s underlying cost of capital. Comverse Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of October 31, 2015 and January 31, 2015, Comverse Ltd. had no outstanding borrowings under the line of credit. As of October 31, 2015 and January 31, 2015, Comverse Ltd. had utilized $4.5 million and $6.8 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Comverse Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and “Long-term restricted cash” included within the consolidated balance sheets as of October 31, 2015 and January 31, 2015.
Common Stock Repurchase
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ended October 9, 2015 at prevailing market prices. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. Repurchases were made under the program using our own cash resources. During the fiscal year ended January 31, 2015, we repurchased in the open market under this program 688,642 shares of common stock for an aggregate purchase price of approximately $15.1 million and a weighted average purchase price of $21.98 per share. In mid-July 2015, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. During the nine months ended October 31, 2015 we repurchased in the open market under this program 319,985 shares of common stock for an aggregate purchase price of approximately $6.3 million with a weighted average purchase price of $19.69 per share.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand and in connection with acquisitions. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the nine months ended October 31, 2015 and 2014, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $24.3 million and $11.2 million, respectively, and paid $21.3 million and $9.0 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $6.9 million and $3.9 million are expected to be substantially paid by July, 2016 and December, 2024, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see "-Overview-Business Trends and Uncertainties" and Note 10 to the condensed consolidated financial statements included in this Quarterly Report.

Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of October 31, 2015 and January 31, 2015, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $21.7 million and $29.0 million as of October 31, 2015 and January 31, 2015, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through July 31, 2016.
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
In addition, Acision is party to the Acision Credit Agreement that contains certain restrictive covenants which, among other things, preclude Acision from paying cash dividends and limit its ability to make asset distributions to us.
Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of October 31, 2015 and January 31, 2015, we had $93.6 million and $88.0 million or 68% and 56% respectively, of our cash and cash equivalents held by our foreign subsidiaries. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries. We expect a portion of our foreign subsidiaries cash to be repatriated to the U.S. As this amount has been previously subject to U.S. tax, the non-U.S. withholding taxes that would be imposed on an actual triggering of a dividend of $149.0 million has been accrued in the amount of $20.1 million. At October 31, 2015, we had approximately $95.0 million of undistributed earnings in certain of its foreign subsidiaries which are considered to be indefinitely reinvested.
OFF-BALANCE SHEET ARRANGEMENTS
As of October 31, 2015, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2015. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2015, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2014 Form 10-K.
CONTRACTUAL OBLIGATIONS
On April 14, 2015, we entered into a MSA with Tech Mahindra pursuant to which Tech Mahindra performs certain services for our business on a global basis. The services include research and development, project deployment and delivery and maintenance and support for certain customers. In connection with the transaction, approximately 500 of our employees have been rehired by Tech Mahindra or its affiliates. Tech Mahindra may hire additional employees contingent upon country regulatory and compliance requirements under applicable law.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Under the MSA, we are obligated to pay to Tech Mahindra in the aggregate approximately $212.0 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at our option. Of this obligation, $23.0 million are due in the next twelve months, $79.0 million are due in one to three years, $68.0 million are due in three to five years and $41.0 million are due in more than five years. The services under the MSA started on June 1, 2015.
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
On August 6, 2015, we completed the acquisition of Acision. For additional information, see Note 5 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report. The following table presents contractual obligations of Acision as of October 31, 2015:

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(In thousands)
Long-term debt obligations	$154,000	$11,000	$31,000	$112,000	$—
Operating lease obligations - real estate	4,001	1,920	1,875	206	—
Total	$158,001	$12,920	$32,875	$112,206	$—
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We described the significant accounting policies and methods used in the preparation of our consolidated financial statements in Note 1 to the consolidated financial statements included in Part IV, Item 15 of our 2014 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2014 Form 10-K, and include the following:

•	revenue recognition;

•	extended payment terms;

•	percentage-of-completion accounting;

•	stock-based compensation;

•	recoverability of goodwill;

•	recoverability of long-lived assets;

•	income taxes;

•	litigation and contingencies;

•	Israel employees severance pay;

•	purchase price accounting; and

•	discontinued operations.
There were no significant changes in our critical accounting policies during the nine months ended October 31, 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2014 Form 10-K, filed with the SEC on April 16, 2015, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the nine months ended October 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act) for the fiscal quarter ended October 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2015, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we lacked a sufficient complement of personnel at the Acision subsidiary with a level of financial reporting expertise commensurate with our financial reporting requirements. This material weakness did not result in a material misstatement to our consolidated financial statements for the quarter ended October 31, 2015. However, this material weakness could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the material weakness identified as noted above.
Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting
Management is actively engaged in the planning for and implementation of remediation efforts to address the material weakness, including the specific remediation initiatives described below:

•	Strengthening Acision’s internal processes, including training for personnel, for ensuring account reconciliations are completed and reviewed properly on a timely basis; and

•	The addition of experienced accounting personnel with the requisite level of expertise.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 19 to the condensed consolidated financial statements included in this Quarterly Report. Except as disclosed in such note, there have been no material developments in the legal proceedings previously reported in our 2014 Form 10-K, filed with the SEC on April 16, 2015.

ITEM 1A.	RISK FACTORS

We have determined that a material weakness exists in our internal control over financial reporting relative to our Acision subsidiary that could, if not remediated, have a material adverse impact on our ability to produce timely and accurate financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  We have identified a material weakness in our internal control over financial reporting as of October 31, 2015 relative to our Acision subsidiary, as described in Part I, Item 4 of this Quarterly Report.  As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of October 31, 2015.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are actively engaged in the planning for and implementation of remediation efforts to address the material weakness that we identified.  Our remediation initiatives include (i) the strengthening of Acision’s internal processes, including training for personnel, ensuring account reconciliations are completed and reviewed properly on a timely basis; and (ii) the addition of experienced accounting personnel with the requisite level of expertise. While we have deployed additional resources and work processes at our recently acquired Acision subsidiary to ensure the reliability of our financial reporting, and undertaken a significant redesign of our financial reporting work processes to ensure that our disclosure controls and procedures, including at our Acision subsidiary, will be effective for subsequent fiscal periods, we are still in the process of implementing and testing these processes and procedures.  Implementing any appropriate changes to our internal controls may distract our officers and employees and entail material costs to implement new processes or modify our existing processes. Moreover, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price. We may conclude that additional measures are required to remediate the material weakness in our disclosure controls and procedures that may necessitate additional implementation and evaluation time.  If we do not complete our remediation in a timely manner or if our remediation plan is inadequate, there will continue to be a risk of future material misstatements in our annual or interim financial statements.

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our 2014 Form 10-K filed with the SEC on April 16, 2015 and our Quarterly Reports on Form 10-Q filed with the SEC on June 15, 2015 and September 9, 2015. If any of the risks described in our filings actually occurs, our business, financial results, financial condition and stock price could be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the three months ended October 31, 2015, we purchased an aggregate of 6,219 shares of our common stock from certain of our directors, executive officers and employees to cover tax liabilities in connection with the delivery of shares in settlement of stock awards. The shares purchased by us are deposited into treasury.
Common Stock Repurchase Program
As previously disclosed, our Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $30.0 million in shares of our common stock on the open market during the 18-month period ended October 9, 2015 at prevailing market prices. Repurchases are made under the program using our own cash resources. In early September 2014, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. During the fiscal year ended January 31, 2015, we repurchased in the open market under this program 688,642 shares of common stock for an aggregate purchase price of approximately $15.1 million and a weighted average purchase price of $21.98 per share. In mid-July 2015, as part of this program, our Board approved a $5.0 million committed repurchase plan to be implemented in accordance with Rule 10b5-1 of the Exchange Act. During the three and nine months ended October 31, 2015 we repurchased in the open market under this program 203,016 and 319,985 shares of common stock, respectively, for an aggregate purchase price of approximately $4.0 million and $6.3 million with a weighted average purchase price of $19.46 and $19.69 per share, respectively.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
August 1, 2015 – August 31, 2015	4,437	$19.97	77,272	$11,038,185
September 1, 2015 – September 30, 2015	1,263	22.45	125,744	8,563,754
October 1, 2015 – October 31, 2015	519	22.02	—	8,563,754
Total	6,219	$20.64	203,016	$8,563,754
Sales of Unregistered Securities
On August 6, 2015, in connection with the closing of the Acision Purchase Agreement, we agreed to pay at closing part of the consideration through the issuance of 3.14 million shares of our common stock, which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) or Regulation S under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.EXHIBITS

Exhibit No.	Exhibit Description

10.1*†	Second Amendment to Employment Agreement, dated December 4, 2015, by and between Xura, Inc. and Philippe Tartavull.

10.2*†	Amendment to Employment Agreement, dated December 4, 2015, by and between Xura, Inc. and Jacky Wu.

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months and nine months ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

XURA, INC.

December 28, 2015	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

December 28, 2015	/s/ Jacky Wu
Jacky Wu Executive Vice President, Chief Financial Officer (Principal Financial Officer)