Form 10-K/A
XURA, INC.
filed 2016-05-31
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2015 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of common stock held by non-affiliates of the registrant was $350,556,312 based on the last reported sale price of the registrant’s common stock on such date. For purposes of this calculation, executive officers, directors and greater than 10% beneficial owners of the registrant were assumed to be affiliates. However, such assumption should not be deemed to be a determination that such executive officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 25,018,539 shares of the registrant’s common stock outstanding on May 17, 2016.
 _______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.
 _______________________________________________

XURA, INC. AND SUBSIDIARIES
2015 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE
On May 23, 2016, Xura, Inc. filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (the “Original Filing”), Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (or the Commission) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (or this Amendment) supplements our Original Filing by amending and restating Part III, Items 10 through 14 of our Original Filing.
In addition, as required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15(b) of Part IV hereof. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraph 3 of the certifications has been revised to omit the reference to financial statements and paragraphs 4 and 5 of the certifications have been omitted entirely.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, and no attempt has been made in the Amendment to modify or update other disclosures as presented in our Original Filing.
Throughout this Amendment, unless indicated otherwise, we refer to Xura, Inc. and its subsidiaries as “the Company”, “we”, “us”, and “our”.
PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Below is a summary of the qualifications and experience of each of our directors, including biographical data for at least the last five years and an assessment of the experience, qualifications, skills and committee membership of each director.

		Committee Membership
Name	Age	Audit	Corporate Governance & Nominating	Compensation & Leadership
Susan D. Bowick	67		Member	Chair
James Budge	49	Member		Member
Niccolo De Masi	35	Member	Member
Matthew A. Drapkin	43			Member
Doron Inbar	66	Member	Member
Henry R. Nothhaft (Chairman of the Board)	72		Chair
Philippe Tartavull (President and Chief Executive Officer)	58
Mark C. Terrell	70	Chair		Member

Susan D. Bowick. Ms. Bowick has served as a member of our Board since October 2012. Ms. Bowick served as a consultant to the joint venture of Nokia Corporation and Siemens A.G. during 2006. From 2004 to 2007, Ms. Bowick served as an independent consultant to SAP A.G., a provider of software solutions, and Nokia Corporation, a manufacturer of mobile devices. From 1977 to 2004, Ms. Bowick served at various executive positions with Hewlett-Packard Company, a provider of information technology, infrastructure, personal computing and global services and imaging and printing products and services, most recently as its Executive Vice President, Human Resources and Workforce Development. Ms. Bowick currently serves as a director and the Chair of the Compensation Committee of EarthLink, Inc., an Internet service provider. In addition, Ms. Bowick served as a member of the board of Comverse Technology, Inc. (or CTI) from December 2006 to February 2013 and Verint Systems Inc. from September 2011 to September 2012. Ms. Bowick formerly served as a guest lecturer at Stanford Graduate School of Business and was a founding board member of the Washington state M.E.S.A. program engaged in the identification and retention of high potential junior high school students. Ms. Bowick holds a B.S., Business Administration and Education from the University of Nebraska. Ms. Bowick’s qualifications to serve on the Board include her leadership, operational and global experience as a consultant and executive in the area of executive compensation and human resources at publicly-held companies. Ms. Bowick also has public company board and corporate governance experience attributable to her service as an independent director of a NASDAQ-listed company.
James Budge. Mr. Budge has served as a member of our Board since October 2012. Mr. Budge has served as the Chief Financial Officer of Anaplan, a provider of cloud-based planning software, since January 2016. Previously, Mr. Budge served as Chief Operating Officer and Chief Financial Officer of Genesys Telecommunications Laboratories, Inc., a producer of call center software, from May 2012 to January 2016. Mr. Budge served as the Chief Financial Officer of Rovi Corporation (NASDAQ: ROVI), a global provider of digital entertainment technology solutions, from September 2005 to May 2012 and as its Chief Financial Officer and Chief Operating Officer from February 2012 to May 2012. Mr. Budge served as Chief Financial Officer of Trados, Inc., an enterprise management software provider, from January 2004 until its merger with SDL International in August 2005. From August 2002 until joining Trados, Inc., Mr. Budge served as Chief Financial Officer of Sendmail, Inc., a secure email provider, and from April 1999 until its merger with IBM in January 2002, Mr. Budge served as Chief Financial Officer of CrossWorlds Software, Inc., a provider of business infrastructure software. Mr. Budge holds a B.S. in Accounting from Brigham Young University. Mr. Budge’s qualifications to serve on the Board include his significant operational and financial expertise.
Niccolo De Masi. Mr. De Masi has served as a member of our Board since November 2015, and has served as the President and Chief Executive Officer of Glu Mobile Inc. (“Glu”) and as one of its directors since January 2010. Mr. De Masi became interim Chairman of Glu’s Board in July 2014 and Chairman in December 2014. Prior to joining Glu, Mr. De Masi was the Chief Executive Officer and President of Hands-On Mobile, a mobile technology company and developer and publisher of mobile entertainment, from October 2009 to December 2009, and previously served as the President of Hands-On Mobile from March 2008 to October 2009. Prior to joining Hands-On Mobile, Mr. De Masi was the Chief Executive Officer of Monstermob Group PLC, a mobile entertainment company, from June 2006 to February 2007. Mr. De Masi joined Monstermob in 2004 and, prior to becoming its Chief Executive Officer, held positions as its Managing Director and as its Chief Operating Officer, where he was responsible for formulating and implementing Monstermob’s growth and product strategy. Prior to joining Monstermob, Mr. De Masi worked in a variety of corporate finance and operational roles within the technology, media and telecommunications (TMT) sector, beginning his career with JP Morgan on both the TMT debt capital markets and mergers and acquisitions teams in London. He also has worked as a physicist with Siemens Solar and within the Strategic Planning and Development divisions of Technicolor. Mr. De Masi holds an M.A. degree in Physics and an MSci. degree in Electronic Engineering-both from Cambridge University. Mr. De Masi’s qualifications to serve on the Board include his leadership, operational, financial, business and strategy experience as well as his corporate governance experience attributable to his service as President, Chief Executive Officer and Chairman of the Board of a publicly traded company.
Matthew A. Drapkin. Mr. Drapkin has served as a member of our Board since March 2014. Mr. Drapkin is the Chief Executive Officer and Portfolio Manager of Northern Right Capital Management, L.P. (formerly known as Becker Drapkin Management, L.P.), a value-oriented, alternative asset manager focused on constructive activist investing in the small-cap space. Mr. Drapkin has served on seven public company boards. In addition to serving on our Board, Mr. Drapkin has been a member of the board of directors for Intevac, Inc., a provider of equipment solutions to the hard disk drive industry and high-sensitivity imaging products and visions systems, primarily for the defense market, since December 2013. From June 2011 to October 2013, Mr. Drapkin served as a director for Ruby Tuesday, Inc. (NYSE: RT), a restaurant operator, where he was the Chairman of the Board; from October 2010 to June 2013 he served as the Lead Independent Director of Hot Topic, Inc. (NASDAQ: HOTT), a specialty retailer, and he has served as a director of Glu Mobile Inc. (May 2010 to April 2013) (NASDAQ: GLUU), Plato Learning, Inc. (March 2009 to May 2010), and Alloy, Inc. (April 2010 to November 2010). Prior to joining Northern Right Capital in December 2009, Mr. Drapkin had extensive investment experience including his work as Head of Research, Special Situations, and Private Equity at ENSO Capital, a New York-based hedge fund, and Senior Vice President of Corporate Development at MacAndrews & Forbes, where he participated in more than $3 billion of transactions, including those of Scientific Games, Deluxe Entertainment Services, AM General, and Scantron. Prior to MacAndrews & Forbes, Mr. Drapkin was General Manager of two Condé Nast’s publications’ wholly-owned Internet sites, Epicurious.com and Concierge.com, and headed Condé Nast’s Internet venture investment effort. Mr. Drapkin began his professional career as an investment banker at Goldman, Sachs & Co., where he advised companies on corporate finance and mergers and acquisitions matters. Mr. Drapkin holds a J.D. from Columbia Law School, an M.B.A. from Columbia Business School, and a B.A. in American History from Princeton University. See “Certain Relationships and Related Party Transactions-Agreement with Northern Right Capital” for additional information regarding an agreement we entered into with Mr. Drapkin and his affiliates in connection with Mr. Drapkin joining our Board.
Doron Inbar. Mr. Inbar has served as a member of our Board since October 2012. Mr. Inbar has been a Venture Partner at Carmel Ventures, an Israeli-based venture capital firm that invests primarily in early stage companies in the fields of Software, Communications, Semiconductors, Internet, Media, and Consumer Electronics, since 2006. Previously, Mr. Inbar served as the President of ECI Telecom Ltd., a global telecom networking infrastructure provider, from November 1999 to December 2005 and its Chief Executive Officer from February 2000 to December 2005. Mr. Inbar joined ECI Telecom Ltd. in 1983 and during his first eleven years with the company, served in various positions at its wholly-owned U.S. subsidiary, ECI Telecom, Inc., in the U.S., including Executive Vice President and General Manager. In July 1994, Mr. Inbar returned to Israel to become Vice President, Corporate Budget, Control and Subsidiaries of ECI Telecom Ltd. In June 1996, Mr. Inbar was appointed Senior Vice President and Chief Financial Officer of ECI Telecom Ltd., and he became Executive Vice President of ECI Telecom Ltd. in January 1999. Mr. Inbar served on the board of directors of Alvarion Ltd. (NASDAQ: ALVR), a company that designs and sells broadband wireless and Wi-Fi products, from September 2009 until 2016, where he was a member of its audit and compensation committees and served as Chairman of its Nominating and Governance Committee. Mr. Inbar currently serves on the board of directors, as well as the audit and nominating and governance committees, of SolarEdge Technologies Inc. (NASDAQ: SEDG), an innovative start up in the photovoltaic industry, as Chairman of the Board of Archimedes Global Ltd., a company which provides health insurance and health provision in East Europe, on the board of directors of Maccabi dent Ltd., the largest chain of dental service clinics in Israel, on the board of directors of Middle East Tube Company Ltd (Tzinorot), a manufacturer of pipelines and water transport systems, and on the board of directors of Degania Silicone Ltd., a designer and vendor of medical devices. Previously, Mr. Inbar served as Chairman of the Board of C-nario Ltd., a global provider of digital signage software solutions, Chairman of the Board of Followap Inc., which was sold to Neustar, Inc. in November 2006, and Chairman of the Board of Enure Networks Ltd. Mr. Inbar holds a B.A. in Economics and Business Administration from Bar-Ilan University, Israel. Mr. Inbar’s qualifications to serve on the Board include his extensive management and financial expertise, in addition to his experience serving as a director and the Chairman of the Board of several companies.
Henry R. Nothhaft (Chairman of the Board). Mr. Nothhaft has served as the Chairman of our Board since October 2012. Mr. Nothhaft served as president and chief executive officer of TESSERA Technologies, Inc. from August 2008 to May 2011 and served as a member of the board of directors of that company from June 2004 to May 2011, and as chairman of the board from January 2010 to May 2011. Mr. Nothhaft is also the author of “Great Again: Revitalizing America’s Entrepreneurial Leadership,” a business policy book published in 2010 by Harvard Business Review Press. Prior to joining TESSERA, Mr. Nothhaft served as chief executive officer and chairman of the board of Danger Inc., a software company for wireless service providers from October 2002 to April 2008 when it was sold to Microsoft Corporation. From May 2001 to October 2002, he served as president and chief executive officer of Endforce, an IP software company, where he remained non-executive chairman of the board from October

2002 to March 2005. Mr. Nothhaft joined Concentric Network Corporation, a recognized market leader in Enterprise Virtual Private Networks, high-speed access and electronic commerce enabled web hosting, as president and chief executive officer in 1995, and became chairman of the board in 1998. Mr. Nothhaft led Concentric to a successful initial public offering, resulting in the listing of that company on the NASDAQ in August 1997. In June 2000, Concentric merged with Nextlink and became XO Communications, Inc., with Mr. Nothhaft serving as vice chairman until April 2001. From 1989 to 1994, Mr. Nothhaft was president and chief executive officer of David Systems, a data networking equipment firm, until it was sold to Chipcom Corporation. From 1983 to 1989, he held various executive positions and served on the Board of Directors of DSC Communications Corporation, a telecommunications company that designs, develops, manufactures and markets digital switching, access, transport and private network system products for the worldwide telecommunications marketplace. From 1979 to 1983, Mr. Nothhaft was vice president of marketing and sales for GTE Telenet Communications Corporation (now Sprint), the first public data network provider in the U.S. Mr. Nothhaft served as the chairman of the board of directors of SPTS Technologies (from November 2011 until SPTS Technologies’ sale to Orbotek in August 2014). Mr. Nothhaft previously served on the boards of directors of a number of public and private companies, including DSC Communications Corporation (formerly known as Digital Switch Corporation), Openwave Systems, Inc., Ocular Networks, Vantage Data Centers, VMX, Inc., XO Communications, Inc., and Unwired Planet. He received a M.B.A. in Information Systems Technology from George Washington University and a B.S. with distinction in Politics & Economics from the U.S. Naval Academy, and is a former officer in the U.S. Marine Corps. Mr. Nothhaft has also completed the Stanford Law School’s executive education training on corporate governance and the AEA executive M.B.A. program at Stanford University. Mr. Nothhaft’s qualifications to serve on the Board include his extensive leadership, operational, financial, global business and global strategy experience attributable to his service as Chief Executive Officer and Chairman of the Board of a significant number of companies. Mr. Nothhaft also has corporate governance experience attributable to his service as a director in publicly traded companies.
Philippe Tartavull (Chief Executive Officer). Mr. Tartavull has served as our President and Chief Executive Officer and as a member of our Board since May 2012. From December 2007 to August 2011, Mr. Tartavull served as President and Chief Executive Officer of Hypercom Corporation, a publicly traded global leader in high security, end-to-end electronic payment products and services, and from February 2007 to November 2007 served as its President and Chief Operating Officer. Hypercom was acquired by Verifone Systems, Inc. in August 2011. From 1998 to 2007, Mr. Tartavull served as President of Oberthur Card Systems of America Corp., following a year as that company’s chief operating officer. Oberthur is one of the world’s leading providers of card-based solutions including SIM (Subscriber Identity Module) and multi-application smart cards as well as related software, applications and services. From 1988 to 1998, Mr. Tartavull served as President and Chief Executive Officer of Thales/Syseca Inc., a provider of systems integration services and mission critical software for the transportation and utilities industries. His previous positions included several management positions at Syseca/Thales, Compagnie Internationale Des Services Informatiques, Baker International and European Management Oil & Gas Investment. Mr. Tartavull formerly served as a director of Hypercom Corporation and MRV Communications, Inc. Mr. Tartavull earned an MBA from the Institut d’Administration des Enterprises, Sorbonne University, an MS in Engineering from Ecole Nationale Superieure des Petroles et de Moteurs, and a BS in Engineering from the Centre d’Etudes Superieures des Techniques Industrielles, all in Paris, France. He is also a graduate of the Executive Program at the UCLA Anderson School of Management. Mr. Tartavull’s qualifications to serve on the Board include his leadership, operational, financial, global business and global strategy experience attributable to his service as Chief Executive Officer. Mr. Tartavull also has corporate governance experience attributable to his service as a director in publicly traded companies.
Mark C. Terrell. Mr. Terrell has served as a member of our Board since October 2012. Mr. Terrell served as the Partner in Charge and Executive Director of KPMG’s Audit Committee Institute (or ACI) from 2000 to 2004, in which capacity he established the ACI’s mission and strategy. Mr. Terrell was a KPMG audit engagement partner from 1979 to 2000 and acted, from 1985 to 2000, as the Office Managing Partner of three KPMG offices - El Paso, Texas; Albuquerque, New Mexico; and St. Petersburg, Florida. During Mr. Terrell’s thirty-five year career in public accounting he served on a number of not-for-profit boards in each of the communities in which he practiced, and he has spoken extensively on both audit committee and broader corporate governance issues. Mr. Terrell served as a member of the CTI Board from July 2006 to February 2013. From December 2006 to March 2008, Mr. Terrell served as non-executive Chairman of the Board for CTI. Mr. Terrell also served as a director of Verint Systems Inc. from April 2012 to February 2013. Following his retirement from KPMG in 2004, Mr. Terrell participated as a faculty member of the National Association of Corporate Directors. Mr. Terrell received his Bachelor of Business Administration degree from the University of Texas at El Paso in 1967. Mr. Terrell’s qualifications to serve on the Board include his financial and accounting experience attributable to his service as a senior partner at a prominent accounting firm. In addition, Mr. Terrell has public company and corporate governance experience as a director for not-for-profit corporations and through his involvement in corporate governance activities.
Committees of the Board of Directors
The Board has established various committees to assist it in discharging its duties, including an Audit Committee, a Compensation and Leadership Committee and a Corporate Governance & Nominating Committee. Each of these committees operates pursuant to a charter that was approved by the Board of Directors, copies of which are available on our website (www.xura.com) under the tab “Corporate Governance” on our “Investors” page. The purposes and responsibilities of each committee are summarized below, together with their current membership and number of meetings.
Audit Committee
Xura has a separately-designated standing Audit Committee within the meaning of Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board in fulfilling its oversight responsibilities regarding:

•
the conduct and integrity of Xura’s accounting and financial reporting processes, audits of Xura’s financial statements and reports made to any governmental or regulatory body, stockholders, the public or other users thereof;

•	Xura’s compliance with legal and regulatory requirements;

•	the qualifications, engagement, compensation, independence and performance of Xura’s independent auditors, their conduct of the annual audit, and their engagement for any other services;

•	the performance of the internal audit function of Xura and its subsidiaries and their systems of internal accounting and financial and disclosure controls and procedures;

•	related-person transactions (as defined in the Exchange Act);

•	Xura’s code of business conduct and ethics as established by the Board;

•	the Audit Committee report required to be included in Xura’s annual proxy statement; and

•
review and discussion with management and Xura’s independent registered public accounting firm of any major financial risk exposures and assessment of the steps and processes management has implemented to monitor and control such exposures.

The Board reviewed the background, experience and independence of the Audit Committee members. Based on this review, the Board determined that all members of the Audit Committee are “independent,” within the meaning of the applicable rules of the SEC and the NASDAQ Marketplace Rules and as further defined in our Corporate Governance Guidelines & Principles. In addition, the Board determined that each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements and that each of Messrs. Budge, De Masi, Inbar, and Terrell qualifies as an audit committee financial expert as defined under the rules of the SEC.
Compensation and Leadership Committee
Purposes and Responsibilities
The purposes and responsibilities of the Compensation and Leadership Committee include, among other things:

•
evaluating the performance of our Chief Executive Officer and other executive officers against established goals and objectives and, based on this evaluation, approve the compensation (including any discretionary awards and any benefits) of our Chief Executive Officer and other executive officers (other than equity-based awards);

•	reviewing, approving or otherwise recommending to the Board for approval, management incentive compensation policies and programs;

•	reviewing, approving or otherwise recommending to the Board for approval, equity compensation programs for employees;

•
reviewing and recommending to the Board for approval by a majority of the non-employee members of the Board in advance, all grants of equity-based awards, including the award of shares or share options;

•	reviewing and recommending to the Board the submission to stockholders on executive compensation matters;

•	reviewing from a risk management perspective our compensation policies and practices for executives, management and employees generally; and

•	preparing the Compensation Committee Report.
Compensation Processes and Procedures
The Compensation and Leadership Committee oversees and administers our executive compensation program. The Compensation and Leadership Committee typically meets near the beginning of each fiscal year to:

•	review base salaries to determine whether any adjustments are necessary or appropriate;

•	determine the payments, if any, under the annual cash incentive award plan for the prior fiscal year;

•	approve the target and maximum annual cash incentive award opportunities;

•	review and, if appropriate, recommend for approval by our Board, including a majority of the independent directors, equity incentive awards; and

•
establish the corporate and individual performance objectives and related target levels for the current fiscal year and the respective target levels for each quantifiable performance objective for that fiscal year.

In making these compensation-related decisions, the Compensation and Leadership Committee reviews the total compensation for our senior executives to ensure consistency with our compensation philosophy and considers developments in compensation market practices. In addition, the Compensation and Leadership Committee is provided with certain compensation recommendations formulated by management and compensation data provided by its executive compensation consultant. Although the Compensation and Leadership Committee receives these recommendations and data, this information provides only a reference point for its deliberations. Ultimately, the Compensation and Leadership Committee applies its own business judgment and experience to determine the form and amount of compensation for our senior executives.
The Compensation and Leadership Committee has the authority to engage its own advisors to assist in carrying out its responsibilities. Since October 2012, the Compensation and Leadership Committee has engaged Frederic W. Cook & Co. (referred to as Cook), a national executive compensation consulting firm, to support its oversight and management of our executive compensation program. Cook provides the Compensation and Leadership Committee and our Board with guidance regarding the amount and types of compensation that we provide to our executives and how these compare to other compensation practices, and advice regarding other compensation-related matters.
Representatives of Cook attend meetings of the Compensation and Leadership Committee as requested and also communicate with committee members outside of meetings. Cook reports to the Compensation and Leadership Committee and works with management only under the direction of the Chair of the Compensation and Leadership Committee on projects in which the committee retains responsibility under its charter. The Compensation and Leadership Committee may replace Cook or hire additional advisors at any time. During fiscal 2015, Cook did not provide any other services to us and received no compensation other than with respect to the services described above.
The Compensation and Leadership Committee is authorized under its charter to delegate its responsibilities to subcommittees comprised of one or more directors from the committee under certain circumstances. In accordance with our Equity Awards Policy, all equity award grants must be approved by the majority of the non-employee directors of our Board upon the recommendation of the Compensation and Leadership Committee.
Corporate Governance & Nominating Committee
The purposes and responsibilities of the Corporate Governance & Nominating Committee include, among other things:

•
identifying individuals qualified to serve as directors and recommending to the Board the nominees for all directorships and reviewing the process and criteria used to review and evaluate director candidates;

•	developing and recommending to the Board, and overseeing the implementation of, Xura’s Corporate Governance Guidelines & Principles;

•	overseeing Xura’s policies and procedures for the receipt of stockholder suggestions regarding Board composition and potential director candidates for consideration by the Board;

•	reviewing, on a regular basis, Xura’s overall corporate governance, including the Board’s leadership structure, and recommending improvements, when necessary; and

•	undertaking such other matters as it, with the concurrence of the Board of Directors, deems necessary.
The Corporate Governance & Nominating Committee considers director candidates recommended for nomination by our stockholders using the same criteria as it applies to recommendations from existing directors and members of our management. Stockholders are invited to submit recommendations by writing to: Corporate Governance & Nominating Committee, Xura, Inc., 200 Quannapowitt Parkway, Wakefield, MA 01880. There have been no changes to these procedures since the filing of the proxy statement for our Annual Meeting of Stockholders held on June 24, 2015.
Executive Officers
The executive officers of Xura as of the date hereof are listed below.

Name	Age	Position
Philippe Tartavull	58	President and Chief Executive Officer

Jacky Wu	33	Executive Vice President, Chief Financial Officer

Roy S. Luria	44	Executive Vice President, General Counsel and Corporate Secretary

Nassrin Tavakoli	61	Executive Vice President, Chief Technology Officer

W. James Saunders	56	Executive Vice President, Digital Communications

Michael Grossi	47	Executive Vice President, Chief Revenue Officer
The following is a summary of the qualifications and experience of our executive officers other than Mr. Tartavull, whose qualifications and experience are set forth under “Directors.”
Jacky Wu. Mr. Wu has served as our Executive Vice President and Chief Financial Officer since April 30, 2015 and as our Senior Vice President of Financial Planning and Analysis from March 30, 2015 to April 30, 2015. Prior to joining us, Mr. Wu was employed by American Tower Corporation, where he served as Vice President of Finance, Mergers and Acquisitions since January 2014. From May 2010 to December 2013, Mr. Wu served as American Tower’s Vice President of Financial Planning and Analysis. Mr. Wu began his career at Verizon Communications in May 2002, where he held roles of increasing scope and responsibility. During his career with Verizon and its predecessor companies and affiliates, he served in numerous finance and business development roles, including as the Director and Chief Financial Officer of Verizon’s Digital Services Inc. from 2009 to 2010, where he was responsible for all financial activities of its FiOS and Digital Media services businesses. Mr. Wu holds a Bachelor of Science in Economics and an MBA from Tulane University.
Roy S. Luria. Mr. Luria has served as our Executive Vice President, General Counsel and Corporate Secretary since October 2012. From January 2010 to October 2012, Mr. Luria served as Associate General Counsel,

Corporate and Securities and Assistant Secretary of CTI. From October 2000 through January 2010, Mr. Luria was an associate with Weil, Gotshal & Manges LLP and from March 1996 to September 2000 was an associate with the Israeli law firm of Meitar Liquornik Geva & Leshem Brandwein (formerly Meitar, Liquornik, Geva & Co.). Mr. Luria holds a law degree from Tel Aviv University.
Nassrin Tavakoli. Ms. Tavakoli has served as our Executive Vice President, Chief Technology Officer since October 2012. Prior to joining us, Ms. Tavakoli served for two years as Senior Vice President of Global Engineering at Hypercom Corporation. Prior to that, she held a variety of technology leadership positions of increasing responsibility over a sixteen year period at Motorola, Inc., focusing on advanced wireless infrastructure, handset and multimedia technologies, most recently as Senior Director of its Global Software Group. In several previous positions, she managed and developed systems involving technologies and domains including billing systems, distributed database systems, M-commerce, and voice and pattern recognition. Ms. Tavakoli holds a Ph. D. and M.S. in Computer Science from Kansas State University, and a B.S. in Computer Science and Mathematics from Southeast Missouri State University.
W. James Saunders. Mr. Saunders has served as our Executive Vice President, Digital Communications since the completion of the Acision acquisition in August 2015. Mr. Saunders leads the team responsible for our portfolio of digital communications services products. Mr. Saunders held a similar role with Acision from 2013 until its acquisition by us in August 2015. From 2008 to 2013, Mr. Saunders held the role of Global Head of Capital Market Product Development at Misys, where he was responsible for more than 600 employees across the globe and leading the development of their four flagship products. He moved into this role from Thomson Reuters RISK business when it merged with Misys in 2012. Before that, Mr. Saunders held product development and senior management positions at Cartesis, America Online and Netscape Communications. Mr. Saunders holds a BSc. degree in computer science from the University of Essex.
Michael Grossi. Mr. Grossi has served as our Executive Vice President and Chief Revenue Officer since August 2015. From September 2014 to August 2015, Mr. Grossi served as our Senior Vice President and Chief Strategy Officer. Mr. Grossi has over 20 years of experience in the telecommunications and technology sectors. Prior to joining us, from 2012 to 2014, he was the Senior Vice President of Corporate Development and Strategy at American Tower Corporation, where he was a member of the US Tower Executive Team, a $2.2B business unit. There he led growth initiatives for the company, including mergers and acquisitions, business development and strategy. From 2008 to 2011, he was a Senior Partner at Altman Vilandrie and Company, a TMT strategy consultancy where he led the wireless practice. From 2005 to 2008, Mr. Grossi served as Senior Vice President and General Manager of Mobile Data Services at Helio (acquired by Virgin Mobile), a wireless mobile virtual network operator where he helped launch many industry firsts, including YouTube Mobile, Myspace Mobile, GPS Google Maps and the Ultimate Inbox. Mr. Grossi was also a Captain in the United States Air Force and holds an MBA from Bentley College and a BSBA from Villanova University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of Xura and persons who own more than 10 percent of a registered class of Xura’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Xura common stock and other equity securities. Directors, officers and beneficial owners of more than 10 percent of Xura’s common stock are required by SEC regulation to furnish Xura with copies of all Section 16(a) forms they file. To Xura’s knowledge, based solely on a review of the copies of such reports furnished to Xura and representations that no other reports were required, all Section 16(a) filing requirements were satisfied for the fiscal year ended January 31, 2016.
Ethics Advice Line
We have established an ethics advice line, managed by a third party, that gives employees and other stakeholders a way to confidentially and anonymously report any actual or perceived unethical behavior or violations or suspected violations of XURAbility. Information about the ethics advice line can be found on our website (www.xura.com) under the tab “Corporate Governance” on our “Investors” page.

Public Availability of Corporate Governance Documents
Our key corporate governance documents, including our Corporate Governance Guidelines & Principles, the Code of Conduct (which is titled XURAbility) and the charters of our Audit Committee, Compensation and Leadership Committee and Corporate Governance & Nominating Committee are available on our website under the tab “Corporate Governance” on our “Investors” page and in print to any stockholder who requests them from our Corporate Secretary.
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

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis describes our executive compensation program for our executive officers listed below, who are referred to throughout this discussion as the “Named Executive Officers.” The discussion describes the various compensation elements and the plans and arrangements in which the Named Executive Officers participated, the factors considered and the approach taken by our Board and our Compensation and Leadership Committee (referred to as the Compensation Committee) in designing the executive compensation program and how this program supports our overall business objectives and financial and strategic goals.
Our Board and the Compensation Committee determine the compensation of executive officers of Xura. For the fiscal year ended January 31, 2016, the Named Executive Officers were:

•	Philippe Tartavull, our President and Chief Executive Officer;

•	Jacky Wu, our Executive Vice President and Chief Financial Officer;

•	Michael Grossi, our Executive Vice President, Chief Revenue Officer; and

•	Thomas Sabol, our former Senior Vice President, Chief Financial Officer.
Mr. Sabol ceased to serve as Senior Vice President, Chief Financial Officer on April 30, 2015 and separated from us effective July 1, 2015.
Executive Summary
Fiscal 2015 Incentive Program Design and Results
For the fiscal year ended January 31, 2016 (or fiscal 2015), we continued the transformation of our business to address the rapidly evolving trends in our markets. As part of the transformation, our corporate objectives for fiscal 2015 included both strategic and financial components, including the divestiture of our BSS business and operational improvements to our Digital Services business. Moreover, in setting our goals for fiscal 2015, we determined that meeting our corporate objectives would depend more upon the achievement of major transactions rather than each executive meeting individual performance objectives. Based on this determination, we did not evaluate our Named Executive Officers against individual performance objectives. Instead, to align executive compensation with our corporate objectives, the following corporate strategic objectives, with a subset of financial objectives, were selected by the Compensation Committee as part of our annual cash incentive plan for our Named Executive Officers:
Strategic Objectives

•	The divestiture of the former BSS segment at certain price points (weighted 40%).

•	Operational improvements to the Digital Services segment resulting in certain cost savings (weighted 30%).

•	Achievement of the three corporate financial objectives outlined below (weighted 30%).

◦	Product bookings and maintenance revenue (40% sub-weighting).

◦	Operating income (30% sub-weighting).

◦	Adjusted consolidated cash flow (30% sub-weighting).
For fiscal 2015, as explained in detail below, we attained our objectives with a 70% achievement level due to the successful divestiture of the BSS segment and implementation of operational improvements to our Digital Services business. We did not achieve our financial objectives. Payouts will be made to our Named Executive Officers based on our 70% achievement of corporate objectives.
For the fiscal year ended January 31, 2015 (or fiscal 2014), the following corporate financial metrics were selected by the Compensation Committee as part of our annual cash incentive plan for our Named Executive Officers:

•	Xura performance, the achievement of which is a condition to any payout under the cash incentive plan.

•	Product bookings and maintenance revenue (60% weighting).

•	Total revenue (20% weighting).

•	Adjusted consolidated cash flow (20% weighting).
For fiscal 2014, the annual cash incentive plan also provided that no payouts were to be made against the corporate and individual performance objectives unless we achieved at least the threshold level of Xura performance. The threshold level of performance was not achieved in Fiscal 2014. Therefore, there was no payout under our annual cash incentive plan.
Executive Compensation Objectives and Principles
Compensation Objectives
Our Company operates in the highly complex and competitive telecommunications industry. This requires a highly talented and seasoned team of telecommunications and business professionals capable of managing a complex global business. Consequently, our primary compensation objective is to attract and retain the executives needed to manage a sophisticated global business operation in a rapidly changing segment of the telecommunications industry and to ensure that they are compensated commensurate with results and paid for performance.
Our executive compensation program is designed to:

•	attract, retain and motivate highly-skilled executives by providing a total compensation package that is competitive in the market in which we compete for talent;

•
support and reward the attainment of our short-term and long-term financial and strategic objectives through the use of variable pay in which realized compensation fluctuates based on (a) the degree to which key financial, operational and strategic goals are achieved and (b) changes in stockholder value;

•	provide differentiated pay based on our executives’ contributions to Company performance, role within our Company and skill set;

•	create commonality of interest between management and stockholders through the use of equity-based compensation and by encouraging our executives to accumulate substantial ownership in our Company;

•
foster a balanced focus among our executives to ensure that they are held accountable for the long-term consequences of their business decisions and to avoid the incentive to take risks that are inconsistent with our financial and strategic goals; and

•	maximize the financial efficiency of the overall program from tax, accounting and cash flow perspectives.
Elements of Direct Compensation
During the fiscal year ended January 31, 2016, our executive compensation program applicable to our Named Executive Officers included three primary elements:

•	Base salaries, representing the fixed component of total direct compensation.

•
Performance-based cash incentive awards, representing a significant portion of cash compensation intended to be “at-risk,” linked to achievement of key objectives and our short-term operating plan and long-term strategic goals.

•
Equity incentive awards in the form of time-based restricted stock unit awards (referred to as RSUs) and stock option grants awarded to align the interests of our executives with stockholders; facilitate retention of executives at a challenging time as a result of our significant transformation efforts and company-specific conditions; drive long-term performance; reward the execution of various performance objectives critical to our company; and balance share usage and dilution levels.

In addition to these direct elements of compensation, our executive compensation program for the fiscal year ended January 31, 2016, included health, welfare and other employee benefits, limited perquisites and severance benefits.
The elements of our compensation program are designed to promote our pay-for-performance philosophy. We believe that our compensation plans should motivate high performance among our executive officers within an entrepreneurial, incentive-driven culture. We believe that our short-term compensation plans should provide the flexibility to reflect the extent to which goals are met, missed or exceeded, while rewards realized under our long-term equity compensation plan should be driven largely by increasing stockholder returns. We aim to design compensation plans that align compensation objectives with our business strategies and that enable a focus on creating sustainable, long-term growth and stockholder value. We aim to set target total direct compensation at the median of comparably positioned executives at public companies with which we compete for business and talent and that have similar scope of operations, with differentiation by executive based on individual factors such as performance, tenure, criticality, and transformation/growth hire positioning.
Base Salaries
As base salaries represent the fixed component of each Named Executive Officer’s total direct compensation, the Compensation Committee sets base salaries at a level that balances the competing objectives of attracting and retaining high-quality executives with minimizing our overall fixed cost structure. The underlying philosophy adopted by the Compensation Committee is to set base salaries, on average, at the median market rate based on comparable companies, subject to individual variations.
The Compensation Committee sets, reviews and approves any changes to base salaries for the Named Executive Officers annually, taking into account both the competitive positioning of each individual’s base salary relative to the indicated market rates; the individual skills, experience and past performance of the executive; the annual budget for base salary adjustments, if any, that had been established for the fiscal year; the positioning of each executive relative to others with comparable levels of responsibility; corporate financial performance in the prior fiscal year and expectations for the current fiscal year; and the difficulty of replacing the executive and relative importance of the position to us. For the fiscal year ended January 31, 2016, the Compensation Committee maintained prior year base salaries for all continuing executives.
Annual Cash Incentive Awards
We believe that a significant portion of cash compensation for the Named Executive Officers should be “at-risk” by being linked to achievement of key objectives that further our short-term operating plan and long-term strategic goals. Consequently, we provide the Named Executive Officers with the opportunity to realize variable cash awards each year based on performance against a series of pre-established financial performance and individual objectives, for which the Compensation Committee established target and maximum award opportunities.
In designing the annual cash incentive awards, the Compensation Committee is guided by the following overarching principles:

•	the performance measures must be tied to key indicators of our success, strategic objectives and drivers of stockholder value, consistent with our business strategy and objectives;

•	the performance targets must be reasonably achievable and viewed as fair, while at the same time encouraging stretch performance;

•	the performance targets should include a review of year-over-year performance and align with the annual operating plan approved by the Board so that aggregate costs are supported by financial results;

•	the performance measures must be simple to understand and within the control of the Named Executive Officer receiving the award;

•
the portion of a Named Executive Officer’s target annual cash compensation attributable to his target annual cash incentive award opportunity should increase with successively higher levels of responsibility; and

•	the payouts should reflect corporate performance and, if applicable, the performance of the business unit to which the Named Executive Officer is affiliated.
Equity Incentive Awards
To support the objective of aligning the interests of the Named Executive Officers with stockholders and to ensure that realized compensation reflects long-term changes in shareholder value, we believe that the long-term incentives for the Named Executive Officers should be delivered primarily in the form of equity. In designing the long-term incentives, the Board and Compensation Committee are guided by the following principles:

•
long-term incentives should function to align the interests of the Named Executive Officers with our stockholders as appreciation of the underlying shares of our common stock enhances the value of these awards and therefore enhances the focus on improvements in operating performance and the creation of sustainable stockholder value;

•
the portion of a Named Executive Officer’s target total direct compensation opportunity attributable to long-term incentives should increase with increasingly higher levels of responsibility to ensure that the executives most responsible for changes in stockholder value are held most accountable for results;

•	awards should support long-term retention of key contributors through vesting and other benefit provisions, creating enough “hold” to provide stability of the executive team;

•	the aggregate annual share usage in employee equity plans should be carefully managed to avoid excessive levels of potential stockholder dilution; and

•
the aggregate cost of long-term incentives should be reasonable in comparison to peer companies, and the cost implications of such plans should be supported by Xura’s annual and longer-term operating plans.

In June 2015, the Board approved annual equity grants consisting of RSU awards and stock option grants to our Named Executive Officers (with the exception of Mr. Sabol). The Board determined that the value of each current Named Executive Officer’s long-term equity incentives should be allocated one-half to RSUs and one-half to stock options (on an accounting value basis). This allocation was selected to align the Named Executive Officers’ interests with those of stockholders, foster retention, and balance share usage. These annual grants of RSUs and stock options vest ratably over a three-year period from the date of grant. No performance RSUs were granted to our Named Executive Officers in fiscal years 2014 or 2015.

Executive Compensation-Setting Process
The following is a summary of the process followed by our Board and Compensation Committee in setting executive compensation.
Roles and Responsibilities
The Compensation Committee oversees and administers our executive compensation program. The Compensation Committee typically meets near the beginning of each fiscal year to:

•	review base salaries to determine whether any adjustments are necessary or appropriate;

•	determine the payments, if any, under the annual cash incentive award plan for the prior fiscal year;

•	approve the target and maximum annual cash incentive award opportunities;

•	review and, if appropriate, recommend for approval by our Board, including a majority of the independent directors, equity incentive awards; and

•
establish the corporate and individual performance objectives, if applicable, and related target levels for the current fiscal year and the respective target levels for each quantifiable performance objective for that fiscal year.

In making these compensation-related decisions, the Compensation Committee reviews the target total direct compensation for our Named Executive Officers to ensure consistency with our compensation philosophy and developments in compensation market practices. The Compensation Committee works with Mr. Tartavull (except with respect to his own compensation) and other senior executives to ensure that its decisions and recommendations to our Board are consistent with our compensation philosophy and policies. In addition, the Compensation Committee was provided with certain compensation recommendations formulated by management and the compensation data described below provided by its executive compensation consultant. Although the Compensation Committee receives these recommendations and data, this information provides only a reference point for its deliberations. Ultimately, the Compensation Committee applies its own business judgment and experience to determine the form and amount of compensation for the Named Executive Officers.
The Compensation Committee has the authority to engage its own advisors to assist in carrying out its responsibilities. The Compensation Committee has engaged Frederic W. Cook & Co. (referred to as Cook) since the spin-off from CTI to provide the Compensation Committee and our Board with guidance regarding the amount and types of compensation that we provide to our executives and how these compare to other compensation practices, and advice regarding other compensation-related matters.
During the fiscal year ended January 31, 2016, Cook provided the following services to our Compensation Committee:

•	conducted a market review of the competitiveness of our compensation practices as well as our long-term incentive program;

•	assisted in the re-assessment of a peer group to be used for purposes of benchmarking the competitiveness of our executive compensation program; and

•	assisted in the review and design of our equity award grants under our equity compensation incentive plan.
Representatives of Cook attend meetings of the Compensation Committee as requested and also communicate with committee members outside of meetings, as needed. Cook reports to the Compensation Committee and works with management only under the direction of the Chair of the Compensation Committee on projects in which the Compensation Committee retains responsibility under its charter. The Compensation Committee may replace Cook or hire additional advisors at any time. During the fiscal year ended January 31, 2016, Cook did not provide any other services to us and has received no compensation other than with respect to the services described above. Cook has adopted a Consultant Independence Policy, which provides that Cook has a policy of exclusivity and loyalty to the Compensation Committee, and annually prepares a letter affirming its independence and compliance with its independence policy. Based on the foregoing and additional considerations, the Compensation Committee determined that Cook is an independent compensation consultant pursuant to NASDAQ Marketplace Rules.

Competitive Positioning
As the market for experienced executives in the telecommunications industry is highly competitive, and includes several well-established, international organizations, as well as our direct business competitors, the Compensation Committee monitors the executive compensation practices of these companies, as well as those within our industry generally, to ensure that our executive compensation program reflects current market trends and to use as a resource in its deliberations.
In December 2014, the Compensation Committee reassessed our Peer Group with Cook’s assistance, considering peer group metrics, including revenue, operating margin and market capitalization, and, after considering these and other factors, concluded that no changes were necessary to the previously adopted a 14-company peer group set forth below:

Aruba Networks	ShoreTel
Ciena Corporation	Sonus Networks
Convergys Corporation	Sykes Enterprises
CSG Systems International	Synchronoss Technologies
Interactive Intelligence Group	TeleCommunication Systems
Mitel Networks	TeleTech Holdings
Polycom	Unisys Corporation

This Peer Group was used to inform the Committee’s target total direct compensation decisions for the fiscal year ended January 31, 2016. The Committee again reviewed the Peer Group in December 2015 and decided that certain changes were necessary in light of the sale of the BSS business, the acquisition of Acision, and developments among certain of the peer companies that occurred during fiscal 2015. As a result of the Committee’s analysis, Aruba Networks, Inc. was removed from the list due to its acquisition by Hewlett Packard Enterprise, and Ciena Corporation and Convergys Corporation were replaced by BroadSoft, Calix and Progress Software. The Committee believes that the revised Peer Group list better reflects companies that are comparable to us after the developments during fiscal 2015 and, for decisions made in the fiscal year ending January 31, 2017, the Peer Group will consist of:

BroadSoft	ShoreTel
Calix	Sonus Networks
CSG Systems International	Sykes Enterprises
Interactive Intelligence Group	Synchronoss Technologies
Mitel Networks	TeleCommunication Systems
Polycom	TeleTech Holdings
Progress Software	Unisys Corporation

Executive Compensation Elements
Base Salary
The Compensation Committee reviews the base salaries of our Named Executive Officers annually. Base salaries are targeted at the median of market practices and represents competitive pay for day-to-day responsibilities of each of our Named Executive Officers’ roles. For the fiscal years ended fiscal 2014 and 2015, our Compensation Committee reviewed our Named Executive Officers’ base salaries and, with the exception of Mr. Wu who joined us in fiscal 2015, determined to maintain them at fiscal 2013 and 2014 levels, respectively.
Annual Cash Incentive Awards
Individual Target Award Opportunities
The target annual cash incentive award opportunity for the fiscal year ended January 31, 2016 for each Named Executive Officer was determined by the Compensation Committee based on each executive’s anticipated contributions during the fiscal year, the market rate of compensation for executives in comparable positions, job functions and internal pay equity. For the fiscal year ended January 31, 2016, our Compensation Committee reviewed our Named Executive Officers’ target annual cash incentive award opportunities and determined to maintain them at prior year levels. The target annual cash incentive award opportunities and corresponding target total cash compensation for the Named Executive Officers were as follows:

Named Executive Officer	Annual Base Salary	Target Annual Cash Incentive as Percentage of Base Salary	Target Annual Cash Incentive Award Opportunity	Total Target Cash Compensation
Philippe Tartavull	$700,000	100%	$700,000	$1,400,000

Jacky Wu	$325,000	50%	$162,500	$487,500

Michael Grossi	$340,000	50%	$170,000	$510,000

Thomas Sabol(1)	$425,000	80%	$340,000	$765,000

(1)
Mr. Sabol’s employment with us terminated on July 1, 2015. Under the terms of his Separation Agreement, Mr. Sabol was entitled to a pro-rata portion of his cash bonus for the fiscal year ended January 31, 2016, less lawful deductions, and payable only if any annual bonus is paid to other Company executives.

Incentive Award Design
Each Named Executive Officer’s annual target cash incentive award opportunity was entirely based upon corporate performance objectives for the fiscal year. The Compensation Committee determined this to be appropriate because they linked a substantial portion of each Named Executive Officer’s award opportunity to the achievement of our corporate performance objectives, thereby motivating the Named Executive Officer to focus his efforts on successfully executing our annual operating plan. The corporate performance objectives for the Named Executive Officers were based on our Company’s performance measured against the corporate financial and strategic objectives described below.
Corporate Objectives
The fiscal year ended January 31, 2016 annual incentive awards for our Named Executive Officers were based on the level of achievement of the following pre-established corporate objectives, each of which was selected by the Compensation Committee because it is tied to external key performance indicators and is considered to be critical to enhancing stockholder value:

•	Achievement of the three corporate financial objectives outlined below (weighted 30%).

◦	Product bookings and maintenance revenue (40% sub-weighting).

◦	Operating income (30% sub-weighting).

◦	Adjusted consolidated cash flow (30% sub-weighting).

•	The divestiture of the former BSS segment at certain price points (weighted 40%).

•	Operational improvements to the Digital Services segment resulting in certain cost savings (weighted 30%).
With respect to the financial objectives component, our product bookings and maintenance revenue objective was calculated as the aggregate projected revenue from purchase orders executed during the fiscal year ended January 31, 2016 (excluding any purchase order de-bookings), and revenue from maintenance agreements prior to adjustment to exclude the value assigned to services to be provided to customers during initial warranty periods as part of project deployments.
Total operating income was calculated based on our consolidated operating income as set forth in our audited consolidated financial statements for the fiscal year ended January 31, 2016.
The calculation of the achievement of the adjusted consolidated cash flow objective was the annual adjusted consolidated cash flow for Xura excluding the impact of expenditures related to Xura expense adjustments, including:

•	restructuring costs; and

•	amounts paid in respect of extraordinary charges excluded in calculating Xura performance.
Payout Calculations
With respect to our corporate objectives for fiscal 2015, actual payouts for our Named Executive Officers were determined after the end of the fiscal year based on the actual performance against each of the objectives, subject to discretionary adjustments by the Compensation Committee based on all relevant considerations.
Under the terms of the fiscal 2015 incentive plan, the achievement of our annual operating plan would result in a payout at target for each objective.
The relative weightings for each of the corporate financial objectives for the fiscal year ended January 31, 2016, together with the payout percentages at different levels of achievement (relative to target performance level), were as follows (dollars in thousands):

Objective	Weighting	Target (in millions)	Achieved
Product bookings and maintenance revenue	40%	$173.5	$138

Operating income (loss)	30%	$56.5	$(85.6)

Adjusted consolidated cash flow	30%	$2.0	$(57.3)
On March 15, 2016, our Compensation Committee, in consultation with and based upon the recommendations of Mr. Tartavull (with respect to officers other than himself), evaluated the amount of the annual cash incentive awards for the fiscal year ended January 31, 2016 for the Named Executive Officers.
With respect to the financial component of the corporate objectives, product bookings and maintenance revenue was $138 million, operating loss was $85.6 million, and consolidated cash flow was $(57.3) million, resulting in the Compensation Committee’s determination that none of the financial objectives had been met. With respect to the strategic component of the corporate objectives, the Compensation Committee determined that the sale of the BSS business attained 100% of its target and the Digital Services initiative attained 100% of its target. Therefore, the Committee concluded that that the corporate objectives with respect to incentive compensation for our Named Executive Officers had been met at a 70% achievement level.
Equity Incentive Awards
In June 2015, our Board approved annual stock option grants and RSU awards for shares of our common stock to the Named Executive Officers (other than Mr. Sabol). See the “Equity Incentive Awards” discussion in “Compensation Discussion and Analysis-Executive Compensation Objectives and Principles-Elements of Direct Compensation.”

Target Total Direct Compensation
For the fiscal year ended January 31, 2016, our Compensation Committee reviewed base salaries, target annual cash incentive award opportunities, and ongoing equity incentive award grant values and generally determined to maintain each component at levels consistent with the fiscal year ended January 31, 2015 for each of the current Named Executive Officers.
Other Executive Compensation Matters
Health, Welfare and Other Employee Benefits
We maintain an array of benefit programs to meet the health care and welfare needs of our employees, including medical and prescription drug coverage, dental and vision programs, short-term disability insurance, long-term disability insurance and group life insurance, as well as customary vacation, paid holiday, leave of absence and other similar policies. The Named Executive Officers are eligible to participate in these programs on the same basis as our other salaried employees. These generally available benefits do not directly factor into decisions regarding Named Executive Officers' total compensation packages.
In addition, we maintain a Section 401(k) tax-qualified retirement savings plan for our salaried U.S. employees. The Named Executive Officers are eligible to participate in this plan on the same basis as our other salaried employees. We match 50% of each employee-participant’s individual contributions to the plan, up to an annual maximum of $2,000 per participant.
Perquisites and other Personal Benefits
Our compensation program does not provide for perquisites or other personal benefits to senior executives, with one exception. In connection with his expatriate assignment in the United Kingdom to oversee the integration of Acision into Xura, the employment agreements for Messrs. Tartavull and Wu were amended to provide each of them with up to $120,000 of expenses incurred for relocation and repatriation, temporary housing, use of an automobile during the term of their assignment, and other related expenses. The term of each of their assignments is limited to one year from January 1, 2016. Mr. Sabol was eligible for relocation benefits of up to $80,000 during his period of employment with us pursuant to our relocation program that is generally made available to relocating employees. Mr. Sabol did not receive any such relocation payments.
Employment Agreements
We have entered into written employment agreements with each of the Named Executive Officers. These employment agreements contain the terms of employment of each executive, including base salary, annual cash incentive award opportunity, long-term equity incentive awards, perquisites, in-service benefits and post-employment benefits. These agreements provide each Named Executive Officer with job security for the term of the agreement or the pendency of such officer’s employment, as applicable, by specifying the reasons for which employment may be terminated and providing certain severance payments and benefits under certain circumstances.
The employment agreements for the Named Executive Officers protect the Company’s interests during and following certain terminations of employment by prohibiting the Named Executive Officer from engaging directly or indirectly in competition with us, from recruiting or soliciting any officer or employee, from diverting customers to a competitor or from disclosing our confidential information or business practices. On April 30, 2015, we entered into a separation agreement with Thomas Sabol providing for certain benefits and obligations in connection with Mr. Sabol’s departure from us effective July 1, 2015.
For a discussion of the employment and separation agreements with the Named Executive Officers, see “-Employment Agreements and Arrangements with Named Executive Officers.”
Severance Payments and Benefits Following a Change in Control
We have provided for severance payments and benefits to the Named Executive Officers in connection with a termination of employment under certain circumstances in contemplation of or following a change in control of our company. The purposes of doing so are to:

•	foster the retention of senior executives by providing a sufficient economic incentive for them to remain with the Company through a change in control and in support of an acquirer;

•	promote the orderly succession of talent; and

•	encourage objectivity and independence among the senior leadership team with regard to considering various corporate transactions.
In addition, this protection also serves as an incentive for the Named Executive Officers to remain employed during the threat or negotiation of a change-in-control transaction, which preserves our value and the potential benefit to be received by our stockholders in the transaction.
Typically, these payments and benefits have been provided as part of a Named Executive Officer’s employment agreement. Nevertheless, from time to time we may enter into separation or similar agreements with departing executives, such as with Mr. Sabol, that provide for such payments and benefits. As discussed below, each Named Executive Officer is eligible for these payments and benefits.
Equity Award Grant Practices
Our Board adopted an equity award grant policy, which was most recently updated in December 2015 that includes the following requirements:

•
grants of equity awards (other than a grant to our Chief Executive Officer or to our directors) must be (i) recommended to the Compensations Committee by the Chief Executive Officer; (ii) recommend by the Compensation Committee to the Board for approval, and (iii) approved by our Board, which approval must include the affirmative vote of the majority of the independent directors;

•
grants of equity awards to our Chief Executive Officer and to our directors must be (i) recommend to the Board by the Compensation Committee after consultation with the Corporate Governance & Nominating Committee, and (ii) approved by our Board, which approval must include the affirmative vote of the majority of the independent directors;

•
annual grants will customarily be made on the second trading day after release of our financial results for the first fiscal quarter of the year, unless the Board makes an annual grant on a different date under circumstances deemed by the Board to be appropriate or necessary;

•
the date of grant of new hire equity awards will be the date approved by our Board, which approval will include the affirmative vote of the majority of the independent directors, and will usually be the second trading day after release of our financial results for the most recent fiscal quarter;

•	the exercise price of a stock option will be no less than the fair market value of shares of Xura’s common stock on the date of grant; and

•	fair market value will be determined based on the closing price of shares of Xura’s common stock on the date of grant.
This equity award grant policy also includes procedures relating to management’s recommendations regarding grants of equity awards to the Compensation Committee, communication of award grants to grantees, acceptance of equity awards by grantees, exercise of option awards and restrictions on trading securities during “blackout” periods. In addition, the policy provides for management’s responsibilities in the equity grant process.
Stock Ownership Policy
In December 2012, the Compensation Committee adopted a stock ownership policy for our executives to encourage them to build their ownership position in Xura’s common stock over time by retaining the shares they acquire through our equity incentive plans. The guidelines are presented as stock values based upon a multiple of base salary providing that the Chief Executive Officer maintain equity ownership in our Company with a value equal to three times his base salary and that each of the other executive officers maintain equity ownership in our Company with a value equal to two times his base salary.
In recognition of the fact that each of the Named Executive Officers needs to build his ownership of Xura’s equity securities to comply with these requirements, prior to achieving the desired ownership levels, each Named Executive Officer is required to hold at least 50% of the shares of Xura’s common stock issued upon the exercise of vested stock options or the vesting and delivery of RSU awards, less any shares sold or withheld to satisfy any associated tax obligations or, in the case of an option exercise, payment of the exercise price. Upon achieving the desired ownership level, this restriction will lapse and each Named Executive Officer will be required to maintain his required ownership level.
The stock ownership of each Named Executive Officer is reviewed in December of each year for compliance (or progress towards compliance) with the relevant ownership level. For purposes of the policy, shares of Xura’s common stock that count towards satisfaction of the requisite stock ownership levels include shares directly owned by an executive, shares subject to “in-the-money” stock options that are currently exercisable, and shares that were acquired through the vesting and delivery of RSU awards. Shares subject to “out-of-the-money” stock options that are currently exercisable, shares underlying unvested RSU awards and shares that are otherwise subject to a risk of forfeiture do not count towards satisfaction of the requisite ownership levels.
The current Named Executive Officers are in compliance with the provisions of our stock ownership policy.
Restrictions on Short Sales and Hedging Transactions
The Company’s Insider Trading and Communications with the Public Policy (referred to as the Insider Trading Policy) prohibits Named Executive Officers and other employees from certain trading activities, including short sales and short-term trading in the Company’s securities in the open market of less than six months between and purchase and sale. In addition, the Company discourages Named Executive Officers and other employees from engaging in hedging transactions. Named Executive Officers and other employees wishing to enter into a hedging arrangement must first pre-clear the proposed transaction with the Legal Department at least two weeks prior to the proposed execution and must set forth a justification for the proposed transaction. The Named Executive Officers are in compliance with these provisions of our Insider Trading Policy.
Tax and Accounting Considerations
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code (or the Code) imposes limitations on the deductibility for federal income tax purposes of remuneration in excess of $1 million paid to our Named Executive Officers (other than our Chief Financial Officer). Generally, remuneration in excess of $1 million may only be deducted if it is “performance-based compensation” within the meaning of the Code. The Compensation Committee monitors the application of Section 162(m) and the associated Treasury regulations on an ongoing basis and is aware of the benefit of assuring that executive compensation qualifies for deductibility. The Compensation Committee’s policy is to qualify our executive compensation for deductibility under applicable tax laws to the extent practicable. The Compensation Committee also believes that it is in our Company’s best interests to have the flexibility to pay compensation that is not deductible under the limitations of Section 162(m) when circumstances warrant. Generally, compensation income realized upon the exercise of stock options granted under our stock option plans will be deductible so long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied. Compensation income realized by certain Named Executive Officers upon the vesting of time-based RSU awards will not be deductible to the extent the compensation income realized from such RSU awards, together with all other compensation not qualifying as “performance-based” under the Code, exceeds $1 million in the taxable year. After receipt of stockholder approval of a cash bonus plan complying with Section 162(m) in October 2012, our annual cash incentive award payments to certain Named Executive Officer are intended to be deductible to the extent such compensation, together with all other compensation not qualifying as “performance-based” under the Code, exceeds $1 million in the taxable year.
Taxation of “Golden Parachute” Payments
Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change-in-control of our Company that exceeds certain prescribed limits, and that we (or a successor) may forfeit an income tax deduction on the amounts subject to this additional tax. We have not agreed and are not otherwise obligated to provide any Named Executive Officer with any tax “gross-up” or other payment or reimbursement in connection with such additional taxes.

Accounting for Stock-Based Compensation
We follow the FASB’s guidance, related to share-based payment awards, for our stock option grants and RSU awards. The FASB’s guidance requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and RSU awards, based on the grant date “fair value” of these share-based compensation awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though the recipients may never realize any value from their awards. The FASB’s guidance also requires companies to recognize the compensation cost of their stock-based compensation awards in their statement of operations over the vesting period of the award.
Compensation and Risk
Our Compensation Committee, with the assistance of Cook, conducts periodic reviews of our compensation policies and practices to ensure that they do not encourage our employees to take, or reward our employees for taking, inappropriate or excessive risks or create risks that are reasonably likely to have a material adverse effect on our Company. The following characteristics of our compensation programs work to reduce the possibility that our employees, including our executive officers, either individually or as a group, might take risks that are reasonably likely to have a material adverse effect on the Company:

•	We base our compensation policies and practices on a well-defined and appropriate pay philosophy, peer group and market positioning for each employee group.

•
We attempt to structure employee compensation packages to reflect an effective balance between cash and equity-based compensation, and short-term and long-term performance focus, based on the nature of each employee group’s responsibilities and market practices.

•	Performance objectives are set with a reasonable probability of achievement and tied to the annual operating budget and long-term strategic planning objectives approved by our Board.

•
Subject to regional differences, we attempt to structure our compensation policies and practices that are based on performance goals uniformly across the Company, using quarterly or annual targets that are based on Company performance or unit performance and/or sales commissions.

•	In the case of our executive compensation program:

◦	We use multiple performance measures in the annual cash incentive award plan.

◦	The annual cash incentive award plan is subject to annual maximum payouts.

◦	The Compensation Committee has the discretion to reduce earned annual incentive compensation awards based on its evaluation of the quality of earnings, individual performance and other factors.

◦
Equity-based incentives vest over a multi-year period to ensure that compensation realized by executives reflects changes in stockholder value over time and senior executives are subject to minimum stock ownership requirements that are based on a multiple of base salary.

•
The Compensation Committee has retained an external, independent executive compensation consultant that does no other work for our Company to advise on market practices and the suitability of its compensation actions and decisions.

Executive Compensation Tables
Summary of Executive Compensation
The following table presents, for the fiscal years ended January 31, 2016 and 2015, summary information regarding the total compensation awarded to, earned by or paid to the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year Ended January 31,	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	All Other Compensation(6) ($)	Total ($)
Philippe Tartavull,	2016	700,003	—	1,253,022	888,373	490,000	122,376	3,453,774
President and Chief Executive Officer	2015	700,003	—	1,279,662	1,361,427	—	2,376	3,343,468

Jacky Wu,(7) Executive Vice President and Chief Financial Officer	2016	275,000	—	437,672	310,179	94,792	122,376	1,240,018

Michael Grossi,(7) Executive Vice President, Chief Revenue Officer	2016	340,017	70,834	405,225	287,303	119,000	2,376	1,224,755

Thomas B. Sabol(8)	2016	176,541	—	—	—	99,167	1,142,864	1,418,572
Former Senior Vice President, Chief Financial Officer	2015	425,006	—	413,847	440,286	—	2,376	1,281,515
________________

(1)
Messrs. Tartavull, Sabol, Wu, and Grossi began their employment with us on May 21, 2012, July 24, 2012, March 30, 2015, and September 2, 2014, respectively. The annual base salary for each Messrs. Tartavull, Sabol, Wu, and Grossi was $700,000, $425,000, $325,000 and $340,000, respectively. The salary shown in this column for each Named Executive Officer reflects amounts paid during fiscal years ended January 31, 2016 and 2015. The salary paid to Mr. Sabol for fiscal year ended January 31, 2016 is pro-rated to reflect his separation from the Company effective July 1, 2015. The salary paid to Mr. Wu for fiscal year ended January 31, 2016 is pro-rated from the effective date of his employment with us.

(2)
The payments to the Named Executive Officers under our annual cash incentive plan for fiscal years ended January 31, 2016 and 2015 are reported in the Non-Equity Incentive Plan Compensation column. The amount reported in the Bonus column for Mr. Grossi for fiscal year ended January 31, 2016 represents the amount he received as a discretionary bonus for his performance and contributions related to the restructuring of the Company.

(3)
The amounts reported in the Stock Awards column represent the grant date fair value of the time-based RSU awards made to certain of the Named Executive Officers during the fiscal year ended January 31, 2015 and the grant date fair value of the time-based RSU awards made to the Named Executive Officers during the fiscal year ended January 31, 2016, in accordance with FASB ASC Topic 718, related to share-based payment awards. The Grants of Plan-Based Awards table, Outstanding Equity Awards at Fiscal Year End and the Option Exercises and Stock Vested tables include additional information with respect to all awards outstanding as of January 31, 2016. The amounts reported in this column reflect the compensation expense we expected to record in our financial statements over the vesting schedule of these stock-based awards, and do not correspond to the actual economic value that may be received by the Named Executive Officers from the awards.

(4)
The amounts reported in the Option Awards column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 718. The amounts reported in this column reflect the compensation expense we expect to record in our financial statements over the vesting schedule of these stock-based awards, and do not correspond to the actual economic value that may be received by the Named Executive Officers from the awards. For a discussion of the assumptions and methodologies used to value the Option Awards reported in the Summary Compensation Table, see Note 15 to our consolidated financial statements included in Item 15 of the Original Filing.

(5)
The amounts reported in the Non-Equity Incentive Plan Compensation column represent the payments earned by the Named Executive Officers for the fiscal years ended January 31, 2016 and 2015 under our annual incentive compensation plan (less any discretionary payments, which are reported in the Bonus column), and, in

Mr. Wu’s case, pro-rated from the effective date of his employment with us. The amounts for the fiscal year ended January 31, 2015 were paid in the fiscal year ended January 31, 2016, and the amounts for the fiscal year ended January 31, 2016 will be paid in the fiscal year ending January 31, 2017.

(6)
The amounts reported in the All Other Compensation column for each of the Named Executive Officers for the fiscal years ended January 31, 2015, other than Messrs. Wu and Grossi, and the fiscal years ended January 31, 2016 include (i) 401(k) matches of $2,000 and (ii) insurance premiums in the amount of $376 paid by Xura with respect to life insurance for their benefit. The amounts reported in the All Other Compensation column for each of the Named Executive Officers for the fiscal year ended January 31, 2016 includes: (i) 401(k) matches of $2,000 and (ii) insurance premiums in the amount of $376 for Messrs. Tartavull, Wu, Sabol, and Grossi. In connection with his expatriate assignment in the United Kingdom to oversee the integration of Acision into Xura, the employment agreements with Messrs. Tartavull and Wu were amended to provide each with up to $120,000 of expenses incurred for relocation and repatriation, temporary housing, use of an automobile during the term of their assignment, and other related expenses, which amount is included in this column. In addition, for Mr. Sabol, the All Other Compensation Column for the fiscal year ended January 31, 2016 reflects a $24,471 cash payment of accrued, unpaid vacation payout, $410,000 of cash severance, $145,135 representing the value of exercised accelerated option awards, and $560,882 representing the value of accelerated RSU awards, all pursuant to his separation agreement.

(7)	Mr. Grossi and Mr. Wu were not considered a Named Executive Officer for the fiscal year ended January 31, 2015.

(8)	Mr. Sabol and Xura entered into a separation agreement on April 30, 2015 in connection with the separation of Mr. Sabol from the Company effective on July 1, 2015.
Grants of Plan-Based Awards Table
The following table presents, for each of the Named Executive Officers, information concerning cash awards under our annual cash incentive plan for the fiscal year ended January 31, 2016 and grants of stock options and RSU awards made during the fiscal year ended January 31, 2016. Because he received no such awards for the fiscal year ended January 31, 2016, Mr. Sabol has been excluded from this table.

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh.)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name		Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)
Philippe Tartavull.................		‑	700,000	‑
Annual Time-Vested RSUs	6/26/2015				60,591			1,253,022
Annual Stock Options	6/26/2015					165,125	20.68	888,373

Jacky Wu.............................		‑	162,500	‑
New-Hire Time-Vested RSUs	6/26/2015				12,475			257,983
Annual Time-Vested RSUs	6/26/2015				8,689			179,689
New-Hire Stock Options	6/26/2015					33,975	20.68	182,786
Annual Stock Options	6/26/2015					23,679	20.68	127,393

Michael Grossi.....................		‑	170,000	‑
Annual Time-Vested RSUs	6/26/2015				19,595			405,225
Annual Stock Options	6/26/2015					53,402	20.68	287,303
_______________

(1)
The amounts reported reflect the target annual cash incentive award opportunities, at the time the Compensation Committee set them for fiscal 2015, for each of the Named Executive Officers. Payouts are made based on the Compensation Committee’s determinations as discussed in “-Compensation Discussion and Analysis.” The actual cash incentives earned are included in the column entitled “Non-Equity Incentive Plan Compensation” of the Summary Compensation Table above.

(2)
The stock awards reported in this column consist of time-based RSU awards made during the fiscal year ended January 31, 2016 under the Xura, Inc. 2012 Stock Incentive Compensation Plan, as amended. The time-based RSUs in this column have the vesting terms set forth in footnotes (2) and (3) to the Outstanding Equity Awards at Fiscal Year-End Table set forth under “-Outstanding Equity Awards at Fiscal Year-End Table.”

(3)
The stock awards reported in this column consist of non-qualified stock option grants made during the fiscal year ended January 31, 2016 under the Xura, Inc. 2012 Stock Incentive Compensation Plan, as amended. The stock option grants in this column have the vesting terms set forth in footnotes (1) and (3) to the Outstanding Equity Awards at Fiscal Year-End Table set forth under “-Outstanding Equity Awards at Fiscal Year-End Table.”

(4)
The amounts reported in this column represent the grant date fair value of the equity awards granted to the Named Executive Officers during the fiscal year ended January 31, 2016 computed in accordance with FASB ASC Topic 718 related to share based payment awards.

Outstanding Equity Awards at Fiscal Year-End Table
The following table presents, for each of the Named Executive Officers, information regarding outstanding stock options and RSU awards held as of January 31, 2016. The market value of the shares of our common stock reflected in the table is based upon the closing market price of our common stock on January 29, 2016, the last trading day of the fiscal year, as quoted on the NASDAQ Global Market, which was $21.46 per share.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexecisable (1) (3)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Philippe Tartavull...............................	178,719	‑	27.98	5/21/22
	81,380	40,690 (1)(a)	29.00	6/21/23
	47,619	95,238 (1)(b)	25.88	6/25/24
		165,125 (1)(c)	20.68	6/26/25
					14,043 (2)(a)	301,3623
					32,964 (2)(b)	707,407
					60,591 (2)(c)	1,300,283

Jacky Wu............................................	‑	33,975 (1)(c)	20.68	6/26/25
	‑	23,679 (1)(c)	20.68	6/26/25
					12,475 (2)(c)	267,714
					8,689 (2)(c)	186,466

Michael Grossi...................................	8,297	16,593 (1)(d)	23.08	9/22/24
		53,402 (1)(c)	20.68	6/26/25
					5,716 (2)(d)	122,665.36
					19,595 (2)(c)	420,508.70

Thomas Sabol(4).................................	39,478	‑	29.00	7/1/16
	30,800	‑	25.88	7/1/16
	10,000	‑	23.78	7/1/16

____________________

(1)	The vesting schedule of stock options held by the Named Executive Officers as of January 31, 2016 is as follows:

a)	Scheduled to vest on June 21, 2016.

b)	Scheduled to vest in two equal installments on each of June 25, 2016 and 2017.

c)	Scheduled to vest in three substantially equal installments on each of June 26, 2016, 2017 and 2018.

d)	Scheduled to vest in two substantially equal installments on each of September 22, 2016 and 2017.

(2)	The time-based RSU awards held by the Named Executive Officers as of January 31, 2016 that were scheduled to vest are as follows:

a)	Scheduled to vest on June 21, 2016.

b)	Scheduled to vest in two equal installments on each of June 25, 2016 and 2017.

c)	Scheduled to vest in three substantially equal installments on each of June 26, 2016, 2017 and 2018.

d)	Scheduled to vest in two substantially equal installments on each of September 22, 2016 and 2017.

(3)
The options and time-based RSUs held by the Named Executive Officers (other than Mr. Sabol) as of January 31, 2016 also provide for accelerated automatic vesting in full under the following circumstances:

•	In the event of a change in control, to the extent that the continuing entity fails to assume or replace the equity award with a new award of equivalent value and substantially equivalent terms.

•	If the Named Executive Officer’s employment is terminated by us without cause or by the executive for good reason within 24 months following a change in control.

•	Upon a Named Executive Officer’s death or disability.
If the Named Executive Officer’s employment is terminated by us without cause or the Named Executive Officer resigns for good reason, in the absence of a change in control, any portion of the equity award that has not vested will be prorated to the date of termination or resignation.

(4)
In connection with Mr. Sabol’s separation from the Company on July 1, 2015, his unvested stock options and RSUs that were not accelerated in connection with his separation were forfeited. Mr. Sabol’s vested stock options expire on July 1, 2016, one year from the date of his separation from the Company.

Option Exercises and Stock Vested Table
The following table presents, for each of the Named Executive Officers, with the Exception of Mr. Wu, the number of shares of our common stock acquired upon the vesting of RSU awards during the fiscal year ended January 31, 2016, and the value realized upon the vesting of such awards. Because none of his option or stock awards vested during the fiscal year ended January 31, 2016, Mr. Wu has been excluded from the table. For purposes of the table, the value realized is based upon the closing market price of our common stock on the vesting date or the option exercise, as applicable.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting ($)
Philippe Tartavull..........................	—	—	49,300	1,053,430
Michael Grossi..............................	—	—	2,859	64,127
Thomas Sabol...............................	57,984	145,135	27,649	560,882

Pension Benefits
We did not sponsor any defined benefit pension or other actuarial plan for the Named Executive Officers for the fiscal year ended January 31, 2016.
Nonqualified Deferred Compensation
We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for the Named Executive Officers for the fiscal year ended January 31, 2016.
Employment Agreements and Arrangements with Named Executive Officers
Messrs. Tartavull, Grossi, Wu, and Sabol entered into written employment agreements with us. These agreements contain the terms of their employment, including base salary, annual cash incentive award opportunity, long-term equity incentive awards, perquisites, in-service benefits and post-employment benefits, and provide job security by specifying the reasons for which their employment may be terminated and providing them with certain severance payments and benefits under certain circumstances. Mr. Sabol has entered into a separation agreement with us in connection with his separation from our company.
These agreements protect our interests in the event of a termination of employment by stipulating the rights and responsibilities of the parties and prohibiting these individuals from engaging in certain specific harmful activities, including engaging directly or indirectly in competitive activities, from recruiting or soliciting any officer or employee, from diverting customers to a competitor or from disclosing confidential information or business practices.
The following narrative summarizes the material terms and conditions of these agreements. Each of these agreements includes provisions relating to specific payments and benefits in the event of the Named Executive Officer’s termination of employment under specified circumstances, including following a change in control of our company.
Philippe Tartavull
We entered into an employment agreement with Mr. Tartavull pursuant to which Mr. Tartavull serves as our Chief Executive Officer as of May 21, 2012 and continuing for a term of three years, and on May 14, 2015, we entered into an amendment to Mr. Tartavull’s employment agreement to extend the term for one year, through May 21, 2016. The term of Mr. Tartavull’s employment will automatically renew for one-year increments, unless either party provides the other party with a prior written notice of non-renewal at least 60 days prior to the renewal date. On December 4, 2015, we entered into an amendment to Mr. Tartavull’s employment agreement in connection with a temporary expatriate assignment to England for up to a year beginning on January 1, 2016. Mr. Tartavull continues to fulfill his regular responsibilities with us during the term of the assignment.
Pursuant to the terms of his employment agreement, Mr. Tartavull receives an annual base salary of $700,000, subject to increase at the discretion of the Compensation Committee, and is eligible to receive an annual performance-based cash bonus in a target amount equal to 100% of his base salary and a maximum of 200% of his base salary.
Upon commencing employment, Mr. Tartavull received (i) an RSU award in respect of 131,441 shares of CTI’s common stock, with a vesting schedule of three equal annual installments commencing May 21, 2013, and (ii) stock options to purchase 788,644 shares of CTI’s common stock at $6.34, the price of such common stock at the close of business on May 21, 2012, with a vesting schedule of three equal annual installments commencing May 21, 2013 and will expire on May 21, 2022, subject to his continuing employment on each vesting date. On November 1, 2012, in connection with the Share Distribution, these awards were converted into: (i) an RSU award in respect of 29,786 shares of our common stock and (ii) stock options to purchase 178,719 shares of our common stock at $27.98, in each case with the same vesting terms as the original equity grants from CTI.
During the term of employment, Mr. Tartavull is also eligible to receive subsequent equity awards consistent with those provided to other senior executives. Mr. Tartavull is also eligible to participate in any benefit plans, including medical, disability and life insurance, offered by us on the same basis as those generally made available to other senior executives.
Mr. Tartavull was also entitled to be reimbursed for reasonable business expenses and for reasonable legal fees and expenses up to $25,000 incurred in connection with the negotiation and execution of his employment agreement.
On December 4, 2015, we amended Mr. Tartavull’s employment agreement in connection with a temporary expatriate assignment to England to facilitate the effective integration of Xura Global Limited (formerly known as Acision Global Limited). We agreed to pay up to $120,000 of expenses incurred by Mr. Tartavull for relocation and repatriation, temporary housing, and use of an automobile for the period of the assignment. We also agreed to provide for the reimbursement of related tax advisor fees.
Mr. Tartavull is subject to ongoing covenants not to disparage us or disclose our confidential information and to assign to us all intellectual property created during employment. During his employment and for one year thereafter, he is required not to compete with us or solicit our employees, consultants, customers or clients.
Jacky Wu
We entered into an employment letter with Mr. Wu pursuant to which Mr. Wu joined us commencing on March 30, 2015 and continuing for a term of three years. Pursuant to the terms of his employment agreement, Mr. Wu receives an annual base salary of $325,000, subject to increase at the discretion of the Compensation Committee, and is eligible to receive an annual performance-based cash bonus in a target amount equal to 50% of his base salary and a maximum of 200% of his base salary.
In connection with joining us, Mr. Wu received an equity award in accordance with the Company’s policy. Mr. Wu’s award consisted of (i) an RSU award in respect of 12,475 shares of common stock, with a vesting schedule of three equal annual installments, and (ii) stock options to purchase 33,975 shares of common stock at an exercise price equal the price of such common stock at the close of business on the date of the grant, with a vesting schedule of three equal annual installments that will expire on the tenth anniversary of the date of grant, subject to his continuing employment on each vesting date.
During the term of employment, Mr. Wu is also eligible to receive subsequent equity awards consistent with those provided to other senior executives. Mr. Wu is also entitled to four (4) weeks of annual paid vacation days and is eligible to participate in any benefit plans, including medical, disability and life insurance, offered by us on the same basis as those generally made available to other senior executives. In addition, he is entitled to be reimbursed for reasonable business expenses.
On December 4, 2015, we amended Mr. Wu’s employment agreement in connection with a temporary expatriate assignment to England to facilitate the effective integration of Xura Global Limited (formerly known as Acision Global Limited). We agreed to pay up to $120,000 of expenses incurred by Mr. Wu for relocation and repatriation, temporary housing, and use of an automobile for the period of the assignment. We also agreed to provide for the reimbursement of related tax advisor fees and obtaining proper work authorization.
Mr. Wu is subject to ongoing covenants not to disparage us or disclose our confidential information and to assign us all intellectual property created during employment. During employment and for one year thereafter, he is required not to compete with us or solicit our employees, consultants, customers or clients.
Michael Grossi
We entered into an employment agreement with Mr. Grossi pursuant to which Mr. Grossi joined us to serve as our Senior Vice President and Chief Strategy Officer commencing on September 2, 2014 and continuing for a term of three years. Effective August 6, 2015 Mr. Grossi serves as our Executive Vice President and Chief Revenue Officer. Pursuant to the terms of his employment agreement, Mr. Grossi receives an annual base salary of $340,000, subject to increase at the discretion of the Compensation Committee, and is eligible to receive an annual performance-based cash bonus in a target amount equal to 50% of his base salary and a maximum of 200% of his base salary.

Upon commencing employment, Mr. Grossi received (i) an RSU in respect of 8,575 shares of our common stock, with a vesting schedule of three equal annual installments commencing on September 22, 2015, and (ii) stock options to purchase 24,890 shares of our common stock at $23.08, with a vesting schedule of three equal annual installments commencing on September 22, 2015 and that will expire on September 22, 2024, subject to his continuing employment on each vesting date.
During the term of his employment, Mr. Grossi is eligible to receive subsequent equity awards consistent with those provided to other senior executives. Mr. Grossi is also eligible to participate in any benefit plans, including medical, disability and life insurance, offered by us on the same basis as those generally made available to other senior executives.
Mr. Grossi is subject to ongoing covenants not to disparage us or disclose our confidential information and to assign us all intellectual property created during employment. During employment and for one year thereafter, he is required not to compete with us or solicit our employees, consultants, customers or clients.
Thomas B. Sabol
Employment Agreement
We entered into an employment agreement with Mr. Sabol pursuant to which Mr. Sabol joined us to serve as our Chief Financial Officer commencing on July 24, 2012 and continuing for a term of three years. Pursuant to the terms of his employment agreement, Mr. Sabol received an annual base salary of $425,000, subject to increase at the discretion of the Compensation Committee, and was eligible to receive an annual performance-based cash bonus in a target amount equal to 80% of his base salary and a maximum of 160% of his base salary.
Upon commencing employment, Mr. Sabol received (i) an RSU in respect of 50,000 shares of CTI’s common stock, with a vesting schedule of three equal annual installments commencing July 24, 2013, and (ii) stock options to purchase 300,000 shares of CTI common stock at $5.40, the price of such common stock at the close of business on the date of commencement of Mr. Sabol’s employment, with a vesting schedule of three equal annual installments commencing July 24, 2013 and that would expire on July 24, 2022, subject to his continuing employment on each vesting date. On November 1, 2012, in connection with the Share Distribution, these awards were converted into: (i) an RSU award in respect of 11,330 shares of our common stock and (ii) stock options to purchase 67,984 shares of our common stock at $23.78, in each case with the same vesting terms as the original equity grants from CTI.
During the term of his employment, Mr. Sabol was eligible to receive subsequent equity awards consistent with those provided to other senior executives. Mr. Sabol also was eligible to participate in any benefit plans, including medical, disability and life insurance, offered by us on the same basis as those generally made available to other senior executives.
Mr. Sabol’s employment agreement required him not to disparage us or disclose our confidential information and to assign us all intellectual property created during employment. During employment and for one year thereafter, he is required not to compete with us or solicit our employees, consultants, customers or clients.
Separation Agreement
On April 30, 2015, we entered into a separation agreement (referred to as the Sabol Separation Agreement) with Mr. Sabol pursuant to which he ceased to serve as Senior Vice President and Chief Financial Officer on April 30, 2015 and his employment terminated on July 1, 2015 (referred to as the Sabol Separation Date).
Subject to the execution and non-revocation of a waiver and release of claims, the Sabol Separation Agreement entitled Mr. Sabol to receive (i) an aggregate amount of $560,000, less lawful deductions, payable as follows: (a) $90,000, less lawful deductions, on the first payroll date after the expiration of the seven (7) day revocation period, (b) $225,000, less lawful deductions, on August 21, 2015, (c) $95,000 on November 27, 2015, (d) $60,000 on February 26, 2016 and (e) $90,000 on April 8, 2016; (ii) a pro-rata portion of his cash bonus for the fiscal year ending January 31, 2016, less lawful deductions, payable only if any annual bonus is paid to other Company executives, at which case, such payment will made at the same time as such payment is made to executives of the Company, but in no event later than April 15, 2016; (iii) the vesting on the Sabol Separation Date of 13,647 RSUs and 51,220 stock options in accordance with the terms of his employment agreement and the applicable RSU and stock option award agreements; and (iv) COBRA premiums contributions by the Company with such contributions ending on the earlier of (a) 12 months from the Sabol Separation Date, or (b) the date on which Mr. Sabol becomes eligible for coverage under the group health plan of another employer.
Under the terms of the Sabol Separation Agreement, Mr. Sabol acknowledged and reaffirmed the validity of his post-employment obligations contained in any prior agreement he executed with the Company relating to non-competition, non-solicitation, confidentiality, assignment of inventions, and non-disparagement, including the applicable provisions set forth in his employment agreement.
Mr. Sabol further agreed that in the event of his breach of any of his post-employment obligations, (i) the Company would have the right to cease making any payments due under the Sabol Separation Agreement, and (ii) Mr. Sabol would be obligated to return to the Company the consideration paid under the Sabol Separation Agreement, subject to 10 days’ notice by the Company and the failure by Mr. Sabol to cure or cease the alleged violation.
Potential Payments upon Termination or upon Change in Control
Each of the Named Executive Officers other than Mr. Sabol is eligible to receive certain severance payments and benefits in connection with his termination of employment under various circumstances, including following a change in control of Xura. For a summary of the material terms and conditions of the employment agreements, and, with respect to Mr. Sabol, the Separation Agreement, that govern the disposition of these payments and benefits for our Named Executive Officers, see “-Employment Agreements and Arrangements with Named Executive Officers.”
The estimated potential severance payments and benefits payable to each Named Executive Officer other than Mr. Sabol in the event of termination of his employment as of January 31, 2016 pursuant to his individual employment agreement are described below. For a summary of actual severance payments and benefits to which Mr. Sabol is entitled in connection with his cessation of service as Chief Financial Officer, pursuant to Mr. Sabol’s Separation Agreement, see “-Employment Agreements and Arrangements with Named Executive Officers.”
The actual amounts that would be paid or distributed to the Named Executive Officers, other than Mr. Sabol, as a result of one of the termination events occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include the Named Executive Officer’s base salary and the market price of our common stock. In addition, although we have entered into individual employment agreements providing severance payments and benefits to the Named Executive Officers in connection with a termination of employment under particular circumstances, we may mutually agree with the Named Executive Officers on severance terms that vary from those provided in the pre-existing agreements, such as our separation agreement with Mr. Sabol. Finally, in addition to the amounts presented below, each Named Executive Officer would also receive any shares of our common stock covered by RSUs that vested on or before his termination date and would be able to exercise any vested stock options that he held as of his termination date.
For more information about the Named Executive Officers outstanding equity awards as of January 31, 2016, see “-Outstanding Equity Awards At Fiscal Year-End Table.”
In addition to the severance payments and benefits described in the Named Executive Officers’ individual employment agreements, and with respect to Mr. Sabol, his separation agreement, these executives are eligible to receive any benefits accrued under broad-based benefit plans, such as disability benefits and accrued vacation pay, in accordance with those plans and policies.
Each of the Named Executive Officers is subject to compliance with certain restrictive covenants set forth in his individual employment agreement that continue following his termination of employment, and, with respect to Mr. Sabol, his separation agreement. Generally, these covenants prohibit the Named Executive Officers from disclosing proprietary or confidential information, developing certain intellectual property rights following termination of their employment and from competing with us for a certain period after termination of their employment. Each of the Named Executive Officers is prohibited for one year after termination of his employment from soliciting any of our employees to leave employment or any of our customers or suppliers to do business with any of our competitors.
Under their employment agreements, the Named Executive Officers, other than Mr. Sabol, are eligible to receive certain severance payments and benefits in the event their employment is terminated under various circumstances, including following a change in control of our Company, as follows:
Termination upon Death or Disability
In the event of termination of employment due to death or disability, each of Messrs. Tartavull, Wu, and Grossi will be entitled to receive his earned but unpaid base salary, earned but unpaid annual cash incentive award, treatment of any annual equity awards in accordance with the standard policy applicable to our other senior executive officers, and additional benefits, if any, as may be provided under our applicable plans, programs and arrangements. He will also receive immediate vesting of all of his outstanding time-based RSU awards and stock options that were granted by us when his employment began, or converted by us as of the Share Distribution, as applicable.
Termination for Cause or without Good Reason
In the event of a termination of employment by us for “cause” or by any of Messrs. Tartavull, Wu, or Grossi for other than “good reason” (each as defined in his employment agreement), he will be entitled to receive his earned but unpaid base salary, earned but unpaid annual cash incentive award, treatment of any annual equity awards in accordance with the standard policy applicable to our other senior executive officers, and additional benefits, if any, as may be provided under our applicable plans, programs and arrangements. All of his unvested RSU awards and stock options shall be immediately forfeited as of the termination date.
Termination without Cause or for Good Reason
In the event of a termination of employment by us without “cause” or by Mr. Tartavull for “good reason,” subject to his execution of a release of claims against us, he will be entitled to receive any accrued but unpaid base salary, a lump sum severance payment equal to two times his annual base salary then in effect, any earned but not yet paid cash bonus for a fiscal year ending prior to the date of termination, a pro-rata cash bonus for the fiscal year in which the termination occurs based on actual performance, and a lump sum payment equal to 24 months of the COBRA continuation coverage premium as if he were still an active employee. He will also be entitled to the prorated vesting of any other time-based RSUs or stock options, to the date of termination without cause or resignation for good reason. In addition, he will be entitled to be reimbursed for reasonable business expenses.
In the event of a termination of employment by us without “cause” or by Messrs. Grossi or Wu for “good reason,” subject to his execution of a release of claims against us, he will be entitled to receive any accrued but unpaid base salary, a lump sum severance payment equal to 150% of his annual base salary then in effect, any earned but not yet paid cash bonus for a fiscal year ending prior to the date of termination, a pro-rata cash bonus for the fiscal year in which the termination occurs based on actual performance, and a lump sum payment equal to 18 months of the COBRA continuation coverage premium as if he were still an active employee. In addition, if Mr. Grossi’s employment is terminated by us without cause, he will be entitled to immediate vesting of any portion of the equity awards granted by us when his employment began that would have vested during the one year period following termination had he continued to be employed, or, if Mr. Grossi resigns for good reason, he will be entitled to immediate vesting in full of such equity awards. He will also be entitled to the prorated vesting of any other time-based RSUs or stock options, to the date of termination without cause or resignation for good reason. In addition, he will be entitled to be reimbursed for reasonable business expenses.
Termination in Connection with or following a Change in Control of Our Company
In the event that the employment of any of Messrs. Tartavull, Wu and Grossi is terminated without cause either prior to, but in contemplation of, a “change of control” (as defined in the employment agreement), or within 24 months following a change of control, his severance payment amount will be increased to 150% of the sum of his annual base salary and target cash bonus and, in the event of termination within 24 months following a change of control his time-based RSUs and stock options will vest in full.

Potential Payments and Benefits
Upon Termination of Employment
or Change in Control of Our Company
The following table sets forth the potential (estimated) payments and benefits to which each Named Executive Officer other than Mr. Sabol would have been entitled assuming termination of his employment or a change in control of our Company as of January 31, 2016, as specified under his employment agreement. For additional information regarding the actual benefits and payments to which Mr. Sabol is entitled to receive in connection with his cessation of service as Senior Vice President and Chief Financial Officer on April 30, 2015 and separation from the Company on July 1, 2015 pursuant to his Separation Agreement, see “-Employment Agreements and Arrangements with Named Executive Officers.”

Triggering Event (1)	Philippe Tartavull(3)	Michael Grossi(4)	Jacky Wu(5)

Termination upon Death or Disability
Annual Incentive Award (2)...........................	—	—	—
Accelerated Vesting of Equity Awards ...........	$2,437,851	$584,828	$499,150
Severance Payment..........................................	—	—	—
Health Benefit Payments.................................	—	—	—
Total.................................................................	$2,437,851	$584,828	$499,150

Termination without Cause
Annual Incentive Award (2)...........................	$700,000	$170,000	$135,417
Accelerated Vesting of Equity Awards ...........	$659,996	$110,297	$97,057
Severance Payment..........................................	$1,400,000	$510,000	$487,500
Health Benefit Payments.................................	$29,519	$22,139	$7,558
Total.................................................................	$2,789,515	$812,436	$727,532

Termination for Good Reason
Annual Incentive Award (2)...........................	$700,000	$170,000	$135,417
Accelerated Vesting of Equity Awards ...........	$659,996	$110,297	$97,057
Severance Payment..........................................	$1,400,000	$510,000	$487,500
Health Benefit Payments.................................	$29,519	$22,139	$7,558
Total.................................................................	$2,789,515	$812,436	$727,532

Termination in Connection with a Change in Control
Annual Incentive Award (2)...........................	$700,000	$170,000	$135,417
Accelerated Vesting of Equity Awards ...........	$2,437,851	$584,828	$499,150
Severance Payment.........................................	$2,100,000	$765,000	$731,250
Health Benefit Payments.................................	$29,519	$22,139	$7,558
Total.................................................................	$5,267,369	$1,541,967	$1,373,374
________________________

(1)
Assumes the date of termination of employment was January 31, 2016 and that the market price of our common stock on January 29, 2016 (the last trading day of the fiscal year) was $21.46 per share (the closing market price of our common stock as quoted on the NASDAQ Global Market).

(2)
For purposes of these estimates, the pro rata portion of the actual annual cash incentive award payable assumes on-target achievement of the performance goals established for the Named Executive Officer for the fiscal year ended January 31, 2016 and payment of 100%, 50%, and 50% of the target annual cash incentive award opportunity to each of Messrs. Tartavull, Grossi, and Wu, respectively.

(3)
For the purpose of these estimates, Mr. Tartavull’s compensation is as follows: current base salary equal to $700,000, a targeted annual cash incentive award opportunity equal to $700,000, outstanding unvested time-based RSU awards covering 107,598 shares of common stock, outstanding unvested stock options covering 40,690 shares of common stock having an exercise price of $29.00, outstanding unvested stock options covering 95,238 shares of common stock having an exercise price of $25.88, and outstanding unvested stock options covering 165,125 shares of common stock having an exercise price of $20.68.

(4)
For the purposes of these estimates, Mr. Grossi’s compensation is as follows: current base salary equal to $340,000, a targeted annual cash incentive award opportunity equal to $170,000, outstanding unvested time-based RSU awards covering 25,311 shares of common stock, outstanding unvested stock options covering 16,593 shares of common stock having an exercise price of $23.08, and outstanding unvested stock options covering 53,402 shares of common stock having an exercise price of $20.68.

(5)
For the purposes of these estimates, Mr. Wu’s compensation is as follows: current base salary equal to $325,000, a targeted annual cash incentive award opportunity equal to $162,500, outstanding unvested time-based RSU awards covering 21,164 shares of common stock, and outstanding unvested stock options covering 57,654 shares of common stock having an exercise price of $20.68.

Fee Arrangements for Directors
During the fiscal year ended January 31, 2016, the compensation of each non-employee director consisted of:

•	a cash retainer of $65,000 per annum, with no meeting fees;

•	an additional cash retainer of $12,500 per annum for each non-chair member of the Audit Committee;

•	an additional cash retainer of $10,000 per annum for each non-chair member of the Compensation and Leadership Committee;

•	an additional cash retainer of $5,000 per annum for each non-chair member of the Corporate Governance & Nominating Committee;

•	an additional cash retainer of $75,000 per annum for service as non-executive Chairman of the Board;

•	an additional cash retainer of $25,000 per annum for service as chair of the Audit Committee;

•	an additional cash retainer of $20,000 per annum for service as chair of the Compensation and Leadership Committee;

•	an additional cash retainer of $10,000 per annum for service as chair of the Corporate Governance & Nominating Committee; and

•	a director stock unit (or DSU) award with an annual value of $135,000.
For the fiscal year ended January 31, 2016, Mr. De Masi’s cash retainers and DSU award were prorated to reflect his service from his appointment in November 2015. Additionally, on March 15, 2016, Mr. Drapkin was granted a DSU award that immediately vested in recognition of his service on the Board from March 12, 2014 to June 25, 2015, which was not reflected in the prior year’s grant.
Director Equity Grants
On June 26, 2015, each of our non-employee directors as of such date received a DSU award covering 6,528 shares of Xura’s Common Stock (representing an annual value of $134,999, using the closing price per share of Xura’s common stock on June 26, 2015), which will vest on June 26, 2016. Mr. De Masi received a prorated DSU award on December 31, 2015 to reflect his service from his appointment in November 2015.
The DSUs awarded to each non-employee director serving on the Board on June 26, 2015 will vest upon the earliest to occur of the following: (a) June 26, 2016; (b) the director’s death; (c) termination of the director’s service due to disability; or (d) a change in control. Mr. Montefiore did not receive this grant.

For the fiscal year ending January 31, 2017, we do not expect annual equity awards to our non-employee directors in light of the proposed sale of our company to affiliates of Siris Capital Group, LLC.
Director Compensation
The following table presents the total compensation for each person who served as a non-employee member of our Board during the fiscal year ended January 31, 2016. Mr. Tartavull, our President and Chief Executive Officer, receives no compensation for his service as a director. The compensation received by Mr. Tartavull as our President and Chief Executive Officer is presented in “Employment Agreements and Arrangements with Named Executive Officers.”
Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)(3)	Total ($)
Susan D. Bowick.......................................	90,000	134,999	224,999

James Budge..............................................	87,500	134,999	222,499

Niccolo De Masi (4)..................................	9,854	80,991	90,845

Matthew A. Drapkin..................................	75,000	134,999	209,999

Doron Inbar...............................................	82,500	134,999	217,499

Neil Montefiore (5)...................................	39,800	134,999	174,799

Henry R. Nothhaft (6)...............................	140,000	134,999	274,999

Mark C. Terrell.........................................	100,000	134,999	234,999
___________________________

(1)
The amounts reported in the Stock Awards column represent the grant date fair value of the stock-based awards made to the current non-employee directors during the fiscal year ended January 31, 2016, calculated in accordance with guidance from the Financial Accounting Standards Board (or FASB), related to share-based payment awards. The grant date fair value of these stock-based awards is calculated by multiplying the number of shares in each award by the fair market value of our common stock on the award’s date of grant. The amounts reported in this column reflect the compensation expense we expect to record in our financial statements over the vesting schedule of these stock-based awards, and do not correspond to the actual economic value that may be received by the non-employee directors from the awards.

(2)
For each then current non-employee director, the following table sets forth (a) the grant date of the DSU awards granted to such directors in the fiscal year ended January 31, 2016, (b) the grant date fair value, calculated in accordance with FASB ASC Topic 718 related to share-based payment awards, of the DSU awards granted to such directors in the fiscal year ended January 31, 2016, and (c) the aggregate number of unvested DSUs held by such directors at fiscal year-end, January 31, 2016. None of the non-employee directors held stock options at fiscal year-end, January 31, 2016. For equity awards granted to Mr. Tartavull during the fiscal year ended January 31, 2016 as our President and Chief Executive Officer and awards held by Mr. Tartavull at fiscal year-end, January 31, 2016, see “Executive Compensation-Grants of Plan-Based Awards Table” and “Executive Compensation-Outstanding Equity Awards at Fiscal Year-End Table.”

Director Name	Grant Date	Grant Date FairValue of Stock Awards Granted ($)	Number of UnvestedStock Awards Held at January 31, 2016
Susan D. Bowick.....................................................	June 26, 2015	134,999	6,528

James Budge...........................................................	June 26, 2015	134,999	6,528

Niccolo De Masi.....................................................	November 18, 2015	80,991	3,295

Matthew Drapkin....................................................	June 26, 2015	134,999	6,528

Doron Inbar.............................................................	June 26, 2015	134,999	6,528

Henry R. Nothhaft...................................................	June 26, 2015	134,999	6,528

Mark C. Terrell........................................................	June 26, 2015	134,999	6,528

(3)
The amounts reported in the Stock Awards column represent the grant date fair value of the stock based awards. The DSUs awarded to each then current non-employee director were equal to the quotient obtained by dividing $135,000 by the closing price per share of our common stock on the date of grant, pursuant to the Xura, Inc. 2012 Stock Incentive Compensation Plan, as amended. Mr. De Masi’s equity award was pro-rated to reflect his commencement of service during the year on November 18, 2015.

(4)	Mr. De Masi was appointed to the Board on November 18, 2015. Mr. De Masi serves on the Audit and Corporate Governance & Nominating Committees.

(5)
Mr. Montefiore served on the Board until his resignation effective as of the 2015 Annual Meeting. Prior to his resignation, Mr. Montefiore served as a member of the Audit Committee and Corporate Governance & Nominating Committee.

(6)
The chair of the Corporate Governance & Nominating Committee is entitled to additional cash compensation of $10,000 per year, unless he also serves as non-executive Chairman of the Board. Since Mr. Nothhaft serves as both non-executive Chairman of the Board and chair of the Corporate Governance & Nominating Committee, he did not receive the additional retainer for services as chair of the Corporate Governance & Nominating Committee.

Compensation Committee Interlocks and Insider Participation
During the year ended January 31, 2016, each of Messrs. Budge, Drapkin and Terrell and Ms. Bowick served as members of the Compensation and Leadership Committee. None of the members of the committee was, during or prior to the year ended January 31, 2016, an officer of Xura, its predecessor entities, or any of its subsidiaries or had any relationship with us other than serving as a director and as a de minimis stockholder. In addition, none of our directors has interlocking or other relationships with other boards, compensation committees or our executive officers that would require disclosure under Item 407(e)(4) of Regulation S-K.
Compensation Committee Report
The Compensation and Leadership Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with management. Based on such review and discussions, the Compensation and Leadership Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended January 31, 2016.

The Compensation and Leadership Committee
Susan D. Bowick, Chairperson James Budge Matthew A. Drapkin Mark C. Terrell
The information contained in the Compensation Committee Report shall not be deemed to be “soliciting material” or deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Our Common Stock
The following table sets forth information regarding beneficial ownership of our common stock as of May 17, 2016 (unless otherwise noted), by:

•	each person or entity who is known by Xura to beneficially own more than 5% of Xura’s outstanding shares of common stock;

•	each of Xura’s current directors;

•	each of Xura’s named executive officers for the fiscal year ended January 31, 2016; and

•	all of Xura’s current directors and executive officers as a group.
Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address (1)	Relationship	Amount and Nature of Beneficial Ownership (2)	Percent of Outstanding Shares (3)
Wellington Management Group LLP c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	Stockholder	2,459,497(4)	9.83%

Hotchkis and Wiley Capital Management, LLC 725 S. Figueroa Street 39th Floor Los Angeles, CA 90017	Stockholder	1,813,491(5)	7.25%

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	Stockholder	1,613,820(6)	6.45%

Northern Right Capital 10 Corbin Drive, 3rd Floor Darien, CT 06820	Stockholder	1,447,443(7)	5.79%

Neuberger Berman Group LLC 605 Third Avenue New York, NY 10158	Stockholder	1,354,607(8)	5.41%

BlackRock, Inc. 55 East 52nd Street New York, NY 10022	Stockholder	1,305,900(9)	5.22%

Obsidian Management LLC 9 East 84th Street New York, NY 10028	Stockholder	1,250,100(10)	5.00%

Susan D. Bowick	Director	18,914(11)	*

James Budge	Director	17,346(11)	*

Niccolo De Masi	Director	3,295(12)	*

Matthew A. Drapkin	Director	1,459,122(7)(11)	5.83%

Doron Inbar	Director	16,688(11)	*

Henry R. Nothhaft	Chairman of the Board	58,505(11)	*

Philippe Tartavull	Director, President and Chief Executive Officer	570,768(13)	2.28%

Mark C. Terrell	Director	22,021(11)	*

Michael Grossi	Executive Vice President, Chief Revenue Officer	34,804(14)	*

Roy Luria	Executive Vice President, General Counsel & Corporate Secretary	44,282(15)	*

W. James Saunders	Executive Vice President, Digital Communications	—	—

Nassrin Tavakoli	Executive Vice President, Chief Technology Officer	84,459(16)	*

Jacky Wu	Executive Vice President, Chief Revenue Officer	28,254(17)	*

All current directors and executive officers as a group (13 persons) (22)		2,358,458(18)	9.43%
*Less than one percent.
________________

(1)	Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o Xura, Inc., 200 Quannapowitt Parkway, Wakefield, Massachusetts 01880.

(2)
The information contained in the table above reflects “beneficial ownership” of common stock within the meaning of Rule 13d-3 under the Exchange Act. Beneficial ownership reflected in the table above includes shares (a) issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of May 17, 2016 and (b) deliverable in settlement of time-based restricted stock unit (or RSU) and DSU awards that are scheduled to vest within 60 days of May 17, 2016.

(3)
Shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of May 17, 2016 and shares of common stock deliverable in settlement of time-based RSU and DSU awards that are scheduled to vest within 60 days of May 17, 2016 are deemed outstanding for computing the ownership percentage of the person holding such stock options or time-based RSU and DSU awards, as applicable, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based on approximately 25,018,539 shares of common stock issued and outstanding as of May 17, 2016.

(4)
Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 12, 2016 by Wellington Management Group LLP (or the Wellington 13G). The Wellington 13G reports that Wellington Management Group LLP, formerly known as Wellington Management Company, LLP, has shared voting power and shared dispositive power with respect to 1,958,732 shares of common stock and 2,459,497 shares of common stock, respectively.

(5)
Reflects beneficial ownership as reported on Schedule 13G/A filed with the SEC on February 12, 2016 by Hotchkis and Wiley Capital Management, LLC (HWCM) (or the HWCM 13G). The HWCM 13G reports sole voting power with respect to 1,531,461 shares of common stock and sole dispositive power with respect to 1,813,491 shares of common stock.

(6)
Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on February 11, 2016, by The Vanguard Group (or the Vanguard 13G). The Vanguard 13G reports sole voting power with respect to 50,061 shares of common stock, sole dispositive power with respect to 1,564,559 shares of common stock and shared dispositive power with respect to 30,240 shares of common stock. The Vanguard 13G reports that Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd., each a wholly-owned subsidiary of The Vanguard Group, Inc., are the beneficial owners of 49,261 and 800 shares of common stock as a result of serving as investment managers of collective trust accounts and Australian investment offerings, respectively.

(7)
Reflects beneficial ownership as reported in a Schedule 13D/A filed with the SEC on November 4, 2015 on behalf of Northern Right Capital Management, L.P.(formerly known as Becker Drapkin Management, L.P.) (“BD Management”), Northern Right Capital (QP), L.P. (formerly known as Becker Drapkin Partners (QP), L.P.) (“Becker Drapkin QP”), Becker Drapkin Partners, L.P. (“Becker Drapkin, L.P.”), BD Partners VII, L.P. (“BD Partners VII”), BD Partners VII SPV, L.P. (“BD Partners VII SPV” and, together with Becker Drapkin QP, Becker Drapkin, L.P., BD Partners VII, the “Becker Drapkin Funds”), BC Advisors, LLC (“BCA”), Steven R. Becker (“Becker”) and Matthew A. Drapkin (“Drapkin”) and in a Form 4 filed by Drapkin on March 17, 2016. BD Management has sole voting and dispositive power with respect to 282,738 shares of common stock and, though it disclaims beneficial ownership, may be deemed to have shared voting and dispositive power with respect to 1,164,705 shares of common stock. BCA, Becker and Drapkin have shared voting and dispositive power with respect to 1,447,443 shares of common stock, though they disclaim beneficial ownership over such shares, except, in Mr. Drapkin’s case, to the extent of his pecuniary interest therein. The Schedule 13D/A filed on November 4, 2015 and Form 4 filed on March 17, 2016 also report beneficial ownership of shares of common stock held by the Becker Drapkin Funds. On March 12, 2014, we entered into an agreement with Becker, Drapkin, BD Management, BCA and the Becker Drapkin Funds which contains provisions regarding the voting of shares of our common stock at stockholder meetings held during period ending on the later of (i) immediately following the 2016 annual meeting of stockholders and (ii) 30 days after Drapkin ceases to be a member of our Board of Directors, or, if earlier, the date on which we materially breach certain provisions of the agreement, provided we have notified the parties to the agreement that Drapkin will be recommended for re-election to the Board of Directors at the 2016 annual meeting of stockholders. For more information on this agreement, see “Certain Relationships and Related Party Transactions.”

(8)
Reflects beneficial ownership as reported on a Schedule 13G filed with the SEC on February 9, 2016, by Neuberger Berman Group LLC (or the NBG 13G). The NBG13G reports shared voting and dispositive power with respect to 1,251,201 shares of common stock for NBG. The NBG 13G reflects securities beneficially owned or that may be deemed to be beneficially owned, by Neuberger Berman LLC, Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC and Neuberger Berman Investment Advisers LLC.

(9)
Reflects beneficial ownership as reported on a Schedule 13G/A filed with the SEC on January 27, 2016 by BlackRock, Inc. (or the BlackRock 13G). The BlackRock 13G reports sole voting power with respect to 1,258,857 shares of common stock and sole dispositive power with respect to 1,305,900 shares of common stock by BlackRock, Inc. and also reports beneficial ownership by certain subsidiaries.

(10)
Reflects beneficial ownership as reported on a Schedule 13G filed with the SEC on January 25, 2016 on behalf of Obsidian Management LLC, Carl D. Berg, the Carl Berg GST Exempt 2012 Trust, and the Berg Family 2010 Trust (or the Berg 13G). According to the Berg 13G, Mr. Berg is a member of Obsidian Management LLC and trustee of the Carl Berg GST Exempt 2012 Trust and Berg Family 2010 Trust. The

Berg 13G reports (a) sole voting and dispositive power with respect to 81,250 shares of common stock by Mr. Berg, individually and as trustee of the Carl Berg GST Exempt 2012 Trust and Berg Family 2010 Trust, and (b) shared voting and dispositive power with respect to 1,168,850 shares of common stock, consisting of 933,555 shares held by Obsidian Management LLC, of which Mr. Berg is a member, and 235,295 shares of common stock held in accounts over which Mr. Berg exercises investment discretion (including 200,500 shares held by the Carl Berg GST Exempt 2012 Trust and 27,500 shares held by the Berg Family 2010 Trust, for which such trusts have shared voting and dispositive power with respect to such shares).

(11)	Includes 6,528 shares of common stock deliverable in settlement of DSU awards that are scheduled to vest within 60 days of May 17, 2016.

(12)	Includes 3,295 shares of common stock deliverable in settlement of DSU awards that are scheduled to vest within 60 days of May 17, 2016.

(13)
Includes 142,771 shares of common stock deliverable in settlement of RSU awards that have vested or are scheduled to vest within 60 days of May 17, 2016, and 451,069 shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of May 17, 2016.

(14)
Includes 9,391shares of common stock deliverable in settlement of RSU awards that have vested or are scheduled to vest within 60 days of May 17, 2016, and 26,098 shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of May 17, 2016.

(15)
Includes 22,477 shares of common stock deliverable in settlement of RSU awards that have vested or are scheduled to vest within 60 days of May 17, 2016, and 25,923 shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of May 17, 2016.

(16)
Includes 22,154 shares of common stock deliverable in settlement of RSU awards that have vested or are scheduled to vest within 60 days of May 17, 2016, and 63,980 shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of May 17, 2016.

(17)
Includes 7,056 shares of common stock deliverable in settlement of RSU awards that have vested or are scheduled to vest within 60 days of May 17, 2016, and 19,218 shares of common stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of May 17, 2016.

(18)
Includes (i) the following directors: Ms. Bowick, and Messrs. Budge, De Masi, Drapkin, Inbar, Nothhaft and Terrell and (ii) the following executive officers: Ms. Tavakoli and Messrs. Grossi, Luria, Saunders, Tartavull (also a director), and Wu.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Agreement with Northern Right Capital
On March 12, 2014, we entered into an agreement (or the Drapkin Agreement) with Mr. Drapkin, Becker Drapkin Management, L.P. (now known as Northern Right Capital Management, L.P.), and certain of their affiliates (or, collectively, the BD Group).
Under the terms of the Drapkin Agreement, we agreed (a) on the date of the Drapkin Agreement to (i) increase the size of the Board from seven to eight total directors; (ii) appoint Mr. Drapkin as a member of the Board; and (iii) appoint Mr. Drapkin as a member of the Compensation and Leadership Committee of the Board; (b) to nominate Mr. Drapkin for election or re-election to the Board at our 2014 and 2015 annual stockholders’ meetings, subject to the nonoccurrence of certain events described in the Agreement; and (c) for so long as Mr. Drapkin is a member of the Board, (i) that Mr. Drapkin shall be a member of the Compensation and Leadership Committee and (ii) to consider Mr. Drapkin, in good faith based on Mr. Drapkin’s relevant experience, for membership on any committee of the Board constituted to evaluate strategic opportunities or transactions.
If Mr. Drapkin is unable or unwilling to serve as a director, the BD Group and the Board (excluding Mr. Drapkin) shall agree on a replacement.
The Agreement also provides that the BD Group shall have certain obligations until the later of immediately following our 2016 stockholders’ meeting and 30 days after Mr. Drapkin ceases to be a member of the Board, or such earlier date, if any, on which Xura materially breaches certain provisions of the Agreement and such breach has not been cured within ten business days following written notice, provided the breach is curable (referred to as the Standstill Period).
During the Standstill Period, the BD Group has agreed to (a) cause all shares of our common stock beneficially owned by the BD Group to be present for quorum purposes at all stockholders’ meetings and to be voted in favor of all directors nominated by the Board for election and against the removal of any directors whose removal is not recommended by the Board, unless and until the Board does not recommend Mr. Drapkin for re-election at our 2016 annual stockholders’ meeting; and (b) refrain from taking certain actions, including, subject to certain exceptions, to not (i) acquire beneficial ownership of more than 14.9% of our common stock; (ii) engage in activities to control or influence our governance or policies, including by submitting shareholder proposals, nominating candidates for election to the Board or opposing candidates nominated by the Board, attempting to call special meetings of our stockholders or soliciting proxies with respect to our voting securities; (iii) participate in any “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, with respect to our common stock; (iv) be involved with certain business combination or extraordinary transactions; (v) make certain unpermitted dispositions of Xura’s common stock; (vi) be involved with any litigation, arbitration or other proceeding against or involving us or our directors or officers while Mr. Drapkin is a director; or (vii) engage in any short sale or derivatives transaction that derives any significant part of its value from a decline in the market price or value of our securities. Mr. Drapkin has also agreed not to serve on the board of directors of a competitor of ours while serving as our director. Notwithstanding the above, if the Board does not recommend Mr. Drapkin for re-election at the 2016 annual stockholders’ meeting, the BD Group may nominate candidates for election to the Board and make public statements and solicit proxies in support of any such candidate’s nomination for election at the 2016 annual stockholders’ meeting.
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
Indemnification Agreements
We have entered into an indemnification agreement with each of our executive officers and directors that provides, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.
Review and Approval of Related Party Transactions
Recognizing that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception or appearance thereof), each of the Corporate Governance & Nominating Committee and the Audit Committee recommended, and, on October 30, 2012, the Board of Directors adopted, a Related Party Transactions Policy to provide guidance in identifying, reviewing and, where appropriate, approving or ratifying a related party transaction. The Board of Directors amended the Related Transactions Policy on December 3, 2015 to reflect Xura’s name and to update the treatment of certain standard transactions under the policy, among other things.
For purposes of the policy, a “related party” is any person or entity who is, or at any time since the beginning of Xura’s last fiscal year was:

•	a Xura director or executive officer or director nominee;

•	any stockholder who is known to Xura to beneficially own more than 5% of any class of Xura’s voting securities;

•	an immediate family member of the foregoing; or

•
any entity that is owned or controlled by any of the foregoing or with respect to which any of the foregoing serves as an officer or general partner or an entity in which any of the foregoing has a substantial ownership interest.

For purposes of the policy, a “related party transaction” is any transaction or series of similar or related transactions (including any amendment to a previously approved related party transaction) in which Xura or any of its subsidiaries is a participant (other than transactions by and among Xura and its direct and indirect wholly-owned subsidiaries), in which the aggregate amount involved exceeds or is reasonably expected to exceed $120,000 in any fiscal year and any related party has or will have a direct or indirect material interest (including, but not limited to, ownership interests, investments or positions of interest), as determined by the Board of Directors.
The Board of Directors has determined that the Audit Committee, in conjunction with Xura’s legal staff, is best situated to review and, when appropriate, approve and ratify related party transactions. The Audit Committee is comprised of Messrs. Budge, De Masi, Inbar, and Terrell, all of whom were determined by the Board of Directors to be independent. Neil Montefiore also served as an independent member of the Audit Committee, from September 2013 until his resignation effective as of the 2015 Annual Meeting. In approving or ratifying a related party transaction, the Audit Committee must determine, based on the facts and circumstances, whether such related party transaction is:

•	consistent with the best interests of Xura;

•	fair and reasonable to Xura (without requiring the Audit Committee to obtain a fairness opinion or other third party support or advice);

•	would not impair or jeopardize the independence of an outside director; and

•	would not present an improper conflict of interest for any director or executive officer of Xura after taking into account the factors set forth below.
The Audit Committee takes into consideration all facts and circumstances when making a determination whether to approve or ratify a related party transaction, as applicable, including the following factors:

•	the related party’s relationship to Xura and interest in the related party transaction;

•	the material facts of the related party transaction, including the proposed aggregate value, purpose and proposed benefits to Xura;

•	the materiality of the related party transaction to the related party and Xura;

•	whether the related party transaction is on terms no less favorable to Xura than terms that could have been reached with an unrelated third party;

•	whether the related party transaction is in the ordinary course of Xura’s business;

•	whether the related party transaction was initiated by Xura or the related party; and

•	any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular related party transaction.
Transactions with Related Parties
Other than compensation and indemnification agreements and other arrangements described under the sections of Item 11 of this Annual Report on Form 10-K entitled “Executive Compensation” and “Compensation of Directors” and the agreement with the BD Group, since February 1, 2015, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we have been or will be a participant:

•	in which the amount involved exceeded or will exceed $120,000; and

•	in which any director, nominee, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.
Director Independence
Our Board currently has seven independent directors out of eight, with all members of the Board other than our Chief Executive Officer qualifying as independent directors. The following members of the Board qualify as independent under our independence standards: Ms. Bowick and Messrs. Budge, Drapkin, De Masi, Inbar, Nothhaft and Terrell. Neil Montefiore also served as an independent member of Board from September 2013 until his resignation effective as of the 2015 Annual Meeting. Mr. Tartavull does not qualify as an independent director due to his employment as our President and Chief Executive Officer. In the course of the Board’s determinations regarding independence, it considered the arrangements discussed under “Transactions with Related Parties.”
Our Board has adopted standards for determining whether our directors are independent. Under our Corporate Governance Guidelines & Principles, for a director to be considered independent, he cannot be an officer or employee of our Company and the Board must affirmatively determine that the director lacks a “material relationship” with us (either directly or as a partner, controlling stockholder or executive officer of an organization that has a material relationship with us) and with members of our senior management team. A “material relationship” is defined as a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
In addition to the above analysis, the definition used by the Board to determine director independence (subject to the guidance provided by NASDAQ Marketplace Rules) includes certain transactions, relationships and arrangements specified in Section V(C) of the Corporate Governance Guidelines & Principles. Stockholders can access the Corporate Governance Guidelines & Principles on our website at www.xura.com under the tab “Corporate Governance” on our “Investors” page.
Furthermore, all members of the Audit Committee and the Corporate Governance & Nominating Committee must be independent in accordance with the Board’s definition of the term “independence” and with the applicable rules of the SEC and NASDAQ. All members of the Compensation and Leadership Committee must be independent in accordance with the applicable rules of the SEC and NASDAQ. The Board has determined that all members of the Audit Committee, the Corporate Governance & Nominating Committee and the Compensation and Leadership Committee are independent and satisfy the relevant Company, SEC and/or NASDAQ independence requirements for membership in such committees.
In addition to the independence standards set forth above, each director is expected to act with integrity and to adhere to the policies set forth in the Code of Conduct. Under the Corporate Governance Guidelines &

Principles, any waiver of the requirements of the Code of Conduct for any director or executive officer must be approved by the Board and promptly disclosed on our website.
Under the Corporate Governance Guidelines & Principles, directors have a personal obligation to disclose actual or potential conflicts of interest to the Corporate Governance & Nominating Committee and (a) where the roles of Chairman and Chief Executive Officer are combined or the Chairman is a non-independent director, the Independent Lead Director, or (b) where the Chairman of the Board is independent, the Chairman, prior to any Board decision related to the matter and, if in consultation with legal counsel it is determined a conflict exists or the perception of a conflict is likely to be significant, to recuse themselves from any discussion or vote related to the matter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for Independent Registered Public Accounting Firm During Fiscal Years Ended January 31, 2016 and 2015
PricewaterhouseCoopers LLP (“PwC”) was our independent registered public accounting firm for the fiscal years ended January 31, 2015 and 2016. Aggregate fees billed to our company for the fiscal years ended January 31, 2016 and 2015 by PwC were as follows:

	Fiscal Years Ended January 31,
	2016	2015
	(In thousands)
Audit fees (1)..........................................................................................................................	$6,174	$3,446

Audit-related fees ................................................................................................................	—	—

Tax fees (2).............................................................................................................................	218	208

All other fees (3)....................................................................................................................	172	2

Total fees..............................................................................................................................	6,564	$3,656

_______________________

(1)
Audit fees include fees for audit services primarily related to the audit of our annual financial statements, the review of quarterly financial statements, and services provided in connection with statutory and regulatory filings.

(2)	Tax fees include fees for services rendered for tax compliance, tax advice and tax planning.

(3)	All other fees include fees for services rendered related to financial due diligence and a license fee.
Our Audit Committee has determined that the provision of services described in the foregoing table to us and our subsidiaries was compatible with maintaining the independence of PwC. All of the services described in the foregoing table with respect to us and our subsidiaries were approved by Xura’s Audit Committee in conformity with its pre-approval policy (as described below).
Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Non-Audit Services
Consistent with applicable securities laws regarding auditor independence and pursuant to our Audit Committee’s charter, the Audit Committee has the direct and sole responsibility for the appointment, evaluation, compensation, direction and termination of any independent registered public accounting firm engaged for the purpose of performing any services to Xura and its wholly-owned subsidiaries. For this purpose, our Audit Committee adopted a policy to pre-approve all audit, audit-related, tax and permissible non-audit services to be provided by the independent registered public accounting firm. All services provided by PwC have been pre-approved by our Audit Committee, in accordance with our pre-approval policy.
Pursuant to our pre-approval policy, our Audit Committee is responsible for pre-approving all audit, audit-related, tax and non-audit services to be provided by an independent registered public accounting firm, including any proposed modification or change in scope or extent of any such services previously approved by the Audit

Committee. In furtherance thereof, annually, prior to the commencement of any services, the Audit Committee reviews the services expected to be rendered in the coming year, the specific engagement terms, the related fees and the conditions of the engagement of the independent registered public accounting firm. Any services to be provided must be approved by the Audit Committee in advance. Quarterly, the Audit Committee receives status reports detailing services provided and expected to be provided by the independent registered public accounting firm. At such time, or more expeditiously if the need arises during the fiscal year, the Audit Committee reviews and, if appropriate, approves any services that have not been previously pre-approved and any proposed additions or modifications to any previously approved services or lines of service to be provided, together with any changes in fees. With respect to all permissible tax or internal control-related services, the Audit Committee shall specifically consider the impact of the provision of such services on the auditor’s independence.
To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee may delegate pre-approval authority to its chairperson and/or other members of such committee as the chairperson may from time to time designate provided that any such interim pre-approvals must be reviewed by the full Audit Committee at its next meeting and, in accordance with the Audit Committee charter, such delegation is not otherwise inconsistent with law or applicable rules of the SEC and NASDAQ. The Audit Committee cannot delegate its pre-approval authority to members of management.
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

2.5*
Agreement and Plan of Merger, dated as of May 23, 2016, by and among Sierra Private Holdings II Ltd., a private limited company incorporated under the laws of England and Wales (“Parent”), Sierra Private Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Parent, and Xura, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2016).

3.1*
Amended and Restated Certificate of Incorporation of Comverse, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2012).

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

4.1*
Specimen Certificate for Common Stock of Comverse, Inc. (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Amendment No. 4 to Registration Statement on Form 10 filed with the SEC on September 19, 2012).

4.2*
Form of Rights Agreement, dated as of April 29, 2015, between Comverse, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2015).

10.1*
Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.2*
Transition Services Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.3*
Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.4*
Employee Matters Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.5*†	Form of Deferred Stock Unit Award (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2012).

10.6*†	Form of Employee Restricted Stock Unit Award (incorporated hereby by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.7*†	Form of Executive Restricted Stock Unit Award (incorporated hereby by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.8*†	Form of Employee Non-Qualified Stock Option Award (incorporated hereby by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.9*†	Form of Executive Non-Qualified Stock Option Award (incorporated hereby by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 16, 2013).
10.10*†
Form of Comverse, Inc. 2012 Stock Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.26 of the Registrant’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.11*†
Form of Comverse, Inc. 2012 Annual Performance Bonus Plan (incorporated herein by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.12*	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 14, 2012).
10.13*
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.33 of the Registrant’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

10.14*†
Employment Agreement, dated as of April 26, 2012, by and among Comverse, Inc., Comverse Technology, Inc. and Philippe Tartavull (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on July 18, 2012).

10.15*†
Employment Agreement, dated as of July 1, 2012, by and among Comverse, Inc., Comverse Technology, Inc. and Thomas B. Sabol (incorporated herein by reference to Exhibit 10.29 of the Registrant’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on August 15, 2012).

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

10.20*#
Master Services Agreement, dated as of April 14, 2015, by and between Comverse, Inc. and Tech Mahindra Limited (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on June 15, 2015).

10.21*
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

10.24*†
Comverse, Inc. Amended and Restated 2012 Stock Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2015).

10.25*#
Amendment Number 1 to the Master Service Agreement, dated as of June 30, 2015, by and between Comverse, Inc. and Tech Mahindra Limited (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

10.26*†
Employment Agreement, dated as of August 7, 2014, by and between Comverse, Inc. and Michael Grossi (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 9, 2015).

10.27*†
Second Amendment to Employment Agreement, dated December 4, 2015, by and between Xura, Inc. and Philippe Tartavull (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 28, 2015).

10.28*†
Amendment to Employment Agreement, dated December 4, 2015, by and between Xura, Inc. and Jacky Wu (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 28, 2015).

10.29*†	Form of Executive Performance Restricted Stock Award Agreement (incorporated hereby by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).
16.1*	Letter of Deloitte & Touche LLP dated April 24, 2014 (incorporated herein by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2014).
21.1*	Subsidiaries of Registrant (incorporated hereby by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).
23.1*	Consent of PricewaterhouseCoopers LLP (incorporated hereby by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).
23.2*	Consent of Deloitte & Touche LLP (incorporated hereby by reference to Exhibit 23.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).
24.1*	Power of Attorney (incorporated hereby by reference to Exhibit 24.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).
31.1*
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (incorporated hereby by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).

31.2*
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (incorporated hereby by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).

31.3**	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.4**	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated hereby by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).

32.2*
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated hereby by reference to Exhibit 32.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).

101.1*
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Income (iv) the Consolidated and Combined Statements of Equity, (v) the Consolidated and Combined Statements of Cash Flows, (vi) the Notes to the Consolidated Financial Statements (incorporated hereby by reference to Exhibit 101.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on May 23, 2016).

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

XURA, INC.

May 31, 2016	By:	/s/ Philippe Tartavull
Philippe Tartavull
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	May 31, 2016
Jacky Wu, Executive and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	May 31, 2016
Henry R. Nothhaft, Chairman

*	May 31, 2016
Susan D. Bowick, Director

*	May 31, 2016
James Budge, Director

*	May 31, 2016
Niccolo De Masi, Director

*	May 31, 2016
Matthew A. Drapkin, Director

*	May 31, 2016
Doron Inbar, Director

*	May 31, 2016
Mark C. Terrell, Director

*By:

/s/ Philippe Tartavull	May 31, 2016
Philippe Tartavull, Attorney-in-fact