Form 10-Q
period 2016-04-30
XURA, INC.
filed 2016-06-27
CIK 1549872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 25,018,539 shares of the registrant’s common stock outstanding on May 31, 2016.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential,” “projects,” “forecasts,” “intends,” or the negative thereof or other comparable terminology. By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause actual results, performance and the timing of events to differ materially from those anticipated, expressed or implied by the forward-looking statements in this Quarterly Report. Such risks or uncertainties may give rise to future claims and increase exposure to contingent liabilities. These risks and uncertainties arise from (among other factors) the following, categorized by material transactions that were completed during the fiscal year ended January 31, 2016 and subsequent thereto, and other operational and legal risks:
Material Transactions
On May 23, 2016, we entered an Agreement and Plan of Merger with affiliates of Siris Capital Group, LLC (or Siris), under which an affiliate of Siris will be merged with and into us (referred to as the Merger). The Merger and the related transaction entail the following risks among others:

•	the risk that the proposed Merger may not be completed in a timely manner, or at all, which may adversely affect our business and the price of our common stock;

•
the failure to satisfy all of the closing conditions of the proposed Merger, including the adoption of the Merger Agreement by our stockholders and the receipt of certain governmental and regulatory approvals in the U.S. and in foreign jurisdictions;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the effect of the announcement or pendency of the proposed Merger on our business, operating results, and relationships with customers, suppliers and others,

•	risks that the proposed Merger may disrupt our current plans and business operations;

•	potential difficulties retaining employees as a result of the proposed Merger;

•	risks related to the diverting of management’s attention from our ongoing business operations; and

•	the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement or the proposed Merger.

During the fiscal year ended January 31, 2016, we completed three material transactions: the sale of our BSS business (as defined below) to Amdocs Limited; the execution of a master services agreement (or the MSA) with Tech Mahindra pursuant to which Tech Mahindra performs certain services for us on a global basis; and the acquisition of Acision Global Limited (or Acision), which closed on August 6, 2015. These transactions are subject to numerous risks and uncertainties, which include:

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

i

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

ii

•
security breaches and other disruptions that could compromise our confidential information (whether at our facilities or those of third-party providers or other business partners), or customer or supplier information;

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
These risks and uncertainties discussed above, as well as others, are discussed in greater detail in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed by us with the SEC on May 23, 2016 and Part II, Item 1A "Risk Factors" of this Quarterly Report. The documents and reports we file with the SEC are available through Xura, or our website, www.xura.com, or through the SEC's Electronic Data Gathering, Analysis, and Retrieval system (EDGAR) at www.sec.gov. We undertake no commitment to update or revise any forward-looking statements except as required by law.

iii

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended April 30,
	2016	2015
Revenue:
Product revenue	$8,788	$10,107
Service revenue	58,740	35,598
Total revenue	67,528	45,705
Costs and expenses:
Product costs	3,592	12,953
Service costs	39,402	30,804
Research and development, net	10,441	8,280
Selling, general and administrative	30,487	19,873
Other operating expenses:
Restructuring expenses	10,413	3,408
Total other operating expenses	10,413	3,408
Total costs and expenses	94,335	75,318
Loss from operations	(26,807)	(29,613)
Interest income	204	84
Interest expense	(3,590)	(193)
Foreign currency transaction loss, net	(4,105)	(5,573)
Other (expense) income, net	(113)	102
Loss before income tax benefit (expense)	(34,411)	(35,193)
Income tax benefit (expense)	8,883	(4,787)
Loss from continuing operations	(25,528)	(39,980)
(Loss) income from discontinued operations	(1,279)	13,319
Net loss	$(26,807)	$(26,661)
Weighted average common shares outstanding:
Basic and diluted	25,039,737	21,865,326
Basic and diluted (loss) earnings per share:
Continuing operations	$(1.02)	$(1.83)
Discontinued operations	(0.05)	0.61
Basic and diluted (loss) earnings per share:	$(1.07)	$(1.22)
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2016	2015
Net loss	$(26,807)	$(26,661)
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustments	4,270	2,695
Changes in accumulated OCI on cash flow hedges, net of tax	—	429
Other comprehensive income, net of tax	4,270	3,124
Comprehensive loss	$(22,537)	$(23,537)
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	April 30, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$120,225	$115,445
Restricted cash and bank deposits	38,120	50,110
Accounts receivable, net of allowance of $3,915 and $3,360, respectively	82,943	85,034
Inventories	11,407	10,387
Deferred cost of revenue	5,801	4,261
Prepaid expenses	22,939	18,285
Other current assets	7,579	8,295
Total current assets	289,014	291,817
Property and equipment, net	37,820	38,470
Goodwill	252,433	253,819
Intangible assets, net	200,675	201,984
Deferred cost of revenue	13,409	14,506
Deferred income taxes	9,206	9,119
Long-term restricted cash	5,243	4,416
Other assets	6,284	6,491
Total assets	$814,084	$820,622
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$149,491	$135,639
Deferred revenue	99,036	90,365
Income taxes payable	8,479	11,022
Current portion of long-term debt	13,262	12,248
Total current liabilities	270,268	249,274
Deferred revenue	43,568	48,506
Deferred income taxes	70,295	75,652
Other long-term liabilities	113,943	107,185
Long-term debt	136,750	140,710
Total liabilities	634,824	621,327
Commitments and contingencies (Note 17)
Equity:
Common stock, $0.01 par value - authorized, 100,000,000 shares; issued 26,143,631 and 26,128,807 shares, respectively; outstanding, 25,018,539 and 25,003,715 shares, respectively	261	261
Preferred stock, $0.01 par value - authorized, 100,000 shares	—	—
Treasury stock, at cost, 1,125,092 and 1,125,092 shares, respectively	(24,460)	(24,460)
Accumulated earnings	59,576	86,383
Additional paid-in-capital	116,506	114,004
Accumulated other comprehensive income	27,377	23,107
Total equity	179,260	199,295
Total liabilities and equity	$814,084	$820,622
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,528)	$(39,980)
Non-cash operating items:
Depreciation and amortization	10,347	3,453
Provision for doubtful accounts	373	86
Stock-based compensation expense	2,281	2,377
Deferred income taxes	(4,895)	(6,039)
Inventory write-downs	79	625
Other non-cash items, net	(2)	1,597
Changes in assets and liabilities:
Accounts receivable	5,017	1,658
Inventories	(1,889)	(475)
Deferred cost of revenue	(1,161)	1,928
Prepaid expense and other current assets	(6,571)	(12,450)
Accounts payable and accrued expenses	19,077	7,146
Income taxes	(3,167)	2,122
Deferred revenue	2,426	17,581
Tax contingencies	2,556	(721)
Other assets and liabilities	(3,547)	6,793
Net cash used in operating activities - continuing operations	(4,604)	(14,299)
Net cash (used in) provided by operating activities - discontinued operations	(1,279)	(3,405)
Net cash used in operating activities	(5,883)	(17,704)
Cash flows from investing activities:
Purchase of property and equipment	(1,435)	(4,999)
Net change in restricted cash and bank deposits	11,927	(710)
Proceeds from asset sales	10	97
Net cash provide by (used in) investing activities	10,502	(5,612)
Cash flows from financing activities:
Payment for repurchase of common stock in connection with tax liabilities upon settlement of stock awards	—	(81)
Repayment of loans	(3,000)	—
Proceeds from sale of common stock in connection with employee stock purchase plan	221	—
Net cash used in financing activities	(2,779)	(81)
Effects of exchange rates on cash and cash equivalents	2,940	1,372
Net increase (decrease) in cash and cash equivalents	4,780	(22,025)
Cash and cash equivalents, beginning of period	115,445	158,121
Cash and cash equivalents, end of period	$120,225	$136,096
Non-cash investing transactions:
Accrued but unpaid purchases of property and equipment	$721	$1,220
Inventory transfers to property and equipment	$826	$179
The accompanying notes are an integral part of these condensed consolidated financial statements.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Background
Prior to October 31, 2012, the date of the Share Distribution (as defined below), Xura, Inc. (formerly known as Comverse, Inc.) (the “Company”) was a wholly-owned subsidiary of Comverse Technology, Inc. (“CTI”). On October 31, 2012, CTI completed the spin-off of the Company as an independent, publicly traded company, accomplished by means of a pro rata distribution of 100% of our outstanding common shares to CTI's shareholders (such transaction referred to as the “Share Distribution”). Following the Share Distribution, CTI no longer held any of our outstanding capital stock, and we became an independent publicly-traded company. Effective September 9, 2015, the Company changed its name from Comverse, Inc. to Xura, Inc. The Company was organized as a Delaware corporation in November 1997.
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
Basis of Presentation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and on the same basis as the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 filed with the SEC on May 23, 2016 (the “2015 Form 10-K”).
The condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods ended April 30, 2016 and 2015, and the condensed consolidated balance sheet as of April 30, 2016 are not audited but in the opinion of management reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results of the periods presented. Certain information and disclosures normally included in audited financial statements have been omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Because the condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for annual financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the 2015 Form 10-K. The results for the three months ended April 30, 2016 are not necessarily indicative of the results for the full fiscal year ending January 31, 2017.
Intercompany accounts and transactions within the Company have been eliminated.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company has experienced operating losses in the past two years. In addition, the Company has utilized cash to fund operations, resulting in negative operating cash flows and a decrease in total cash balances. As of April 30, 2016, the Company had approximately $120.2 million of unrestricted cash on-hand. During the most recent fiscal quarter, we utilized approximately $4.6 million of cash to fund continuing operations.
The Company’s liquidity is dependent on its ability to profitably grow revenues while further reducing costs under its restructuring initiatives announced as well as cost reduction efforts in the future, in connection with plans to consolidate further its operations and integrate the Acision business, realizing favorable cost synergies as a result. The Company’s liquidity is also dependent on the ability of its Acision subsidiary to satisfy the operating financial covenants required by the terms of the senior credit facility agreement. Management believes that future sources of liquidity will include cash and cash equivalents, cash flows from operations, refinancing of the senior credit facility or proceeds from the issuance of equity or debt securities.
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
Segment Information
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

•	Fair value of stock-based compensation;

•	Fair value of long-lived assets and asset groups;

•	Realization of deferred tax assets;

•	The identification and measurement of uncertain tax positions;

•	Contingencies and litigation;

•	Total estimates to complete on percentage-of-completion (“POC”) projects;

•	Valuation of inventory;

•	Allowance for doubtful accounts;

•	Purchase price accounting valuation; and

•	Valuation of other intangible assets.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

then revenue is recognized to the extent of costs incurred until such time that the project's profitability can be estimated or the services have been completed. If the Company determines that based on its estimates its costs exceed the sales price, the entire amount of the estimated loss is accrued in the period that such losses become known.
The Company accounts for the expected loss estimate projected for the completion of the projects under the percentage of completion method. During the three months ended April 30, 2016 and 2015, the Company recognized changes in loss estimate that negatively impacted income from continuing operations of $1.0 million and $1.0 million, respectively, and positively impacted income from operations by $0.2 million and $0.4 million, respectively.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards To Be Implemented
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on revenue recognition. This topic requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued an amendment to defer the effective date of this guidance by one year and allow entities to early adopt beginning after December 15, 2016. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.
In August 2014, the FASB issued new guidance on going concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the potential impact of this standard.
In February 2016, the FASB issued new guidance on Leases. The new guidance requires that lessees recognize lease assets and lease liabilities on the balance sheet for all leases with a lease term greater than 12 months. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard.
In March 2016, the FASB issued new guidance on Stock Compensation. The new guidance is intended to simplify aspects of the accounting for share-based payment transactions, including income tax impacts, classification on the statement of cash flows and forfeitures. The various amendments within the standard require different approaches to adoption of either retrospective, modified retrospective or prospective. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard as well as the as available transition methods.

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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In connection with the Asset Sale, the Company agreed to indemnify the Purchaser for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing $26 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. This $26 million is classified as a current asset within restricted cash in the Company's consolidated balance sheet. In August 2015 and May 2016, the Company received various claims for indemnification against the escrow from the Purchaser. While the Company continues to evaluate certain claims made, it believes several pending claims are without merit and intends to vigorously defend against them.
In connection with the Amdocs Purchase Agreement, the Company and the Purchaser have also entered into a Transition Services Agreement (the “TSA”), which provides for support services between the Company and the Purchaser in connection with the transition of the BSS Business to the Purchaser, for various periods up to 12 months following the closing of the Asset Sale. During the three months ended April 30, 2016, approximately $0.7 million and $0.3 million have been recognized for services provided under the TSA and expenses to be reimbursed by the Purchaser, respectively. As of April 30, 2016 and January 31, 2016, the balance due of $3.1 million and $2.4 million, respectively, is classified in “Other current assets” within the consolidated balance sheets.
The table below provides a breakout of the discontinued operations statements of operations.

	Three Months Ended April 30,
	2016	2015
	(In thousands)
Revenue:
Total revenue	—	48,588
Total costs and expenses	1,575	40,380
(Loss) income from operations	(1,575)	8,208
Benefit for income taxes	296	5,111
Net (loss) income from discontinued operations	$(1,279)	$13,319
Stock-based compensation expense associated with awards granted included awards granted to BSS employees of $0.7 million for the three months ended April 30, 2015.

4.	ACQUISITION
Acision
On August 6, 2015 (the “Closing Date”), the Company completed its acquisition (the “Acquisition”) of Acision Global Limited. Acision is a provider of messaging software solutions to CSPs and enterprises, including SMS, MMS, IM and IP messaging. The Company acquired Acision to complement its solution portfolio, enhance its market leadership, penetrate growth markets and improve its operational efficiency.
The Company acquired 100% of the equity interests of Acision in exchange for $171.3 million in cash (excluding cash acquired and closing costs), earnout payments (as discussed below), and 3.14 million shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), which were issued in a private placement transaction conducted pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). As previously disclosed, pursuant to the terms of the Purchase Agreement, an amount up to $35.0 million of cash consideration is subject to an earnout, contingent on the achievement of revenue targets by certain of Acision’s business activities through the first quarter of 2016. Earnout revenue targets through December 31, 2015 and March 31. 2016 were not achieved and accordingly, no earnout was paid in respect thereof. To secure claims the Company may have under the Purchase Agreement, $10.0 million of the cash consideration was retained in escrow. Such monies will be released to the Seller two years after completion of the Acquisition, subject to any claims.
Each party agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations. As of each of April 30, 2016 and January 31, 2016, the Company had accrued approximately $2.0 million in connection with indemnification demands from two customers of Acision in connection with claims of intellectual property infringement made by third parties arising from the use of Acision’s products prior to the Company’s acquisition of Acision. Pursuant to the terms of the Purchase Agreement, the Seller agreed to indemnify the Company up to a maximum of $10.0

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

million for losses in connection with certain IP claims. In connection with the Acquisition, the Company reflected a $2.0 million indemnification asset for such claims for intellectual property infringement. In addition, pursuant to the Purchase Agreement, subject to the Company notifying the Seller within two years after the Closing Date of its claim against the Seller, the Seller is liable for the pre-Closing Date tax liabilities of Acision and its subsidiaries (the “Group”) up to an initial cap of $10 million. The precise cap for tax liabilities depends on whether the Company makes any payment to the Seller under the earn-out (in which case the cap may increase) and represents the aggregate liability of the Seller in respect of certain other potential claims under the Purchase Agreement. The Purchase Agreement also contains certain provisions to ensure that the Seller obtains the benefit of certain tax assets for which the Company has not paid relating broadly to pre-Closing Date periods. This is achieved generally by means of offset against payments due to the Company from the Seller. The Purchase Agreement also contains provisions relating to the preparation of tax returns for pre-Closing Date periods that have not been filed and the current period at the Closing Date, and to the conduct of tax authority claims relating to pre-Closing Date periods. The Company is liable under the Purchase Agreement for secondary tax liabilities imposed on the Seller as a result of the Company’s failure after the Closing Date to settle tax liabilities for which it is primarily responsible.

5.	INVENTORIES
Inventories consist of the following:

	April 30,	January 31,
	2016	2016
	(In thousands)
Raw materials	$6,918	$7,388
Work in process	4,489	2,999
Finished goods	—	—
	$11,407	$10,387

6.	GOODWILL
The changes in the carrying amount of goodwill for the three months ended April 30, 2016 are as follows:

(In thousands)
Goodwill, gross, at January 31, 2016	$410,274
Accumulated impairment losses at January 31, 2016	(156,455)
Goodwill, net, at January 31, 2016	253,819
Effect of changes in foreign currencies and other	(1,386)
Goodwill, net, at April 30, 2016	$252,433
Balance at April 30, 2016
Goodwill, gross, at April 30, 2016	$408,888
Accumulated impairment losses at April 30, 2016	(156,455)
Goodwill, net, at April 30, 2016	$252,433
The Company tests goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate the potential for an impairment exists.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.	INTANGIBLE ASSETS, NET
Intangible assets, net are as follows:

	April 30,	January 31,
	2016	2016
	(In thousands)
Gross carrying amount:
Acquired technology	$58,051	$56,012
Customer relationships	150,142	146,382
Backlog	21,811	21,192
Leasehold contracts	983	921
Total intangible assets	230,987	224,507
Accumulated amortization:
Acquired technology	13,205	9,805
Customer relationships	3,147	743
Backlog	13,800	11,877
Leasehold contracts	160	98
Total accumulated depreciation	30,312	22,523
Total	$200,675	$201,984
Amortization of intangible assets was $6.9 million and $0.1 million, respectively, for the three months ended April 30, 2016 and 2015. There were no impairments of intangible assets for the three months ended April 30, 2016 and 2015.
Estimated future amortization expense on finite-lived acquisition-related assets for each of the succeeding fiscal years is as follows:

Fiscal Years Ending January 31,	(In thousands)
2017 (remainder of fiscal year)	$20,909
2018	25,734
2019	22,859
2020	19,323
2021 and thereafter	111,850
$200,675

8.	RESTRUCTURING
The Company reviews its business, manages costs and aligns resources with market demand and in conjunction with various acquisitions. As a result, the Company has taken several actions to improve its cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position itself to respond to market pressures or unfavorable economic conditions. Restructuring expenses are recorded within "Other operating expenses" in the consolidated statements of operations.
2016 Initiatives
During the fiscal year ended January 31, 2016, the Company approved the commencement of a restructuring plan primarily in connection with a continuation of the 2015 initiative with the acquisition of Acision and the realization of synergies. The aggregate cost of the plan is currently estimated at $15 million in severance and facilities-related costs, respectively, which is expected to be paid by January, 2017. During the three months ended April 30, 2016, the Company recorded severance-related and facilities-related costs of $9.8 million and $0.2 million, respectively, and paid $1.5 million and $0.2 million, respectively.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2015 Initiatives
During the fiscal year ended January 31, 2016, the Company approved the commencement of a restructuring plan primarily in connection with the MSA with Tech Mahindra, the BSS Business sale and the acquisition of Acision which primarily includes a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. During the three months ended April 30, 2016, the Company recorded severance-related costs of $0.4 million and paid $1.5 million. The remaining severance-related and facilities-related costs accrued under the plan are expected to be paid by October, 2016 and December, 2024, respectively.
2014 Initiatives
During the fiscal year ended January 31, 2015, the Company commenced certain initiatives with a plan to further restructure its operations towards aligning operating costs and expenses with anticipated revenue. On September 9, 2014, the Company commenced an expansion of its previously disclosed 2014 restructuring plan. The restructuring plan has been facilitated by efficiencies gained through initiatives implemented in recent fiscal periods and the expectation that software will account for a higher portion of the Company's revenue in future periods. The restructuring is designed to align operating costs and expenses with currently anticipated revenue. The restructuring plan (as expanded) includes a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses. During the three months ended April 30, 2016, the Company paid severance and facilities-related costs of $0.0 million and $0.2 million, respectively. The remaining facilities-related costs accrued under the plan are expected to be paid by December, 2024.
Fourth Quarter 2012 Initiatives and prior initiatives
During the fourth quarter of the fiscal year ended January 31, 2013, following the Share Distribution, the Company commenced certain initiatives to restructure its operations and reorganize its activities and go-to-market strategy, including a plan to restructure the operations of the Company with a view towards aligning operating costs and expenses with anticipated revenue and the new go-to-market strategy. During the three months ended April 30, 2016, the Company paid facilities-related costs of $0.2 million. The remaining facilities-related costs accrued under the plan are expected to be paid by October 2019.
The following tables represent a roll forward of the workforce reduction and restructuring activities noted above for the three months ended April 30, 2016 and 2015:

	2016 Initiative		2015 Initiative		2014 Initiative		Fourth Quarter 2012 and Prior Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Severance Related	Facilities Related	Facilities Related	Total
	(In thousands)
January 31, 2016	$—	$—	$3,179	$398	$13	$384	$2,261	$6,235
Expenses	9,775	210	407	17	—	84	6	10,499
Change in assumptions	—	—	(271)	11	4	16	5	(235)
Translation and other adjustments	67	—	71	8	—	(16)	—	130
Paid or utilized	(1,532)	(210)	(1,548)	(93)	(17)	(176)	(224)	(3,800)
April 30, 2016	$8,310	$—	$1,838	$341	$—	$292	$2,048	$12,829

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	2015 Initiative		2014 Initiative		Fourth Quarter 2012 and Prior Initiatives
	Severance Related	Facilities Related	Severance Related	Facilities Related	Facilities Related	Total
	(In thousands)
January 31, 2015	$—	$—	$2,843	$1,837	$3,086	$7,766
Expenses	4,097	161	23	40	25	$4,346
Change in assumptions	—	—	(482)	93	18	$(371)
Translation and other adjustments	(1)	—	—	—	—	$(1)
Paid or utilized	(508)	(130)	(1,217)	(374)	(333)	$(2,562)
April 30, 2015	$3,588	$31	$1,167	$1,596	$2,796	$9,178
Includes restructuring expense associated with BSS employees of $(0.1) million and $0.6 million, respectively, for the three months ended April 30, 2016 and 2015.

9.	DEBT
Spanish Government Sponsored Loans
On August 1, 2014, the Company assumed in connection with the acquisition of Solaiemes approximately $1.4 million of debt. The debt consists of loans sponsored by the government of Spain that are extended for research and development projects. The loans are subject to certain acceleration clauses which are not considered probable.
Acision Indebtedness
In connection with the of Acision acquisition, Acision, in consultation with the Company, entered into the previously disclosed Amendment with the requisite lenders under the Acision Credit Agreement governing Acision’s existing approximately $156.0 million senior credit facility, which Amendment became effective upon completion of the Acquisition on August 6, 2015 (see Note 4 Acquisition).
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Acision Credit Agreement also contains a financial covenant that requires Acision to maintain under IFRS a Consolidated Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (or Consolidated EBITDA) (all of the foregoing as defined in the Acision Credit Agreement) leverage ratio measured quarterly of no greater than 3.75 to 1. At the last covenant reporting date, March 31, 2016, the Company was in compliance with the financial covenant under IFRS and its consolidated leverage ratio was approximately 3.47 to 1.
As of April 30, 2016 and January 31, 2016, the balance of total outstanding debt is as follows:

(In thousands)	April 30, 2016	January 31, 2016
Acision debt
10.75% notes due 2018	$149,000	$152,000
Solaiemes debt:
3.98% note due 2017	167	159
0.53% note due 2018	317	300
2.48% note due 2018	86	81
3.95% note due 2020	86	81
0% note due 2022	356	337
	150,012	152,958
Less: current portion	13,262	12,248
Long-term debt	$136,750	$140,710
Aggregate debt maturities for each of the succeeding fiscal years are as follows:

Fiscal Years Ending January 31,	(In thousands)
2017 (remainder of fiscal year)	$13,262
2018	16,265
2019	120,252
2020	71
2020 and thereafter	162
$150,012
Xura Ltd. Lines of Credit
As of April 30, 2016 and January 31, 2016, Xura Ltd., the Company’s wholly-owned Israeli subsidiary, had a $5.0 million and $17.0 million, respectively, line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2016, Xura Ltd. decreased the line of credit from $17.0 million to $5.0 million with a corresponding decrease in the cash balances Xura Ltd. is required to maintain with the bank to $5.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Xura Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2016 and January 31, 2016, Xura Ltd. had utilized $0.7 million and $10.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of April 30, 2016 and January 31, 2016, Xura Ltd. had an additional line of credit with a bank for $5.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. Borrowings under the line of credit bear interest at an annual rate of London Interbank Offered Rate plus a variable margin determined based on the bank’s underlying cost of capital. Xura Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2016 and January 31, 2016, Xura Ltd. had no outstanding

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

borrowings under the line of credit. As of April 30, 2016 and January 31, 2016, Xura Ltd. had utilized $3.9 million and $3.7 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Xura Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and “Long-term restricted cash” included within the condensed consolidated balance sheets as of April 30, 2016 and January 31, 2016.

10.	DERIVATIVES AND FINANCIAL INSTRUMENTS
The Company entered into derivative arrangements to manage a variety of risk exposures during the three months ended April 30, 2015, including foreign currency risk related to forecasted foreign currency denominated payroll costs. The Company assesses the counterparty credit risk for each party prior to entering into its derivative financial instruments and in valuing the derivative instruments for the periods presented.
Forward Contracts
During the three months ended April 30, 2015, the Company entered into a series of short-term foreign currency forward contracts to limit the variability in exchange rates between the U.S. dollar (the “USD”) and the new Israeli shekel (“NIS”) to hedge probable cash flow exposure from expected future payroll expense. The transactions qualified for cash flow hedge accounting under the FASB’s guidance and there was no hedge ineffectiveness. Accordingly, the Company recorded all changes in fair value of the forward contracts as part of other comprehensive income (loss) in the condensed consolidated statements of comprehensive income (loss). Such amounts are reclassified to the statements of operations when the effects of the item being hedged are recognized. There were no outstanding currency forward contract as of April 30, 2016 or January 31, 2016.
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
There were no gains or losses from ineffectiveness of these hedges recorded for the three months ended April 30, 2015.

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in transfers within fair value measurement hierarchy. All transfers into and/or out of all levels are assumed to occur at the end of the reporting period. The Company did not have any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2016 and 2015.
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
The following tables present financial instruments according to the fair value hierarchy as defined by the FASB’s guidance:

 Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of:

	April 30, 2016
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$2,405	$—	$—	$2,405

	January 31, 2016
	Quoted Prices to Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
Financial Assets:
Money market funds (1)	$10,403	$—	$—	$10,403

(1)	Money market funds are classified in “Cash and cash equivalents” within the condensed consolidated balance sheets.

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

12.	OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	April 30,	January 31,
	2016	2016
	(In thousands)
Liability for severance pay	$449	$742
Tax contingencies	82,096	77,503
Long-term contingencies	25,699	22,442
Other long-term liabilities	5,699	6,498
Total	$113,943	$107,185
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
As of April 30, 2016, stock options to purchase 1,377,815 Shares and additional Awards covering 557,771 Shares were outstanding. As of April 30, 2016, an aggregate of 2,953,704 Future Awards are available for future grant under the 2012 Incentive Plan.
Employee Stock Purchase Plan
In June 2015, the Company adopted the Employee Stock Purchase Plan (“ESPP”). The ESPP authorizes an aggregate of 840,000 Shares to be purchased by eligible employees. The ESPP allows eligible employees to purchase Shares at certain regular purchase dates through payroll deductions of up to a maximum of 15% of the employee’s compensation. The purchase price for each offering period is 85% of the lesser of (a) the fair market value of the Shares on the offering date or (b) the fair market value of the Shares on the purchase date. During the three months ended April 30, 2016, 13,272 shares were awarded upon purchase at the end of offering period under the ESPP plan.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Share-Based Awards
Stock-based compensation expense associated with awards for the three months ended April 30, 2016 and 2015 included in the condensed consolidated statements of operations are as follows:

	Three Months Ended April 30,
	2016	2015
	(In thousands)
Stock options:
Service costs	$(6)	$21
Research and development, net	57	49
Selling, general and administrative	492	617
	543	687
Restricted/Deferred stock awards:
Service costs	136	762
Research and development, net	201	216
Selling, general and administrative	1,365	1,391
	1,702	2,369
ESPP
Service costs	14	—
Research and development, net	7	—
Selling, general and administrative	15	—
	36	—
Total (1)	$2,281	$3,056
(1) Stock-based compensation expense associated with awards granted, including awards granted to BSS employees of $0.7 million for the three months ended April 30, 2015.
Restricted Awards and Stock Options
The Company grants restricted stock unit awards subject to vesting provisions (“RSUs”) and stock options to certain key employees and director stock unit awards (“DSUs”) to non-employee directors (such RSUs and DSUs collectively referred to as “Restricted Awards”). For the three months ended April 30, 2016 and 2015, the Company did not grant any Restricted Awards or stock options.
For the three months ended April 30, 2016 and 2015, there were no shares issued upon exercise of stock options under the 2012 Incentive Plan.
The fair market value of the Company's Restricted Awards that vested during the three months ended April 30, 2016 and 2015 was $0.03 million and $2.2 million, respectively.
As of April 30, 2016, the unrecognized Company compensation expense, net of estimated forfeitures, related to unvested Restricted Awards was $7.1 million, which is expected to be recognized over a weighted-average period of 2.01 years.
The Company's outstanding stock options as of April 30, 2016 include unvested stock options to purchase 769,311 Shares with a weighted-average grant date fair value of $6.55, an expected term of 4.0 years and a total fair value of $5.0 million. The unrecognized compensation expenses related to the remaining unvested stock options to purchase Shares was $3.0 million, which is expected to be recognized over a weighted-average period of 1.93 years.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

14.	EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of equity are as follows:

	Three Months Ended April 30,
	2016	2015
	(In thousands)
Balance, January 31	$199,295	$13,382
Net loss	(26,807)	(26,661)
Unrealized gain for cash flow hedge positions, net of reclassification adjustments and net of zero tax	—	429
Foreign currency translation adjustment	4,270	2,695
Stock-based compensation expense	2,281	3,056
Repurchase of common stock in connection with tax liabilities upon settlement of stock awards	—	(81)
Employee stock purchase plan	221	—
Balance, April 30	$179,260	$(7,180)
Accumulated Other Comprehensive Income
The components of Accumulated Other Comprehensive Income (“AOCI”), net of zero tax, were as follows (in thousands, unaudited):

Foreign Currency Translation Adjustments
Balance as of January 31, 2016	$23,107
Other comprehensive income	4,270
Balance as of April 30, 2016	$27,377

	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of January 31, 2015	$30,939	$(117)	$30,822
Other comprehensive income before reclassifications	2,695	322	3,017
Amounts reclassified from AOCI	—	107	107
Other comprehensive income	2,695	429	3,124
Balance as of April 30, 2015	$33,634	$312	$33,946
The amounts of unrealized losses (gains) on cash flow hedges reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated condensed statements of operations, with presentation location, were as follows:

(In thousands)	Three Months Ended April 30, 2015
Cost of revenue	$47
Research and development, net	20
Selling, general and administrative	40
Total	$107
Net Operating Loss Rights Agreement

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The calculation of loss per share is as follows:

	Three Months Ended April 30,
	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss attributable to continuing operations	$(25,528)	$(39,980)
Net (loss) earnings attributable to discontinued operations	(1,279)	13,319
Denominator:
Basic and diluted weighted average common shares outstanding	25,040	21,865
(Loss) earnings per share basic and diluted:
Loss per share from continuing operations	$(1.02)	$(1.83)
(Loss) earnings per share from discontinued operations	(0.05)	0.61
Basic and diluted loss per share	$(1.07)	$(1.22)

As a result of the Company’s net loss from continuing operation during the three months ended April 30, 2016 and 2015, the diluted earnings per share computation excludes 0.1 million and 0.1 million shares, respectively, of stock-based awards from the calculations because their inclusion would have been anti-dilutive.

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
The Company recorded an income tax benefit from continuing operations of $8.9 million for the three months ended April 30, 2016, representing an effective tax benefit rate of 25.8% compared with an income tax expense from operations of $4.8 million, representing an effective tax rate of (13.6)% for the three months ended April 30, 2015. During the three months ended April 30, 2016 and 2015, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that the Company did not record an income tax benefit on losses incurred in certain of the Company's tax jurisdictions in which the Company maintains valuation allowances against the Company's net deferred tax assets, statutory tax rate differences in various foreign jurisdictions in which the company operates and withholding taxes. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in the Company's effective tax rate for the three months ended April 30, 2016, compared to the three months ended April 30, 2015 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, a reduction of withholding tax provisions, a reduction in the provisions for tax contingencies and a reduction in the U.S. deferred tax provision for non reversing temporary differences relating to goodwill. The three months ended April 30, 2016 tax provision also includes the operations of Acision compared to the pre-acquisition operations for the three months ended April 30, 2015.
As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a tax jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, the Company establishes a valuation allowance. The Company determined that there is sufficient negative evidence to maintain valuation allowances against certain of the Company's federal, state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain state and foreign tax jurisdictions. During the three months ended April 30, 2016, the Company reassessed its valuation allowance requirements taking into account the disposition of the BSS business and concluded that it intends to maintain its valuation allowance until sufficient positive evidence exists to support its reversal.

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company regularly assesses the adequacy of the Company's provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. As of April 30, 2016, the total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate were approximately $81.7 million (see Note 12, Other Long-Term Liabilities). The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of April 30, 2016 could decrease by approximately $19.4 million within the next twelve months as a result of settlements of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes, including the need for additional valuation allowances and the recognition of tax benefits.
The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties was $36.5 million as of April 30, 2016.

17.	COMMITMENTS AND CONTINGENCIES
Indemnification Obligations
In the normal course of business, the Company provides indemnification to various customers against claims of intellectual property infringement made by third parties arising from the use of the Company's products. The Company evaluates its indemnification obligations for potential losses and in its evaluation considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Generally, the Company has not encountered significant expenses as a result of such indemnification provisions. As of April 30, 2016, the Company had accrued approximately $2.0 million in connection with indemnification demands from two customers of Acision in connection with claims of intellectual property infringement made by third parties arising from the use of Acision’s products prior to the Company's acquisition of Acision. Pursuant to the terms of the Purchase Agreement, the Seller agreed to indemnify the Company up to a maximum of $10.0 million for losses in connection with certain IP claims. In connection with the Acquisition, the Company reflected a $2.0 million indemnification asset for such claims for intellectual property infringement.
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
As a result of the Verint Merger, Verint assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the actions discussed below. Under the terms of the Distribution Agreement between CTI and the Company relating to the Share Distribution, Verint, as successor to CTI, is entitled to indemnification from the Company for any losses it suffers in its capacity as successor-in-interest to CTI in connection with these actions. As of the closing of the Verint Merger, the Company recognized the estimated fair value of the potential indemnification liability.
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

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Starhome Sale and Indemnification
Starhome was a CTI subsidiary (66.5% owned prior to the disposition). On September 19, 2012, CTI, in order to ensure it could meet the conditions of the Verint Merger, contributed to the Company its interest in Starhome, including its rights and obligations under the Starhome Share Purchase Agreement discussed below. The Starhome Disposition was completed on October 19, 2012. Under the terms of the Starhome Share Purchase Agreement, the Company has certain indemnification obligations to the purchaser, subject to certain exceptions and limitations.
Amdocs Asset Purchase Agreement
On April 29, 2015, the Company entered into an Asset Purchase Agreement (including the ancillary agreements and documents thereto, the “Amdocs Purchase Agreement”) with Amdocs Limited, a Guernsey company (the “Purchaser”). Pursuant to the Amdocs Purchase Agreement, the Company’s BSS Business to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of the Company (the “Asset Sale”). The initial closing of the Asset Sale occurred on July 2, 2015. The total cash purchase price payable by the Purchaser to the Company in connection with the Asset Sale was approximately $271.7 million, including purchase price adjustment of approximately $0.7 million, of which an aggregate of $5.5 million was paid upon certain deferred closings.
In connection with the Asset Sale, the Company agreed to indemnify Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties. Upon the closing, $26 million of the purchase price was deposited into escrow to fund potential indemnification claims and certain adjustments for a period of 12 months following the closing. This $26.0 million is classified as a current asset within restricted cash in the Company's consolidated balance sheet (see Note 3, Discontinued Operations). In August 2015 and May 2016, the Company received various claims for indemnification against the escrow from Amdocs. While the Company continues to evaluate certain claims made, it believes several pending claims are without merit and intends to vigorously defend against them.
Agreement with Tech Mahindra

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
Under the MSA, the Company is obligated to pay to Tech Mahindra in the aggregate approximately $212 million in base fees for services to be provided pursuant to the MSA for a term of six years, renewable at the Company’s option. The services under the MSA started on June 1, 2015.
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
Acision
On August 6, 2015, the Company completed its acquisition of Acision pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015.
The Acision Purchase Agreement contains customary representations, warranties and covenants, by the parties thereto. Each party agreed to indemnify the other for certain potential liabilities and claims, subject to certain exceptions and limitations (see indemnification obligation included Note 4, Acquisition).
Guarantees
The Company provides certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank deposits. The Company is only liable for the amounts of those guarantees in the event of its nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2016 and January 31, 2016, the Company believes that it was in compliance with its performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on the Company’s condensed consolidated results of operations, financial position or cash flows. The Company also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $9.6 million and $19.1 million as of April 30, 2016 and January 31, 2016, respectively, are generally scheduled to be released upon the Company’s performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through July 31, 2017.
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
Brazil Tax and Labor Contingencies
The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend its positions. The labor matters principally relate to claims made by former Company employees for pay wages, social security and other related labor benefits, as well as related tax obligations. As of April 30, 2016, the total amounts related to the reserved portion of the tax and labor contingencies was $10.3 million and the unreserved portion of the tax and labor contingencies totaled approximately $37.8 million. With respect to the unreserved balance, these

XURA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company make deposits or post other security in connection with such proceedings. As of April 30, 2016, the Company had $5.2 million of deposits, included in Long-term restricted cash, with the government in Brazil for claims that the Company is disputing which provides security with respect to these matters. Generally, any deposits would be refundable to the extent the matters are resolved in the Company's favor. Management routinely assesses these matters as to probability of ultimately incurring a liability against the Company's Brazilian operations and the Company records its best estimate of the ultimate loss in situations where management assesses the likelihood of an ultimate loss as probable.

18.	SUBSEQUENT EVENTS
Agreement and Plan of Merger
On May 23, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sierra Private Holdings II Ltd., a private limited company incorporated under the laws of England and Wales (“Sierra”), and Sierra Private Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Sierra (“Merger Sub”), under which Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Sierra, subject to the terms and conditions set forth in the Merger Agreement. Parent and Merger Sub are affiliates of Siris Capital Group, LLC (“Siris”). The Merger Agreement was unanimously approved by the Company’s Board of Directors.
Under the terms of the Merger Agreement, Sierra will acquire all of the Company's outstanding common stock for $25.00 per share in cash. The completion of the Merger is subject to approval by the Company's stockholders, certain regulatory approvals and other closing conditions.
Nasdaq Notification
On June 15, 2016, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”), informing the Company that it is not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company did not timely file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission. The Nasdaq letter provided that the Company has until August 14, 2016 to submit a plan to regain compliance. The Company believes that with the filing of this Quarterly Report on Form 10-Q, it will regain compliance with Nasdaq’s listing rules.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in Part IV, Item 15 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (or the 2015 Form 10-K) and the condensed consolidated financial statements and related notes included in this Quarterly Report. This discussion and analysis contains forward-looking statements based on current expectations relating to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward-Looking Statements” on page i of this Quarterly Report. Percentages and amounts within this section may not calculate due to rounding differences.
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
Segment Information
We operate as a single business segment the results of which are included in our income statement from continuing operations.
Significant Events
During the three months ended April 30, 2016 and subsequent thereto, the following significant event occurred:
On May 23, 2016, we entered into an Agreement and Plan of Merger (as it may be amended from time to time, the Merger Agreement) with Sierra Private Holdings II Ltd., a private limited company incorporated under the laws of England and Wales (or Parent), and Sierra Private Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Parent (or Merger Sub), under which Merger Sub will be merged with and into the Company (referred to as the Merger), with us continuing after the Merger as the surviving corporation and subsidiary of Parent, subject to the terms and conditions set forth in the Merger Agreement. Parent and Merger Sub are affiliates of Siris Capital Group, LLC (or Siris). The Merger Agreement has been unanimously approved by our Board of Directors (or the Board).
At the effective time of the Merger (or the Effective Time), each share of our common stock, par value $0.01 per share (or the Common Stock), issued and outstanding immediately prior to the Effective Time (other than (i) certain shares of the Common Stock that are held by us, Parent or Merger Sub or any direct or indirect wholly-owned subsidiary of either our company or Parent, and (ii) certain shares of the Common Stock with respect to which the holder thereof shall have properly complied with the provisions of Section 262 of the General Corporation Law of the State of Delaware as to appraisal rights) shall be converted into the right to receive $25.00 in cash, without interest, less any applicable taxes required to be withheld (referred to as the Merger Consideration).
At the Effective Time, each award of stock options, restricted stock units, and director stock units (whether vested or unvested) outstanding under an equity incentive plan immediately prior to the Effective Time shall become fully vested and shall be canceled in exchange for the payment to the holder of such canceled award of an amount in cash (without interest and less applicable tax withholding) equal to the product of the Merger Consideration (less the applicable exercise price per share in the case of a stock option) and the number of shares of Common Stock subject to such canceled award.
Consummation of the Merger is expected to occur in the third fiscal quarter of 2016 and is subject to certain customary closing conditions including, among others, the absence of certain legal impediments; the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; antitrust regulatory approvals in certain other jurisdictions; certain other filings and approvals by governmental authorities in France; and the approval by the holders of at least a majority of the outstanding shares of Common Stock entitled to vote on the Merger (referred to as the Requisite Stockholder Approval).
We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business and other matters between the execution of the Merger Agreement and the Effective Time. Under the Merger Agreement, we are also subject to the “go-shop” covenant described below.
During the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York time on July 7, 2016 (referred to as the Go-Shop Period), we may solicit, initiate, encourage and facilitate any competing acquisition proposal from third parties, participate in discussions and negotiations with such third parties regarding such competing acquisition proposals and provide nonpublic information to such third parties pursuant to an Acceptable Confidentiality Agreement (as defined in the Merger Agreement) with each such third party. Following expiration of the Go-Shop Period and until the earlier of the Effective Time of the Merger or termination of the Merger Agreement in accordance with its terms, we will be subject to customary “no-shop” restrictions on our ability to solicit, initiate, encourage and facilitate any competing acquisition proposals from third parties, participate in discussions and negotiations with such third parties regarding such competing acquisition proposals and provide nonpublic information to such third parties pursuant to an Acceptable Confidentiality Agreement with each such third party, except that we may continue solicitation of, or discussions or negotiations with, third parties engaged by us during the Go-Shop Period with whom a written acquisition proposal remains pending as of and following the expiration of the Go-Shop Period and which acquisition proposal our Board determines in good faith constitutes or would reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement) (each such third party is referred to as, an Excluded Party). Following expiration of the Go-Shop Period, we are not permitted to solicit competing acquisition proposals from third parties or take certain other actions, provided that before we have obtained the Requisite Stockholder Approval, if we receive a written acquisition proposal from a third party, we may furnish any information and other access to such third party and participate in discussions or negotiations with such third party, subject to (i) the Board first determining in good faith (after consultation with its financial advisor and legal counsel) that (a) the failure to take such action would be inconsistent with the directors’ fiduciary duties under applicable law and (b) such proposal either constitutes, or would reasonably be expected to lead to, a Superior Proposal and (ii) if we will provide nonpublic information, we provide any such nonpublic information to such third party pursuant to an Acceptable Confidentiality Agreement.
Prior to us obtaining the Requisite Stockholder Approval, the no-shop restrictions above are subject to a “fiduciary out” provision, which permits the Board, subject to our compliance with certain obligations described below, to change its recommendation to our stockholders regarding the Merger in connection with an intervening event, or authorize or adopt an alternative acquisition agreement with respect to a competing acquisition proposal from a third party (each such action is referred to as, a Change in Company Board Recommendation). With respect to certain Changes in Company Board Recommendation, the Board may take any such actions with respect to a competing acquisition proposal from a third party if the Board determines in good faith (after consultation with its financial advisor and legal counsel) that such proposal constitutes a Superior Proposal and that the failure to take such action would reasonably be expected to be inconsistent with the directors’ fiduciary duties under applicable law. We would be permitted to enter an alternative acquisition agreement with respect to such Superior Proposal only if we terminated the Merger Agreement and paid certain fees owed to Parent as described further below. However, before the Board may make any Change in Company Board Recommendation or we may terminate the Merger Agreement in light of a Superior Proposal, we must comply with certain notice obligations with respect to Parent.
The Merger Agreement contains certain termination rights for us and Parent. The Merger Agreement can be terminated by either Parent or us if (i) the Merger is not consummated on or before November 23, 2016 (referred to as the Outside Date), (ii) the Merger becomes subject to a final, non-appealable law or order restraining, enjoining, rendering illegal or otherwise prohibiting the Merger, or (iii) the Requisite Stockholder Approval is not obtained following a vote of stockholders taken thereon. In addition, the Merger Agreement includes the following termination rights:

•
If the Merger Agreement is terminated by either Parent or us in connection with our entry into a definitive agreement with respect to a Superior Proposal with an Excluded Party and such agreement is entered into by us no later than five business days following the end of the Go-Shop Period, then we will be required to pay Parent a termination fee equal to $12.85 million;

•
If the Merger Agreement is terminated (i) by Parent because the Board effects a Change in Company Board Recommendation, we fail to recommend the Merger and approval of the Merger Agreement by our stockholders, we enter into an agreement with respect to an alternative Acquisition Proposal, we fail to reject a third party tender offer to acquire our securities within ten business days of its commencement; or we materially breach certain of our covenants under the Merger Agreement relating to the no-shop restrictions or regarding the stockholders meeting to approve the Merger; or (ii) by us in connection with our entry into a definitive agreement with respect to a Superior Proposal with an Excluded Party and such agreement is entered into by us more than five business days following the end of the Go-Shop Period, then we will be required to pay Parent a termination fee equal to $22.49 million;

•
If the Merger Agreement is terminated by us (i) because Parent or Acquisition Sub have breached their respective representations, warranties, covenants or other agreements in the Merger Agreement in certain circumstances and have failed to cure such breach within a certain period or (ii) because Parent has failed to consummate the Merger pursuant to the Merger Agreement notwithstanding the satisfaction or waiver of the conditions to Parent’s and Acquisition Sub’s obligations to do so and certain notice of such failure from us to Parent, then Parent will be required to pay us a reverse termination fee equal to $38.55 million.

Parent has secured committed financing, consisting of a combination of (i) equity to be provided by Siris Partners III, L.P. and Siris Partners III Parallel, L.P., which are affiliates of Siris, and (ii) debt financing to be provided by affiliates of Cerberus Business Finance, LLC. The Merger Agreement does not contain a financing condition. Further, Siris Partners III, L.P. and Siris Partners III Parallel, L.P. have provided us with a limited guaranty in our favor guaranteeing the payment of the reverse termination fee and certain other monetary obligations, subject to the cap specified therein, that may be owed by Parent to us pursuant to the Merger Agreement. The Merger Agreement also provides that either party may specifically enforce the other party’s obligations under the Merger Agreement, provided that we may only cause Parent to fund the equity financing if certain conditions are satisfied, including the funding of the debt financing or such funding being required to be funded at the closing pursuant to the debt financing commitments if the equity financing is funded at the closing.
Condensed Consolidated Financial Highlights
The following table presents certain financial highlights for the three months ended April 30, 2016 and 2015, for us on a consolidated basis:

	Three Months Ended April 30,
	2016	2015
	(Dollars in thousands)
Total revenue	$67,528	$45,705
Gross margin	36.3%	4.3%
Loss from operations	(26,807)	(29,613)
Operating margin	(39.7)%	(64.8)%
Loss from continuing operations	(25,528)	(39,980)
(Loss) income from discontinued operations	(1,279)	13,319
Net loss	(26,807)	(26,661)
Net cash used in operating activities from continuing operations	(4,604)	(14,299)
Business Trends and Uncertainties
For the three months ended April 30, 2016 compared to the three months ended April 30, 2015 our consolidated revenue increased and our costs and operating expenses increased principally due to the inclusion of the results of Acision. The increase in revenue exceeded the increase in our costs and operating expenses.
Revenue from customer solutions for the three months ended April 30, 2016 increased compared to the three months ended April 30, 2015. The increase was primarily due to the inclusion of Acision's post-acquisition revenue partially offset a lower volume of projects in the current period resulting from lower bookings.
Revenue from maintenance revenue for the three months ended April 30, 2016 increased compared to the three months ended April 30, 2015. The increase was attributable to the inclusion of Acision's post-acquisition revenue partially offset by a reduction in maintenance fees charged to certain customers, timing of entering into renewals of maintenance contracts and the termination of certain maintenance contracts.
Our costs and operating expenses for the three months ended April 30, 2016 increased compared to the three months ended April 30, 2015, the increase is primarily due to the inclusion of Acision's post-acquisition costs and operating expenses partially offset by a decrease in operating expenses due to our continued focus on closely monitoring costs and operating expenses and implementing restructuring plans as part of our efforts to improve our cash position and achieve long-term improved operating performance and positive operating cash flows.
During the three months ended April 30, 2016, our cash and cash equivalents and restricted cash decreased primarily due to negative operating cash flow, payments made in connection with restructuring activities, interest payments in respect of our credit facility and purchases of property and equipment.
We continued to implement initiatives to reduce costs and expenses initiated during the fiscal year ended January 31, 2016, including the entry into the MSA with Tech Mahindra and the relocation of certain delivery and research and development activities to low cost centers of excellence in Eastern Europe and Asia.

In connection with the MSA, the BSS Business sale and the acquisition of Acision, we commenced a restructuring plan during the fiscal year ended January 31, 2016 which continued in the three months ended April 30, 2016, and primarily includes a reduction of workforce included in cost of revenue, research and development and selling, general and administrative expenses.
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
Indemnification Obligations
We are subject to significant indemnification obligations, including to customers in the ordinary course and counterparties in connection with corporate transactions. In the normal course of business we provide indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, we are subject to significant indemnification obligations to counterparties under certain agreements with third parties in connection with corporate transactions. These indemnification obligations include obligations to (i) Verint (as successor to CTI) under the Share Distribution Agreements we entered into in connection with the Share Distribution, (ii) Amdocs for certain pre-closing liabilities and breaches of certain representations and warranties in connection with the Asset Sale of the

BSS business to Amdocs, (iii) Tech Mahindra, under the MSA therewith; and (iv) Acision, for certain potential liabilities and claims, subject to certain exceptions and limitations in connection with the acquisition of Acision. For more information, see Note 17 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report. These indemnification obligations could subject us to significant liabilities.

RESULTS OF OPERATIONS
Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015
Condensed Consolidated Results

	Three Months Ended April 30,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands, except per share data)
Total revenue	$67,528	$45,705	$21,823	47.7%
Costs and expenses
Cost of revenue	42,994	43,757	(763)	(1.7)%
Research and development, net	10,441	8,280	2,161	26.1%
Selling, general and administrative	30,487	19,873	10,614	53.4%
Other operating expenses	10,413	3,408	7,005	205.5%
Total costs and expenses	94,335	75,318	19,017	25.2%
Loss from operations	(26,807)	(29,613)	2,806	(9.5)%
Interest income	204	84	120	142.9%
Interest expense	(3,590)	(193)	(3,397)	N/M
Foreign currency transaction loss, net	(4,105)	(5,573)	1,468	N/M
Other (expense) income net	(113)	102	(215)	N/M
Income tax benefit (expense)	8,883	(4,787)	13,670	(285.6)%
Loss from continuing operations	(25,528)	(39,980)	14,452	36.1%
(Loss) income from discontinued operations	(1,279)	13,319	(14,598)	109.6%
Net loss	$(26,807)	$(26,661)	$(146)	(0.5)%
(Loss) earnings per share - basic & diluted:
Continuing operations	$(1.02)	$(1.83)	$0.81
Discontinued operations	(0.05)	0.61	(0.66)
	$(1.07)	$(1.22)	$0.15
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
Revenue from customer solutions was $33.1 million for the three months ended April 30, 2016, an increase of $8.5 million, or 34.6%, compared to the three months ended April 30, 2015. The increase was attributable to the inclusion of Acision's post-acquisition revenue partially offset by a lower volume of projects in the current period resulting from lower bookings. Revenue recognized using the percentage-of-completion method was $12.9 million and $13.7 million for the three months ended April 30, 2016 and 2015, respectively.
Maintenance revenue was $34.4 million for the three months ended April 30, 2016, an increase of $13.3 million, or 63.1%, compared to the three months ended April 30, 2015. This increase was attributable to the inclusion of Acision's post-acquisition revenue partially offset by a reduction in maintenance fees charged to certain customers, timing of entering into renewals of maintenance contracts and the termination of certain maintenance contracts.
Revenue by Geographic Region
The presentation of revenue by geographic region is based on the location of customers.

Revenue in the Americas, Asia-Pacific and Europe, Middle East and Africa represented approximately 41%, 25% and 35% of our revenue, respectively, for the three months ended April 30, 2016 compared to approximately 46%, 27% and 27% of our revenue, respectively, for the three months ended April 30, 2015.
Foreign Currency Impact on Revenue
Our currency for financial reporting purposes is the U.S. dollar. The majority of our revenue for the three months ended April 30, 2016 was derived from transactions denominated in U.S. dollars. All other revenue was derived from transactions denominated in various foreign currencies, primarily the euro and Japanese yen. Fluctuations in the U.S. dollar relative to foreign currencies in which we conducted business for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 had unfavorably impacted revenue by $0.4 million primary related to that euro and Japanese yen.
Foreign Currency Impact on Costs
A significant portion of our expenses, principally personnel-related costs, is incurred in new Israeli shekel (or NIS), whereas our currency for financial reporting purposes is the U.S. dollar. A strengthening of the NIS against the U.S. dollar would increase the U.S. dollar value of our expenses in Israel. In order to mitigate this risk we enter into foreign currency forward contracts to hedge foreign currency exchange rate fluctuations. Due to the reduced cash flow exposure from a decrease in headcount, we have not entered into hedging activity during the three months ended April 30, 2016.
For the three months ended April 30, 2016, fluctuations in the U.S. dollar relative to all foreign currencies in which we conducted business unfavorably impacted costs by $0.2 million compared to the three months ended April 30, 2015, primarily due to an unfavorable impact of the NIS.
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
Cost of revenue was $43.0 million for the three months ended April 30, 2016, a decrease of $0.8 million, or 1.7%, compared to the three months ended April 30, 2015. The decrease was attributable to lower project loss accruals and project termination costs partially offset by the inclusion of Acision's post-acquisition cost of revenue including an increase of $4.5 million in amortization of acquired intangible assets.
Research and Development, Net
Research and development expenses, net, primarily consist of personnel-related costs involved in product development and third-party development and programming costs and contractor costs.
Research and development expenses, net, were $10.4 million for the three months ended April 30, 2016, an increase of $2.2 million, or 26.1%, compared to the three months ended April 30, 2015. The increase is primarily attributable to the inclusion of Acision's post-acquisition costs partially offset by a decrease in personnel-related, subcontractor and overhead allocation costs of $1.3 million.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of compensation and related expenses of personnel involved in sales, marketing, finance, legal and management and professional fees related to such functions.
Sales and marketing costs were $9.4 million for the three months ended April 30, 2016, an increase of $2.3 million or 33.3%, compared to the three months ended April 30, 2015. The increase was primarily attributable to the inclusion of Acision's post-acquisition costs partially offset by a decrease of $1.3 million in personnel-related costs and a decrease of $0.9 million in marketing costs.
General and administrative expenses were $21.1 million for the three months ended April 30, 2016, an increase of $8.3 million or 64.4%, compared to the three months ended April 30, 2015. The increase was primarily attributable to the inclusion of Acision's post-acquisition costs and an increase of $1.4 million in audit-related costs partially offset by a reduction in facilities and personnel-related costs.

Other Operating Expenses
Other operating expenses consist of operating expenses not included in research and development, net and selling, general and administrative expenses and for the fiscal periods presented consist of restructuring expenses.
Other operating expenses were $10.4 million for the three months ended April 30, 2016, an increase of $7.0 million, compared to the three months ended April 30, 2015. The increase was attributable to an increase in restructuring expenses during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. See Note 8 of the condensed consolidated financial statements included in this Quarterly Report.
Loss from Operations
Loss from operations was $26.8 million for the three months ended April 30, 2016, a decrease in loss of $2.8 million, or 9.5% compared to the three months ended April 30, 2015, due primarily to the reasons discussed above.
Interest Income
Interest income was $0.2 million for the three months ended April 30, 2016, an increase of $0.1 million, compared to the three months ended April 30, 2015.
Interest Expense
Interest expense was $3.6 million for the three months ended April 30, 2016, an increase of $3.4 million, compared to the three months ended April 30, 2015. The increase was primarily attributable to interest expense on the Acision Senior Debt which we assumed in connection with the acquisition of Acision on August 6, 2015.
Foreign Currency Transaction Loss, Net
Foreign currency transaction loss, net, was $4.1 million for the three months ended April 30, 2016, a decrease in loss of $1.5 million compared to the three months ended April 30, 2015. The decrease was attributable to exchange rate volatility primarily related to the Brazilian real, euro and the British pound.
Other (Expense) Income, Net
Other expense, net, was $0.1 million for the three months ended April 30, 2016, a change of $0.2 million compared to Other income, net of $0.1 million for the three months ended April 30, 2015.
Income Tax Benefit (Expense)
We recorded an income tax benefit of $8.9 million from continuing operations for the three months ended April 30, 2016, representing an effective tax benefit rate of 25.8%, compared with income tax expense of $4.8 million, representing an effective tax rate of (13.6)% for the three months ended April 30, 2015. During the three months ended April 30, 2016 and 2015, the effective tax rates were different from the U.S. statutory rate primarily due to the fact that we did not record an income tax benefit on losses incurred in certain of our tax jurisdictions in which we maintain valuation allowances against our net deferred tax assets, statutory tax rate differences in various foreign jurisdictions in which we operate and withholding taxes. The income tax provisions from continuing operations are comprised of income tax expense recorded in non-loss tax jurisdictions, withholding taxes, incremental valuation allowances and certain tax contingencies. The change in our effective tax rate for the three months ended April 30, 2016, compared to the three months ended April 30, 2015 was primarily attributable to changes in the relative mix of income and losses across various tax jurisdictions, a reduction of withholding tax provisions, a reduction in the provisions for tax contingencies, and a reduction in the U.S. deferred tax provision for non reversing temporary differences relating to goodwill. The three months ended April 30, 2016 tax provision also includes the operations of Acision compared to the pre-acquisition operations for the three months ended April 30, 2015.
Discontinued Operations
Income from discontinued operations represents the results of operations of BSS, our former BSS segment that was sold to Amdocs effective July 2, 2015. Net (loss) income from discontinued operations was $(1.3) million and $13.3 million, respectively, for the three months ended April 30, 2016 and 2015. See Note 3 of the condensed consolidated financial statements included in this Quarterly Report.

Net Loss
Net loss was $26.8 million for the three months ended April 30, 2016, an increase in loss of $0.1 million, or 0.5%, compared to three months ended April 30, 2015, due primarily to the reasons discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We have experienced operating losses in the past two years and in the fiscal quarter ended April 30, 2016. In addition, we utilized cash to fund operations, resulting in negative operating cash flows and a decrease in total cash balances. As of April 30, 2016, we had approximately $120.2 million of unrestricted cash on-hand. During the three months ended April 30, 2016, we utilized approximately $4.6 million of cash to fund continuing operations. In connection with the acquisition of Acision, we assumed a senior credit facility which requires us to comply with certain operating financial covenants. This debt matures on December 15, 2018.
Our liquidity is dependent on our ability to profitably grow revenues while further reducing costs under our restructuring initiatives as well as cost reduction efforts in the future, in connection with plans to consolidate further our operations and integrate the Acision business and realize favorable cost synergies as a result. Our liquidity is also dependent on our ability to satisfy the operating financial covenants required by the terms of the senior credit facility agreement. We believe that our future sources of liquidity will include cash and cash equivalents, cash flows from operations, refinancing of the senior credit facility or proceeds from the issuance of equity or debt securities.
During the three months ended April 30, 2016, our principal uses of liquidity were to fund operating expenses, implement restructuring initiatives, pay interest on our senior credit facility and make capital expenditures.
Financial Condition
Cash and Cash Equivalents and Restricted Cash
As of April 30, 2016, we had cash, cash equivalents, bank time deposits and restricted cash of approximately $163.6 million, compared to approximately $170.0 million as of January 31, 2016. During the three months ended April 30, 2016 in connection with our restructuring initiatives we made approximately $3.8 million in restructuring payments, which were primarily severance-related.
Restricted Cash
Restricted cash aggregated $43.4 million and $54.5 million as of April 30, 2016 and January 31, 2016, respectively. Restricted cash includes compensating cash balances related to existing lines of credit and deposits that are pledged as collateral or restricted for use specified performance guarantees to customers and vendors, letters of credit, cash held in escrow in support of indemnification claims, foreign currency transactions in the ordinary course of business and pending tax judgments.
Liquidity Forecast
We currently forecast that available cash and cash equivalents will be sufficient to meet our liquidity needs, including capital expenditures, for at least the next 12 months.
Management's current forecast is based upon a number of assumptions including, among others: assumed levels of customer order activity, revenue and collections; continued implementation of initiatives to reduce operating costs; no significant degradation in operating margins; increased spending on certain investments in the business; slight reductions in the unrestricted cash levels required to support the working capital needs of the business and other professional fees; successful integration of the Acision business; intra-quarter working capital fluctuations consistent with historical trends. Management believes that the above-noted assumptions are reasonable. However, should one or more of the assumptions prove incorrect, or should one or more of the risks or uncertainties described in Part I, Item 1A, “Risk Factors” of the 2015 Form 10-K, filed with the SEC on May 23, 2016, or in Part II, Item 1A, “Risk Factors” of this Quarterly Report materialize, we may experience a shortfall in the cash required to support working capital needs.
Sources of Liquidity
The following is a discussion that highlights our primary sources of liquidity, cash and cash equivalents, and changes in those amounts due to operations, financing, and investing activities and the liquidity of our investments.

Cash Flows
Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

	Three Months Ended April 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(4,604)	$(14,299)
Net cash used in investing activities	10,502	(5,612)
Net cash used in financing activities	(2,779)	(81)
Net cash used in discontinued operations	(1,279)	(3,405)
Effects of exchange rates on cash and cash equivalents	2,940	1,372
Net decrease in cash and cash equivalents	4,780	(22,025)
Cash and cash equivalents, beginning of period	115,445	158,121
Cash and cash equivalents, end of period	$120,225	$136,096
Operating Cash Flows
Net cash used in operating activities from operations was $4.6 million during the three months ended April 30, 2016, a decrease in cash used of $9.7 million, compared to the three months ended April 30, 2015. . The change was primarily attributable to a lower net loss and higher levels of depreciation and amortization, accounts payable and accrued expenses offset by decreases in deferred cost of revenue, income taxes payable, and other assets and liabilities.
Investing Cash Flows
Net cash provided by investing activities was $10.5 million during the three months ended April 30, 2016, an increase of $16.1 million, compared to the three months ended April 30, 2015.
The increase was primarily attributable to a decrease in restricted cash used of $12.6 million during the three months ended April 30, 2016, compared to the three months ended April 30, 2015. This increase was attributable to reduced restricted cash needed in operations resulting from sale of BSS business.
This increase was also due to a decrease in cash used of $3.6 million for purchases of property and equipment during the three months ended April 30, 2016 compared to the three months ended April 30, 2015.
Financing Cash Flows
Net cash used in financing activities was $2.8 million during the three months ended April 30, 2016, an increase of $2.7 million, compared to the three months ended April 30, 2015. The increase was attributable to $3.0 million in cash used for the repayment of Acision debt during the three months ended April 30, 2016.
Effects of Exchange Rates on Cash and Cash Equivalents
The majority of our cash and cash equivalents are denominated in U.S. dollars. However, due to the nature of our global business, we also hold cash denominated in other currencies, primarily the euro, British pound, and the NIS. For the three months ended April 30, 2016, the fluctuation in foreign currency exchange rates had a favorable impact of $2.9 million on cash and cash equivalents.
Indebtedness
Spanish Government Sponsored Loans
As of April 30, 2016 and January 31, 2016, we had approximately $1.0 million of debt which we assumed in connection with the acquisition of Solaiemes on August 1, 2014. The debt consists of loans sponsored by the government of Spain that are extended for research and development projects.

For additional information, see Note 9 to the condensed consolidated financial statements included in this Quarterly Report.
Acision Indebtedness
As of April 30, 2016 and January 31, 2016, we had approximately $149 million and $152 million of debt, respectively, which we assumed in connection with the completion of the acquisition of Acision. On August 6, 2015, Acision entered into a consent, waiver and amendment (or the Amendment) with the requisite lenders under Acision’s credit agreement (or the Acision Credit Agreement) governing Acision’s existing approximately $156.0 million senior credit facility (or the Acision Senior Debt), pursuant to which the Acision Senior Debt remained in place following completion of the Acquisition. This debt matures on December 15, 2018. Pursuant to the terms of the Acision Credit Agreement the Acision Senior Debt bears interest at a rate per annum, at the option of Acision, of either (i) a customary adjusted Eurocurrency interest rate plus 9.75% or (ii) a customary base rate plus 8.75%, which currently accrues interest at 10.75%, and matures, subject to the terms and conditions of the Acision Credit Agreement, on December 15, 2018. In connection with the Amendment, we agreed to pay certain costs imposed on Acision by its lenders under the Acision Senior Debt.
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
The Acision Credit Agreement also contains a financial covenant that requires Acision to maintain under IFRS a Consolidated Debt to Consolidated Earnings before Interest, Taxes, Depreciation and Amortization (or Consolidated EBITDA) (all of the foregoing as defined in the Acision Credit Agreement) leverage ratio measured quarterly of no greater than 3.75 to 1. At the last covenant reporting date, March 31, 2016, the Company was in compliance with the financial covenant under IFRS and its consolidated leverage ratio was approximately 3.47 to 1.
For additional information, see Note 9 to the condensed consolidated financial statements included in this Quarterly Report.
Xura Ltd. Lines of Credit
As of April 30, 2016 and January 31, 2016, Xura Ltd., our wholly-owned Israeli subsidiary, had a $5.0 million and $17.0 million, respectively, line of credit with a bank to be used for various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. During the three months ended April 30, 2016, Xura Ltd. decreased the line of credit from $17.0 million to $5.0 million with a corresponding decrease in the cash balances Xura Ltd. is required to maintain with the bank to $5.0 million. This line of credit is not available for borrowings. The line of credit bears no interest and is subject to renewal on an annual basis. Xura Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts utilized under the line of credit. As of April 30, 2016 and January 31, 2016, Xura Ltd. had utilized $0.7 million and $10.3 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
As of April 30, 2016 and January 31, 2016, Xura Ltd. had an additional line of credit with a bank for $5.0 million, to be used for borrowings, various performance guarantees to customers and vendors, letters of credit and foreign currency transactions in the ordinary course of business. Borrowings under the line of credit bear interest at an annual rate of the London Interbank Offered Rate plus a variable margin determined based on the bank’s underlying cost of capital. Xura Ltd. is required to maintain cash balances with the bank of no less than the capacity under the line of credit at all times regardless of amounts borrowed or utilized under the line of credit. As of April 30, 2016 and January 31, 2016, Xura Ltd. had no outstanding borrowings under the line of credit. As of April 30, 2016 and January 31, 2016, Xura Ltd. had utilized $3.9 million and $3.7 million, respectively, of capacity under the line of credit for guarantees and foreign currency transactions.
Other than Xura Ltd.’s requirement to maintain cash balances with the banks as discussed above, the lines of credit have no financial covenants. These cash balances required to be maintained with the banks were classified as “Restricted cash and bank deposits” and “Long-term restricted cash” included within the condensed consolidated balance sheets as of April 30, 2016 and January 31, 2016.
Restructuring Initiatives
We review our business, manage costs and align resources with market demand and in connection with acquisitions. As a result, we have taken several actions to improve our cash position, reduce fixed costs, eliminate redundancies, strengthen operational focus and better position us to respond to market pressures or unfavorable economic conditions. While such restructuring initiatives are expected to have positive impact on our operating cash flows in the long term, they also have led and will lead to some expenses. During the three months ended April 30, 2016 and 2015, we recorded severance and facility-related costs attributable to existing restructuring initiatives of $10.3 million and $4.0 million, respectively, and paid $3.8 million and $2.6 million, respectively. The remaining severance and facility-related costs relating to existing restructuring initiatives of $10.1 million and $2.7 million are expected to be substantially paid by January, 2017 and December 2024, respectively.
For additional information relating to our financial obligations in respect of restructuring initiatives, see Note 8 to the condensed consolidated financial statements included in this Quarterly Report.
Amdocs Asset Purchase Agreement
On April 29, 2015, we entered into an Asset Purchase Agreement (including the ancillary agreements and documents thereto, the Amdocs Purchase Agreement) with Amdocs Limited, a Guernsey company (or Purchaser). Pursuant to the Amdocs Purchase Agreement, we agreed to sell substantially all of our assets required for operating our converged, prepaid and postpaid billing and active customer management systems for wireless, wireline, cable and multi-play communication service providers (or the BSS Business) to the Purchaser, and the Purchaser agreed to assume certain post-closing liabilities of ours (or the Asset Sale). The initial closing of the Asset Sale occurred on July 2, 2015. For additional information, see Note 3 to the condensed consolidated financial statements included in this Quarterly Report.
Acquisition of Acision
On August 6, 2015 (or the Closing Date), we completed the acquisition (or the Acquisition) of Acision Global Limited, a private company formed under the laws of England and Wales (or Acision), a holding company for Acision B.V. (its sole asset), pursuant to the terms of the share sale and purchase agreement, dated June 15, 2015 (or the Purchase Agreement), between us and Bergkamp Coöperatief U.A., a cooperative with excluded liability formed under the laws of the Netherlands (or the Seller).
For additional information, see Note 4 to the condensed consolidated financial statements included in this Quarterly Report.
Guarantees and Restrictions on Access to Subsidiary Cash
Guarantees
We provide certain customers in the ordinary course of business with financial performance guarantees, which in certain cases are backed by standby letters of credit or surety bonds, the majority of which are cash collateralized and accounted for as restricted cash and bank time deposits. We are only liable for the amounts of those guarantees in the event of our nonperformance, which would permit the customer to exercise the guarantee. As of April 30, 2016 and January 31, 2016, we believe that we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and that any liabilities arising in connection with these guarantees will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. We also obtained bank guarantees primarily to provide customer assurance relating to the performance of certain obligations required by customer agreements for the guarantee of certain payment obligations. These guarantees, which aggregated $9.6 million and $19.1 million as of April 30, 2016 and January 31, 2016, respectively, are generally scheduled to be released upon our performance of specified contract milestones, a majority of which are scheduled to be completed at various dates through July 31, 2017.
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
Cash and cash equivalents held by foreign subsidiaries
We operate our business internationally. A significant portion of our cash and cash equivalents are held by various foreign subsidiaries. As of April 30, 2016 and January 31, 2016, we had $96.9 million and $89.0 million or 81% and 77% respectively, of our cash and cash equivalents held by our foreign subsidiaries. If cash and cash equivalents held outside the United States are distributed to the United States resident corporate parents in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We may incur substantial withholding taxes if we repatriate our cash from certain foreign subsidiaries. We expect a portion of our foreign subsidiaries cash to be repatriated to the U.S. As this amount has been previously subject to U.S. tax, the non-U.S. withholding taxes that would be imposed on an actual triggering of a dividend of $148.5 million has been accrued in the amount of $20.3 million. At April 30, 2016, we had approximately $102.1 million of undistributed earnings in its foreign subsidiaries which are considered to be indefinitely reinvested, and the determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 30, 2016, we had no material off-balance sheet arrangements, other than performance guarantees disclosed in “—Liquidity and Capital Resources—Guarantees and Restrictions on Access to Subsidiary Cash—Guarantees.” There were no material changes in our off-balance sheet arrangements since January 31, 2016. For a more comprehensive discussion of our off-balance sheet arrangements as of January 31, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2015 Form 10-K.
CONTRACTUAL OBLIGATIONS
There were no material changes in our contractual obligations from January 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2015 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We described the significant accounting policies and methods used in the preparation of our consolidated financial statements in Note 1 to the consolidated financial statements included in Part IV, Item 15 of our 2015 Form 10-K. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our 2015 Form 10-K, and include the following:

•	revenue recognition;

•	extended payment terms;

•	percentage-of-completion accounting;

•	stock-based compensation;

•	recoverability of goodwill;

•	recoverability of long-lived assets;

•	income taxes;

•	litigation and contingencies; and

•	purchase price accounting.
We do not believe that there were any significant changes in our critical accounting policies during the three months ended April 30, 2016.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information related to recently issued accounting pronouncements, see Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2015 Form 10-K, provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the three months ended April 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our 2015 Form 10-K, which continues to exist as of April 30, 2016.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of improving our controls to remediate the material weaknesses that existed as of January 31, 2016.  The remediation measures we are implementing are subject to ongoing senior management review, as well as audit committee oversight. These remediation measures include a reconciliation control matrix that includes reviews of all Acision balance sheet accounts by competent resources at the Ra’anana and Wakefield locations and enhancements to the documentation requirements in support of the journal entry review process and our information technology general controls. We are continuing to improve these processes and accelerate movement of certain accounting transactions to Ra’anana as appropriate. We are also continuing to assess and upgrade accounting resources as needed throughout our company to ensure reliable accounting processes and effectiveness of managerial reviews. We have implemented changes in our IT infrastructure to require proper segregation of duties and change management procedures as well as automating the review and approval processing of journal entries. Furthermore, we have augmented our tax resources with additional personnel with sufficient training, knowledge and experience. While some of the remediation actions are in process, this will take time to be fully integrated and confirmed to be effective and sustainable. Until the remediation steps are fully implemented and tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations include the following:

•.	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•.	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•.
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•.	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 17 to the condensed consolidated financial statements included in this Quarterly Report. Except as disclosed in such note, there have been no material developments in the legal proceedings previously reported in our 2015 Form 10-K.

ITEM 1A.	RISK FACTORS

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union

The announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The Referendum is non-binding; however if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our results of operations, in a number of ways, including:

•
Our international sales are denominated in both the U.S. dollar and currencies other than U.S. dollars. A fluctuation of currency exchanges rates may expose us to gains and losses on non U.S. currency transactions and a potential devaluation of the local currencies of our customers relative to the U.S. dollar may impair the purchasing power of our customer and could cause customers to decrease or cancel orders or default on payment; and

•
We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

Any of these effects of Brexit, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
February 1, 2016 – February 29, 2016	—	$—	—	$8,563,754
March 1, 2016 – March 31, 2016	—	—	—	8,563,754
April 1, 2016 – April 30, 2016	—	—	—	8,563,754
Total	—	$—	—	$8,563,754

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description

2.1
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

101*
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

Xura, Inc.

June 27, 2016	/s/ Philippe Tartavull
Philippe Tartavull President and Chief Executive Officer (Principal Executive Officer)

June 27, 2016	/s/ Jacky Wu
Jacky Wu Executive Vice President and Chief Financial Officer (Principal Financial Officer)